Form 10-K
period 2017-12-31
Evolus, Inc.
filed 2018-03-29
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-38381
_____________________________
EVOLUS, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware		46-1385614
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
17901 Von Karman Avenue, Suite 150 Irvine, California 92614 (949) 284-4555 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_____________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, $0.00001 par value per share		The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the
registrant was required to submit and post such files).    Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial statement accounting standards provide pursuance to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 23, 2018, 23,640,389 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain and maintain regulatory approval of our sole product candidate, DWP-450, and any related restrictions, limitations and/or warnings in the label of DWP-450;

•	our ability to successfully commercialize DWP-450, if approved;

•	the potential market size, opportunity and growth potential for DWP-450, if approved;

•
the attractiveness of DWP-450’s characteristics (including the benefits of a 900 kilodalton, or kDa, botulinum toxin type A complex) and the rate and degree of physician and patient acceptance of DWP-450, if approved;

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize DWP-450, if approved;

•	the pricing of DWP-450, if approved, and the flexibility of our pricing and marketing strategy compared to our competitors;

•	the performance of our third-party licensors, suppliers, manufacturers and distributors;

•	our expectations regarding our future development of DWP-450 for other indications;

•	the accuracy of our estimates regarding the amount and timing of expenses, future revenue, capital requirements and needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals or clearances for DWP-450;

•	regulatory and legislative developments in the United States, European Union, or EU, Canada and other countries;

•	developments and projections relating to our competitors and our industry, including competing products and procedures;

•	the loss of key management personnel;

•	our future financial performance and our ability to continue as a going concern;

•	our relationship with ALPHAEON Corporation, or ALPHAEON, our controlling stockholder, and its ability to control the direction of our business; and

•	the results of current and any future legal proceedings.
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ significantly from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K.  Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission, or SEC.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements.  Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report on Form 10-K and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Evolus,” “company,” “we,” “us” and “our” refer to Evolus, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.
EVOLUS™ is one of our trademarks that is used in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Annual Report on Form 10-K as BOTOX. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Item 1.     Business.
Overview
We are a medical aesthetics company focused on delivering advanced aesthetic procedures and treatments to physicians and consumers. We focus on the self-pay aesthetic market and our first product candidate, PrabotulinumtoxinA (DWP-450) is an injectable 900 kDa botulinum toxin type A complex designed to address the needs of the large and growing facial aesthetics market. We believe we will offer physicians and consumers a compelling value proposition with DWP-450. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader and the only known approved 900 kDa botulinum toxin type A complex in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation. We have completed the clinical development program for DWP-450 for the treatment of moderate to severe glabellar lines, also known as “frown lines,” between the eyebrows, in the United States, EU and Canada. The U.S. Food and Drug Administration, or the FDA, issued a Prescription Drug User Fee Act, or PDUFA, date of May 15, 2018 for completion of its review of our Biologics License Application, or BLA. We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and it was accepted for review in July 2017 with a decision that we expect by the second half of 2018. We have also submitted a New Drug Submission, or NDS, to Health Canada and it was accepted for review in October 2017 with a decision that we expect by the second half of 2018.

We successfully completed a comprehensive five-study DWP-450 clinical development program in the United States, EU and Canada to meet the regulatory requirements for a BLA in the United States, a MAA in the EU and a NDS in Canada, for the treatment of moderate to severe glabellar lines. The program, which was developed in consultation with the FDA and European regulatory bodies, included three multicenter, randomized, controlled, single dose Phase III studies and two open label, multiple dose, long-term Phase II studies. Over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in the program. All three Phase III studies successfully met their respective primary endpoints.

Our primary market is the self-pay aesthetic market, which includes medical products purchased by physicians that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. Within the self-pay aesthetic market, the global aesthetic neurotoxin market was estimated to generate approximately $1.8 billion of revenue in 2017 and is estimated to grow to approximately $2.3 billion in 2020. The United States is the largest portion of this market and was estimated to generate approximately $941 million of revenue in 2017 and is expected to grow to approximately $1.2 billion in 2020. We believe the continued growth of the aesthetic neurotoxin market will be driven by an aging population, increased use by individuals between the ages of 19 and 34, whom we refer to as Millennials, rising disposable income, improved accessibility to these products and treatments due to an increase in the number of physicians who perform these procedures, continued innovation, and an increasing acceptance and utilization of elective or minimally invasive aesthetic procedures.

If approved, we plan to launch DWP-450 in the United States by building a commercialization infrastructure, including a specialty sales force of approximately 65 sales representatives within our first year of commercial launch and growing to 150 sales representatives over time. We intend for our sales force to market the product to aesthetic practices, beginning with U.S. board certified dermatologists, plastic surgeons, facial plastic surgeons and oculoplastic surgeons at launch and expanding to the broader aesthetic injector market over time. We intend to establish brand awareness for DWP-450 through national public relations, social media and direct-to-consumer media campaigns, which are widely-used commercialization channels for aesthetic neurotoxin products. In the long-term, we plan to capitalize on our commercialization infrastructure and our relationships with key aesthetic physicians to provide a comprehensive medical aesthetics portfolio over time, thereby driving continued revenue growth without a proportional increase in our selling, general and administrative expenses. Outside of the United States, we plan to market and sell DWP-450 through distributors in the territories in which we have the right to sell it.

On September 30, 2013, we entered into a license and supply agreement, or the Daewoong Agreement, pursuant to which we have an exclusive distribution license to DWP-450 from Daewoong Pharmaceuticals Co., Ltd., or Daewoong, a South Korean pharmaceutical manufacturer, for aesthetic indications in the United States, EU, Canada, Australia, Russia, Commonwealth of Independent States, or C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. We also have an option to exercise a similar license in these territories for therapeutic indications by the end of 2018, which we have assigned to and are currently holding in trust for ALPHAEON. DWP-450 will be manufactured by Daewoong in a recently constructed facility in South Korea that is designed with the intention of complying with FDA and EMA current Good Manufacturing Practice, or cGMP, requirements. We also have the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than DWP-450) in a territory covered by the license.
Our Competitive Strengths
We believe we will offer physicians and consumers a compelling value proposition beginning with the launch of DWP-450, if approved, for the following reasons:

•
DWP-450 will offer the U.S. market the first known 900 kDa neurotoxin alternative to BOTOX. Both DWP-450 and BOTOX manufacturing start with a 900 kDa complex, include adding the excipients human serum albumin, or HSA, and sodium chloride, and are finished by vacuum drying. If approved, DWP-450 is expected to be the only known neurotoxin product in the United States with a 900 kDa neurotoxin complex other than BOTOX. We believe an important component of competitiveness in the neurotoxin market relates to the characteristics associated with the 900 kDa complex and the potential of the accessory proteins to increase the effectiveness of the active toxin portion of the complex.

•
DWP-450 may be easily integrated into existing aesthetic physician practices. DWP-450 was clinically tested with one DWP-450 unit compared to one BOTOX unit. In the study, both products were stored, prepared and injected identically. We believe aesthetic physicians’ familiarity with the 900 kDa neurotoxin complex’s handling, preparation and dosing will more easily facilitate incorporation of DWP-450 into their practices.

•
Enhanced level of physician-customer interaction through an aesthetic-only marketing strategy. We have elected to specifically target the self-pay aesthetic market. With a reduced regulatory burden compared to third-party payor reimbursed markets, we believe we will achieve a number of benefits that market participants in reimbursed markets are unable to achieve, such as an enhanced level of interaction with our physician-customers. It is expected that upon U.S. approval, DWP-450 will be the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. We intend to utilize this flexibility to drive market adoption through programs such as promotional events, sampling programs and pricing strategies.

•
We have strong relationships with aesthetic key opinion leaders, or KOLs. We have established relationships with aesthetic KOLs as a result of our management team’s industry experience and engagement of our clinical trial investigators. In addition, there are approximately 250 KOLs who have invested in our parent organizations, creating financial alignment with our success. KOLs are important information resources to the general physician-customer market due to their clinical expertise, academic reputations, active clinical practices and their status as medical innovators. The broader physician community often looks to KOLs for their experience with products and procedures as part of their new product and procedure adoption process.

•
Our management team has significant experience and expertise in medical aesthetics. Our management team has extensive experience in self-pay healthcare markets, in the development, market launch and commercialization of major medical products, execution and integration of business development transactions, identification of and partnerships with KOLs, and understanding of the regulatory environment of the healthcare markets. Key members of our leadership team have also served in relevant senior leadership positions with leading aesthetic companies.

Our Strategy
Our near-term strategy is to enter the U.S. medical aesthetic neurotoxin market with DWP-450. We plan to expand our product offerings over time through in-licensing, partnerships and acquisitions. The key components of our strategy are:

•
Achieve regulatory approval of DWP-450. We believe the experience of our management team improves our ability to advance DWP-450 through the development phase and increases the likelihood of successfully obtaining approval for our product candidate. We also believe the completion of our clinical development program for the glabellar line indication and the acceptance of our BLA within three years of enrollment of the first patient demonstrates our ability to execute an effective development plan. In addition, we have worked with Daewoong to build a custom facility designed for neurotoxin manufacturing under FDA and EMA cGMP requirements during this pre-commercialization period.

•
Launch the first known 900 kDa neurotoxin in the United States since BOTOX was launched 15 years ago. The U.S. aesthetic neurotoxin market has been dominated by BOTOX since it received FDA approval for the treatment of glabellar lines in 2002. As the only known commercially approved 900 kDa neurotoxin for the last 15 years, BOTOX has flourished in an economic market structure with only one 900 kDa product option and significant barriers to entry, including a strenuous regulatory approval process. DWP-450, if approved, is expected to be the only known BOTOX alternative in the United States with a 900 kDa complex and Phase III clinical testing of one DWP-450 unit to one BOTOX unit. We believe these product characteristics will enable aesthetic physicians who use BOTOX to more easily incorporate DWP-450 in their practices.

•
Pursue an aesthetic-only marketing strategy. It is expected that upon U.S. approval, DWP-450 will be the only U.S. neurotoxin without a therapeutic indication. An aesthetic-only indication is an important strategic advantage because it provides greater flexibility around pricing and marketing strategies compared to neurotoxin manufacturers with aesthetic and therapeutic sales. Current U.S. neurotoxin manufacturers are required to calculate their neurotoxin’s average sales price, or ASP, inclusive of both aesthetic and therapeutic sales, for purposes of therapeutic reimbursement. As a result, we believe that U.S. neurotoxin manufacturers limit aesthetic neurotoxin discounting to protect their therapeutic neurotoxin reimbursement rate, with therapeutic sales representing approximately 60% of all U.S. neurotoxin sales in 2016. By contrast, we will not have a therapeutic indication for DWP-450 upon commercialization and therefore will have greater flexibility in our pricing strategies. We will utilize this flexibility to create a compelling value proposition for aesthetic physicians. Additionally, our aesthetic-only focus will allow us marketing flexibility and the ability to pursue our neurotoxin commercial strategy.

•
Leverage our strong KOL relationships in medical aesthetics for our commercial launch. We will utilize our strong KOL relationships to facilitate the awareness of the DWP-450 clinical evidence to the broader aesthetic physician community. Since KOLs opinions are valued due to their clinical expertise, academic reputations, active clinical practices and status as medical innovators, we believe the aesthetic KOLs, including our indirect investors, will be important in influencing aesthetic physician buying decisions. We plan to utilize our KOLs to assist in scientific presentations, publications and other methods by which we will drive awareness.

•
Build a commercialization infrastructure with specialized sales and marketing functions. We intend to establish a commercial infrastructure targeting board certified dermatologists, plastic surgeons, facial plastic surgeons and oculoplastic surgeons at launch and expanding to the broader aesthetic injector market over time. We will hire experienced sales professionals who will reflect our commitment to serving physicians and their patients with a high level of service and engagement. We will partner with established distributors outside the United States to reach and serve physicians and consumers in those territories.

•
Establish a leading medical aesthetics company by in-licensing technology, developing partnerships and potentially acquiring products. Our long-term strategy is to build our company into a leading medical aesthetics company. We believe that an aesthetic neurotoxin is an attractive entry point for building a medical aesthetic portfolio as the aesthetic neurotoxin segment is one of the largest product segments in the self-pay medical aesthetics market. We intend to add additional self-pay medical aesthetics products that yield high patient satisfaction. We will use the insights of our management team to develop partnerships, in-license technology and potentially acquire products to expand our medical aesthetics product offerings over time. These products may include dermal fillers, aesthetic lasers, energy devices, and breast implants. We believe that we will create a commercial infrastructure and maintain relationships with key aesthetic physicians that can be leveraged over time to offer a medical aesthetics portfolio to our customers to drive growth without a significant increase in our selling, general and administrative expenses.

Our Market
Our primary market is self-pay healthcare, which includes medical products purchased by physicians that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. By focusing on the self-pay medical aesthetics market, we believe we will not be exposed to reimbursement risk associated with a reliance on payments from such third-party payors and we will be subject to fewer regulations that place limits on the types of marketing and other interactions we can have with physicians. For example, the federal Anti-Kickback Statute, or the Anti-Kickback Statute, imposes significant restrictions on the ability of healthcare manufacturers who have products or services reimbursed by a federal healthcare program to interact with physicians in relation to the marketing of their products. We believe our clinical data and clinical testing of one DWP-450 unit to one BOTOX unit, together with the reduced regulatory burden and related flexibility in marketing and pricing, will improve our ability to generate product demand for DWP-450.

The global self-pay medical aesthetics neurotoxin market was estimated to generate approximately $1.8 billion of revenue in 2017 and is estimated to grow to approximately $2.3 billion in 2020. The global self-pay medical aesthetics market was estimated to generate approximately $9.3 billion of revenue in 2015 and is estimated to grow to approximately $15.1 billion in 2020, representing a 10% compound annual growth rate, or CAGR, of which the United States comprises the largest portion of the market at an estimated $3.9 billion of revenue in 2015, and is estimated to grow at an 11% CAGR during the same period. We believe the growth in both the self-pay medical aesthetics neurotoxin market and the overall self-pay medical aesthetics market is being driven by a number of factors, including:

•	an aging population consisting of both Generation X, comprised of individuals between the ages of 35 and 50, and Baby Boomers, comprised of individuals between the ages of 51 and 64;

•
individuals between the ages of 19 and 34, whom we refer to as Millennials, seeking to prophylactically delay the appearance of aging and utilizing neurotoxins as an entry point for aesthetic procedures due to its minimally invasive nature;

•	an increasing life expectancy, which is resulting in consumers with a desire for improved appearance and well-being;

•	rising disposable income, with the U.S. Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 17% from March 2012 to March 2017;

•	growing awareness, utilization and acceptance of elective or minimally invasive aesthetic procedures; and

•	continued innovation and improved accessibility to these treatments due to an increase in the number of physicians who perform these procedures.
We believe the demand for aesthetic treatment for facial lines has stimulated growth in the use of botulinum toxin type A, given the neurotoxin’s minimally invasive nature of the treatment, effectiveness, ease of use, and safety profile. Additionally, a consumer is able to have the procedure performed with minimal interruption to daily life primarily because most treatments require less than 30 minutes to be completed and have little to no recovery period. In general, the results of neurotoxin treatments may last up to four months but are not permanent. As a result, consumers may seek repeat procedures to maintain the product’s effect, which translates into recurring revenue generation for manufacturers and physicians.

The large and established U.S. aesthetic neurotoxin market includes a wide range of age groups. In 2016, approximately 39% of total U.S. nonsurgical procedures were performed on Generation X consumers and approximately 31% were performed on Baby Boomer consumers. Millennial consumers represent a growing segment of the aesthetic neurotoxin market with data from the American Society of Plastic Surgeons showing a 49% increase between 2009 and 2016 in the number of botulinum toxin type A procedures in consumers aged 20 to 29, which is the younger subset of the age 19 to 34 Millennial generation. In 2016, this 20 to 29 age group made up approximately 16% of total U.S. nonsurgical procedures in 2016, and we believe provides a source of future growth.

The current medical aesthetics botulinum toxin type A market is set forth in the following table:

Botulinum toxin type A prices have increased consistently in recent years. According to the Centers for Medicare and Medicaid Services, or CMS, the ASP of BOTOX was approximately $578 per 100 unit vial as of December 2017, up nearly 10% or over approximately $52, from its December 2014 ASP of approximately $526 per 100 unit vial. The ASP of Dysport was approximately $466 per 300 unit vial as of December 2017, up nearly 8% or over approximately $35, from its December 2014 ASP of approximately $431 per 300 unit vial. Further, the ASP of Xeomin was approximately $479 per 100 unit vial as of December 2017, up nearly 13% or over approximately $57, from its December 2014 ASP of approximately $422 per 100 unit vial. Many physicians have expressed frustration with increasing neurotoxin prices. According to a physician survey conducted by Bernstein Research in the second quarter of 2017, approximately 41% of physicians surveyed stated that they would be willing to try a new neurotoxin with a material discount strategy.

DWP-450 Overview
We licensed DWP-450 from Daewoong in September 2013 and commenced clinical trials in 2014. DWP-450 is an injectable formulation of a 900 kDa botulinum toxin type A complex designed to address the needs of the large and growing facial aesthetics market. We completed a comprehensive five-study DWP-450 clinical development program in the United States, EU and Canada to meet the regulatory requirements for a BLA in the United States, a MAA in the EU, and a NDS in Canada, for the treatment of moderate to severe glabellar lines. Our program was developed in consultation with the FDA and European regulatory bodies. These regulatory bodies provided guidance and feedback on the critical endpoints and statistical methodology required to develop the safety and efficacy endpoints that would support this indication’s approval.
The clinical program included three randomized, controlled, single dose Phase III studies, and two open label, multiple dose, long-term Phase II safety studies. Over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in the program. All three Phase III studies successfully met their respective primary endpoints. A BLA and MAA seeking approval for the treatment of adult patients with glabellar lines was accepted and validated by the FDA and EMA, respectively, in July 2017 and a NDS was accepted by Health Canada in October 2017 on the basis of these studies. The FDA issued a PDUFA date of May 15, 2018 for completion of its review of our BLA. If approved, DWP-450 is expected to be the first known 900 kDa neurotoxin product in the United States since BOTOX was approved for the treatment of glabellar lines in 2002. Our MAA was accepted for review in July 2017 with a decision that we expect by the second half of 2018.
As demonstrated in the figure below, DWP-450 contains a 900 kDa botulinum toxin type A complex produced by the bacterium Clostridium botulinum. The active part of the neurotoxin is the 150 kDa component, and the remaining 750 kDA of the complex is made up of accessory proteins that we believe help with the function of the active portion of the toxin. DWP-450 has the same mechanism of action as other type A botulinum toxins. When injected intramuscularly at therapeutic doses, botulinum toxin causes a chemical denervation of the muscle resulting in localized reduction of muscle activity. Botulinum toxin type A specifically blocks peripheral acetylcholine release at presynaptic cholinergic nerve terminals by cleaving SNAP-25, a protein integral to the successful docking and release of acetylcholine from vesicles situated within the nerve endings leading to denervation and relaxation of the muscle.

Diagram of Botulinum Toxin Type A
The following table provides a summary of the botulinum toxin type A complex composition for DWP-450 and available toxins in the United States.
Daewoong South Korean Clinical Development for Glabellar Lines
In South Korea, two DWP-450 clinical studies were used to support Daewoong’s BLA to the Korean Ministry of Food and Drug Safety, or MFDS, including one Phase I study and one Phase III study. Both studies were double blind, randomized trials with an active control. Both compared 20 units of Nabota, a DWP-450 formulation, with 20 units of BOTOX (onabotulinumtoxinA), injected as 4 units per 0.1 milliliters, or mL, into each of five target sites in the glabellar region of adult subjects with moderate to severe glabellar lines. Both the Phase I and Phase III study used the investigator’s assessment of the improvement of glabellar lines at maximum frown on a four-point Glabellar Line Severity scale to evaluate efficacy, where 0 = none, 1 = mild, 2 = moderate and 3 = severe glabellar lines at maximum frown.
Phase I Clinical Trial. The Phase I study included 20 randomized subjects, with 10 subjects receiving Nabota and 10 subjects receiving BOTOX. The average ages, ratios of males to females, and the rating of glabellar lines at maximum frown and at rest at 4 weeks were similar between the two groups. Two adverse events, or AEs, were reported: a mild case of dizziness in a Nabota subject and a mild case of headache in a BOTOX subject.
Phase III Clinical Trial. The Phase III study included 268 randomized subjects, with 135 subjects receiving Nabota and 133 subjects receiving BOTOX. The primary efficacy endpoint was the responder rate at maximum frown at 4 weeks. A responder was defined as a subject with a Glabellar Line Severity scale score of none (0) or mild (1), based on the investigator’s assessment of glabellar lines. In a per protocol analysis, the responder rate was 93.9% in the Nabota group and

88.6% in the BOTOX group. The difference between these groups was 5.3% and the lower limit of the 97.5% one-sided confidence interval was -1.53%. A confidence interval, or CI, is a range of values in which, statistically, there is a specified level of confidence where the result lies. In this Phase III study, the results indicate that there is a 97.5% level of confidence that the difference between the Nabota and BOTOX responder rates was between -1.53% and 5.26%, which we express as: 97.5% CI (-1.53, 5.26). Based on the lower limit of the confidence interval surpassing a pre-determined -15.0% threshold for non-inferiority, the Nabota treatment group was determined to be non-inferior to BOTOX.

Korean Phase III Primary Endpoint - Responder Rates at Week 4, Glabellar Line Severity at Maximum Frown by Investigator Assessment	Korean Phase III Primary Endpoint - Non-Inferiority, Glabellar Line Severity at Maximum Frown by Investigator Assessment

A secondary efficacy endpoint was the responder rate at maximum frown at 4 weeks, 8 weeks, 12 weeks and 16 weeks, with a responder defined as a subject with a Glabellar Line Severity scale score of none (0) or mild (1), based on the investigator’s assessment of glabellar lines. The responder rates for the Nabota group were 93.6%, 83.9%, 75.6% and 62.1% at 4 weeks, 8 weeks, 12 weeks and 16 weeks, respectively. For the BOTOX group, the responder rates were 89.3%, 82.6%, 70.0% and 54.6% at 4 weeks, 8 weeks, 12 weeks and 16 weeks, respectively. The overall AE rate was 20.0% and 18.1% in the Nabota and BOTOX groups respectively, and the drug related AE rate was 5.9% and 4.5% in the Nabota and BOTOX groups respectively. There was one serious adverse event, or SAE, in the trial and it was assessed as not study drug related.
Korean Phase III Secondary Endpoint - Improvement in Rates for Glabellar Lines Severity at Maximum Frown by Investigator Assessment
South Korean Approval. Nabota was approved by the MFDS for marketing on November 29, 2013 for the treatment of glabellar lines. The Nabota DWP-450 formulation in the South Korean study and that is currently being commercialized by Daewoong is slightly different than the formulation used in our sponsored studies. The HSA used in our formulation is licensed and approved by the FDA and is certified by the EMA, whereas the HSA currently used in the Nabota formulation is not. In addition, the Nabota formulation is lyophilized, or freeze dried, whereas the product we intend to commercialize, if approved, is vacuum dried. See the section entitled “Additional Safety Evaluations” below for additional information.

Evolus Clinical Development for Glabellar Lines
In 2014, we initiated a comprehensive five-study DWP-450 clinical development program in the United States, EU and Canada to meet the regulatory requirements for a BLA in the United States, a MAA in the EU, and a NDS in Canada, for the treatment of moderate to severe glabellar lines. The program, which was developed in consultation with the FDA and European regulatory bodies, included three multicenter, randomized, double-blinded, controlled, single dose Phase III studies titled EV-001, EV-002 and EVB-003. Each Phase III study lasted 150 days. We also completed two open label, multiple dose, long-term Phase II studies titled EV-004 and EV-006, each lasting one year. Between September 2014 and August 2016, over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in this program.
In our clinical trials, subjects received intramuscular injections in five target sites in muscles that contribute to the formation of glabellar lines: the midline of the procerus, the inferomedial aspect of each corrugator, and the superior middle aspect of each corrugator. Each of the five target sites was injected with 0.1mL for a total of 0.5mL. Subjects assigned (in the open label studies) or randomized (in the controlled studies) to DWP-450 received a total of 20 units per treatment, administered as 4 units per 0.1 mL and those subjects who were randomized to the placebo group received 0.5 mL saline. In our EVB-003 Phase III trial, the only study of the five with both a placebo and active control arm, subjects randomized to the active control received a total of 20 units of BOTOX administered as 4 units per 0.1 mL. As in the Korean studies, 20 units of BOTOX served as the active control in EVB-003. In the multiple dose studies, eligible subjects could receive up to four treatments of 20 units of DWP-450 each.
All five studies contributed data to the evaluation of efficacy and safety. The table below summarizes our five-study DWP-450 clinical development program.

Listing of the Five U.S./EU DWP-450 Clinical Studies - Design Features and Efficacy Assessments

	EV-001	EV-002	EVB-003	EV-004	EV-006
Study	U.S. Pivotal Phase III Safety and Efficacy	U.S. Pivotal Phase III Safety and Efficacy	EU Pivotal Phase III Safety and Efficacy	U.S. Phase II Long-term Safety	U.S. Phase II Long-term Safety
Population
Healthy adults (≥18 years) who had moderate to severe glabellar lines (Glabellar Line Scale, or GLS, score ≥2) at maximum frown, as independently assessed by both Investigator Assessment (IA) and Subject Assessment(SA)
		Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown, as independently assessed by both IA and SA	Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown assessed by IA only and who felt that their glabellar lines had an important psychological impact	Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown assessed by IA only	Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown, as independently agreed by both IA and SA
Design, including Duration	Multicenter Randomized (3:1) Double blind Placebo controlled Single dose 150 days duration	Multicenter Randomized (3:1) Double blind Placebo controlled Single dose 150 days duration	Multicenter Randomized (5:5:1) Double blind Placebo and active controlled Single dose 150 days duration	Multicenter Non-randomized Open label Multiple dose (initial treatment plus up to three repeat treatments) 365 days duration	Multicenter Non-randomized Open label Multiple dose (initial treatment plus up to three repeat treatments) 365 days duration
Treatments	Single treatment of: 20 units of DWP-450 or 0.5mL saline (Placebo)	Single treatment of: 20 units of DWP-450 or 0.5mL saline (Placebo)	Single treatment of: 20 units of DWP-450 or 20 units of BOTOX or 0.5mL saline (Placebo)	20 units of DWP-450/treatment, up to a maximum of 4 treatments	20 units of DWP-450/treatment, up to a maximum of 4 treatments
Number of Subjects	330 randomized (3:1)	324 randomized (3:1)	540 randomized (5:5:1)	352 treated with DWP-450	570 treated with DWP-450
Location of Sites	United States	United States	Canada; France; Germany; Sweden; United Kingdom	United States	United States
Primary Endpoint	Proportion of subjects classified as responders on Day 30; A composite endpoint A responder was a subject with a ≥2 point improvement on the GLS from Day 0 to Day 30 at maximum frown	Proportion of subjects classified as responders on Day 30 A composite endpoint A responder was a subject with a ≥2 point improvement on the GLS from Day 0 to Day 30 at maximum frown	Proportion of subjects classified as responders on Day 30 Not a composite endpoint A responder was a subject with a GLS score of 0 or 1	None, all efficacy endpoints were exploratory	None, all efficacy endpoints were exploratory
Phase III U.S. Based Clinical Trials. The two identical U.S. Phase III studies, EV-001 and EV-002, enrolled subjects who were selected from a population of healthy adults, at least 18 years of age, who had moderate to severe glabellar lines at maximum frown, as independently assessed by the investigator and subject using the 4-point photonumeric Glabellar Line Scale, or GLS, where 0=no lines, 1=mild lines, 2=moderate lines and 3=severe lines. On Day 0, eligible subjects were randomly assigned in a 3:1 ratio to receive a single treatment of either DWP-450 or placebo. Subjects were followed for 150 days.
The primary efficacy endpoint was defined as the proportion of subjects classified as responders on Day 30. This was a composite endpoint in which a responder was a subject with a 2 point improvement or greater on the GLS from Day 0 to Day 30 at maximum frown, only if independently agreed by both investigator and subject assessment. In keeping with the FDA guidance, this was deemed to be a clinically meaningful composite primary efficacy endpoint.
Both studies met the primary endpoint of superiority over placebo. The percentages of responders in the intent to treat population for the composite primary endpoint, a two point or greater score composite improvement, in each of the two controlled single dose studies were:

•	EV-001: 1.2% placebo, 67.5% DWP-450, with an absolute difference between the groups of 66.3%, 95% CI (59.0, 72.4)

•	EV-002: 1.3% placebo, 70.4% DWP-450, with an absolute difference between the groups of 69.1%, 95% CI (61.5, 75.1)
U.S. Phase III Primary Endpoint - Composite Score ≥ 2 Point GLS Improvement at Maximum Frown on Day 30
Since a two point or greater composite score requires both the investigator and subject to agree simultaneously, studies using this definition generally have a lower responder rate than non-composite studies. Xeomin and Dysport represent two botulinum toxin type A products who also conducted trials using a two point or greater composite responder rate. The Xeomin two point or greater responder rates in their Phase III studies, per FDA labels, were 48% and 60%, and the Dysport rates were 52%, 55% and 60%. Importantly, no comparison across any of the studies can be made.

U.S. Phase III Primary Endpoint - Components of Composite Score, ≥ 2 Point GLS Improvement at Maximum Frown on Day 30 by Investigator and Subject Assessment
In the EV-001 study, analysis of the secondary endpoints investigated the response at maximum frown beyond Day 30 using a two point composite score. A subject was considered a responder only if a ≥2 point improvement had occurred on the GLS at maximum frown from Day 0, by both investigator and subject assessment:

•	At Day 90 (post hoc), the percentage of responders was 1.3% in the placebo group and 26.5% in the DWP-450 group with an absolute difference of 25.2%, p<0.001.

•	At Day 120, the percentage of responders was 1.3% in the placebo group and 8.3% in the DWP-450 group with an absolute difference of 7.0%, p=0.023.

•
At Day 150 or early termination, the percentage of responders was 0.0% in the placebo group and 4.6% in the DWP-450 group. The absolute difference of 4.6% between the groups remained statistically significant for the composite endpoint, p=0.041.

A p value, as expressed in the data above, is the probability that the difference between two data sets was due to chance. The smaller the p value, the more likely the differences are not due to chance alone. In general, if the p value is less than or equal to 0.05, the outcome is statistically significant.
The 2 point composite score results were similar in the EV-002 study to the EV-001 study for the secondary endpoints:

•	At Day 90 (post hoc), the percentage of responders was 0.0% in the placebo group and 25.8% in the DWP-450 group with an absolute difference of 25.8%, p<0.001.

•	At Day 120, the percentage of responders was 0.0% in the placebo group and 12.4% in the DWP-450 group, with an absolute difference of 12.4%, p<0.001.

•
At Day 150 or early termination, the percentage of responders was 0.0% in the placebo group and 4.6% in the DWP-450 group. The absolute difference of 4.6% between the groups remained statistically significant for the composite endpoint, p=0.047.

Additional exploratory efficacy analyses in the EV-001 and EV-002 studies were conducted where DWP-450 was investigated for a one point or greater improvement as assessed by either the subject or investigator at various days at maximum frown based on the GLS. DWP-450 was compared against a placebo at 2 days, 7 days, 14 days, 30 days, 90 days, 120 days and 150 days or early termination.
U.S. Phase III Exploratory Endpoints - ≥ 1 Point Improvement GLS at Maximum Frown
In each of the EV-001 and EV-002 studies, we also assessed as an exploratory endpoint investigator and patient assessments on the Global Aesthetic Improvement Scale, or GAIS. The GAIS is a five-point scale on which an evaluator, the subject or investigator, can determine the aesthetic outcome for the subject from: much improved, improved, no change, worse or much worse. The rate of positive responders, those who were assessed by either the subject or the investigator as much improved or improved, over the course of the study is provided below.
U.S. Phase III studies Exploratory Endpoint - Global Aesthetic Improvement Responders (Much Improved/Improved)
EV-002 Subject - Glabellar Lines at Maximum Frown
In the EV-001 study, the AE rate was 32.1% in the placebo group and 38.2% in the DWP-450 group. Placebo and DWP-450 groups were similar in the overall incidence of subjects who experienced one or more AEs. Three DWP-450 subjects (3/246,

1.2%) experienced SAEs, but none were assessed as study drug related. Placebo and DWP-450 groups were also similar in the percentages of subjects who experienced AEs assessed by the investigator as study drug related: 13.1% of placebo subjects and 15.4% of DWP-450 subjects. The eyelid and eyebrow ptosis rates, the drooping of an upper eyelid or eyebrow, respectively, in the DWP-450 group was 0.8% and 0.4%, respectively.

In the EV-002 study, the AE rate was 26.9% in the placebo group and 28.5% in the DWP-450 group. Placebo and DWP-450 groups were similar in the overall incidence of subjects who experienced one or more AEs. Four DWP-450 subjects (4/246, 1.6%) experienced a SAE, but none were assessed as study drug related. Placebo and DWP-450 groups were also similar in the percentages of subjects who experienced an AE assessed by the investigator as study drug related: 7.7% of placebo subjects and 9.8% of DWP-450 subjects. The eyelid and eyebrow ptosis rates in the DWP-450 arm were 1.2% and 0.4% respectively. Overall, AEs with an incidence of 1% or greater were headache at 9.3% in the DWP-450 groups and 7.6% in the placebo groups and eyelid ptosis at 1% in the DWP-450 groups and 0% in the placebo groups.
U.S. Phase III Trials - Adverse Event Rate Summary
Phase III European Clinical Trial for Glabellar Lines
The EVB-003 study was the third Phase III safety and efficacy study in the DWP-450 clinical development program, and was conducted in Europe and Canada. 540 subjects with moderate to severe glabellar lines, or a GLS score of 2 or 3, as assessed by the investigator, were eligible to be enrolled provided that subjects also felt their glabellar lines had an important psychological impact, such as on their mood, anxiety or depressive symptoms. On Day 0, eligible subjects were randomly assigned in a 5:5:1 ratio to receive a single treatment of 20 units of DWP-450, 20 units of BOTOX or placebo.
The primary efficacy endpoint was defined as the proportion of subjects classified as responders on Day 30. A responder was a subject with a GLS score of 0 or 1, as assessed by the investigator at maximum frown. The primary analysis of the primary efficacy endpoint in the EVB-003 study showed DWP-450’s superiority over placebo, and established DWP-450’s non-inferiority to BOTOX. The percentages of responders for the primary efficacy endpoint were:

•	4.2% in the placebo group, 95% CI (0.0, 9.8);

•	82.8% in the BOTOX group, 95% CI (78.1, 87.5); and

•	87.2% in the DWP-450 group, 95% CI (83.0, 91.5).
The absolute differences between the treatment groups were:

•	83.1% between DWP-450 and placebo groups, 95% CI (70.3, 89.4), (p<0.001), indicating DWP-450 was superior to placebo; and

•	4.4% between DWP-450 and BOTOX groups, 95% CI (-1.9, 10.8), with non‑inferiority of DWP-450 versus BOTOX concluded based on the lower bound of the 95% CI for the absolute difference exceeding -10.0%.

EU Phase III Primary Endpoint - Responder Rates at Maximum Frown on Day 30 (GLS = 0 or 1) by Investigator Assessment	EU Phase III Primary Endpoint - Non-Inferiority, at Maximum Frown on Day 30 by Investigator Assessment

As presented in the table below, within each group, 32.7% of placebo subjects, 41.9% of BOTOX subjects and 37.6% of DWP-450 subjects experienced AEs. One placebo subject (1/49, 2.0%), one BOTOX subject (1/246, 0.4%) and three DWP-450 subjects (3/245, 1.2%) experienced a total of 11 SAEs and none were assessed as study drug related. The eyelid ptosis rates were 1.6% in the DWP-450 arm and 0% in the BOTOX arm and the eyebrow ptosis rates were 0% in the DWP-450 arm and 0.4% in the BOTOX arm.

EU Phase III Trial - Adverse Event Rate Summary
Phase II Repeat Dose Clinical Trial for Glabellar Lines
The primary objective of the Phase II EV-004 study was to demonstrate the safety of DWP-450 in adult subjects receiving repeat doses of DWP-450 for the treatment of moderate to severe glabellar lines. This multi-dose study lasted one year. Subjects were selected from a population of healthy adults at least 18 years of age who had moderate to severe glabellar lines at maximum frown, as assessed by the investigator. On Day 0, eligible subjects were administered a single treatment, 20 units of DWP-450. On and after Day 90, subjects were eligible for a repeat treatment if their GLS score was 2 or greater at maximum frown, as assessed by the investigator. If a subject did not have a GLS score of 2 or greater, they were followed monthly until eligible for a repeat treatment or until the study ended on Day 365. The test product in this study was different from all the other Evolus sponsored studies because each vial contained lyophilized, instead of vacuum dried, DWP-450. See the section entitled “Additional Safety Evaluations” below for additional information. All other studies in the Evolus sponsored program used vials containing vacuum dried DWP-450.
Over the course of the one year study, the 352 subjects in the study received a median total dose of 60 units, or 3 treatments.
Total AEs

•	148 subjects (148/352, 42.0%) experienced a total of 265 AEs.

•	7 subjects (7/352, 2.0%) experienced a total of 9 SAEs, none assessed as study drug related.
Study Drug Related AEs

•	51 subjects (51/352, 14.5%) experienced a total of 59 AEs (59/265 events, 22.3%) assessed by the investigator as study drug related.

•
39 subjects (39/352, 11.1%) experienced a study drug related AE following the initial treatment visit, representing 76.5% of all subjects who experienced study drug related AEs (39/51). Progressively lower percentages of subjects experienced study drug related AEs following each repeat treatment: 3.4% (11/319) after the first repeat treatment, 1.5% (4/262) after the second repeat treatment, and none after the third repeat treatment.
The Phase II, EV-006 study’s primary objective was also to demonstrate the safety of DWP-450 in adult subjects receiving repeat doses of DWP-450 for the treatment of moderate to severe glabellar lines. Like EV-004, the EV-006 was a multi-dose study that lasted one year. Subjects were selected from a population of healthy adults at least 18 years of age who had moderate to severe glabellar lines at maximum frown, agreed by both the investigator and the subject, as opposed to the sole assessment of the investigator in the EV-004 study. On Day 0, eligible subjects were administered a single treatment of 20 units of DWP-450. On and after Day 90, subjects were eligible for repeat treatment if their GLS score was a 2 or greater at maximum frown, as assessed by the investigator. If a subject did not have a GLS score ≥2, they were followed monthly until eligible for repeat treatment or until the study ended on Day 365.
Over the course of the one-year study, the 570 subjects in the study received a median total dose of 60 units, or 3 treatments.
Total AEs

•	235 subjects (235/570, 41.2%) experienced a total of 475 AEs.

•
Seven subjects (7/570, 1.2%) experienced eight SAEs, none of the SAEs were assessed as study drug related. One death (1/570, 0.2%) was reported during the study, a SAE, this event was not related to the study drug.

Study Drug Related AEs

•	61 subjects (61/570, 10.7%) experienced a total of 91 AEs (91/473 events, 19.2%) assessed by the investigator as study drug related.

•
37 subjects (37/570, 6.5%) experienced 46 study drug related AEs following the initial treatment visit, representing 60.7% of all subjects who experienced study drug related AEs (37/61). Progressively lower percentages of subjects experienced study drug related AEs following each repeat treatment: 3.6% (19/524) after the first repeat treatment, 3.2% (14/431) after the second repeat treatment, and 1.9% (4/214) after the third repeat treatment.

The combined eyelid ptosis rate for the EV-004 and EV-006 studies was 0.9%.
Additional Safety Evaluations
The five Evolus sponsored studies, EV-001, EV-002, EVB-003, EV-004 and EV-006, assessed the vital signs of subjects, and there were no notable differences found between the DWP-450 group and placebo. In the U.S.-based studies, EV-001, EV-002, EV-004 and EV-006, additional testing was conducted such as chemistry, hematology, urinalysis, and electrocardiograms, and these additional tests did not reveal any notable differences between the DWP-450 and placebo groups. During the course of the U.S.-based studies, testing was also conducted looking for subjects who developed antibotulinum toxin antibodies after exposure to the drug, referred to as cases of seroconversion. There were two cases of seroconversion in the EV-004 repeat dose study. The DWP-450 formulation in the EV-004 study was not the same as the formulation used in all the other Evolus studies. Specifically, the DWP-450 formulation for the EV-004 study used a lyophilizing, or freeze drying, method for removing water. The pivotal studies EV-001 and EV-002, and the repeat dose study EV-006, used a DWP-450 formulation that was vacuum dried, and there were no cases of seroconversion in any subjects. This vacuum dried formulation was tested for antibotulinum antibody formations in 1,739 DWP-450 treatments in the 570 subjects in the repeat treatment EV-006 trial, and 492 DWP-450 treatments in the two U.S. single treatment Phase III trials, EV-001 and EV-002. If approved, we plan to commercialize the vacuum dried formulation of DWP-450.
Testing for neutralizing antibody formation was also conducted in the Daewoong Nabota DWP-450 studies and there were no cases of seroconversion. The Nabota DWP-450 formulation in the South Korean studies is slightly different than the formulation used in the Evolus sponsored studies. The HSA used in the Evolus formulation is licensed and approved by the FDA and certified by the EMA. Additionally, the Nabota product is lyophilized, whereas the Evolus product intended for commercialization is vacuum dried.
Additional Daewoong Clinical Trials
Phase III Post Stroke Upper Limb Spasticity Clinical Trial. Daewoong has also conducted a post-stroke upper limb spasticity Phase III comparator study. It was a randomized, double blind, multi-center, active drug controlled, Phase III clinical trial to compare the safety and efficacy of Nabota versus BOTOX conducted in South Korea. This study was the basis for registration and approval of Nabota with the MFDS for the post-stroke upper limb spasticity indication in South Korea.
Patients diagnosed with a stroke at least six weeks prior to the start date of the study and found to be eligible based on the screening test result, were randomized to either Nabota or BOTOX. Treatment consisted of intramuscular injections of up to 360 units to the wrist flexor, elbow flexor, finger flexor or thumb-in-palm; the total dose depended on the existence and severity of spasticity. In order to assess efficacy and safety after the treatment, follow-up visits were performed at 4, 8, and 12 weeks.
The primary endpoint compared the evaluations of the changes in muscle tension values as measured by the Modified Ashworth Scale, or MAS, scores of wrist flexors at 4 weeks after the injection compared to the scores before treatment. The changes in the wrist flexor MAS assessed by the investigator at 4 weeks after treatment compared to the baseline in the per protocol analysis group for the primary efficacy assessment were -1.44±0.72 points and -1.46±0.77 points in the Nabota and BOTOX group, respectively. Both groups demonstrated statistically significant decreases (p<0.0001) in muscle tension as measured on the MAS. The difference between the Nabota and BOTOX groups was 0.0129, with a 95% CI (-0.2062, 0.2319). Since the upper limit of the 97.5% one-sided confidence interval of the difference in changes was 0.2319, Nabota was found to be non-inferior to BOTOX. As a secondary endpoint, the average change in muscle tension as measured on the MAS of both groups as compared to baseline, when measured at Week 8 and Week 12, remained statistically significant at all points in time.
After administration of the treatment, AEs occurred in 19.6% of the subjects in the Nabota group and 19.4% of the subjects in the BOTOX group. Adverse drug reactions occurred in 3.1% of the subjects in the Nabota group and in 4.1% of the subjects in the BOTOX group. There was one SAE, a radius fracture that occurred in the Nabota group, which was assessed as not study drug related. Botulinum neutralizing antibody testing was conducted using mouse bio-assay, and there were no “positive” subjects found in either group. Nabota is now approved for this indication in South Korea.
Manufacturing
Daewoong has agreed to manufacture and supply us with DWP-450. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical drug companies in South Korea. Daewoong has recently constructed a facility for the purposes of producing DWP-450 drug product. The facility is located in Gyeonggi-do, South Korea. We believe this facility will be sufficient to meet demand for DWP-450 for the foreseeable future. The FDA conducted a cGMP and pre-approval inspection of the facility in November 2017 in connection with our BLA for DWP-450. The UK Medicines and Healthcare Products Regulatory Agency, or MHRA, also completed an inspection of the manufacturing facility in February 2018 in connection with our MAA for DWP-450.
Daewoong manufactures the DWP-450 drug substance in a separate facility on the same campus. The manufacture of DWP-450 drug substance is based on the fermentation of Daewoong’s C.botulinum cell line, followed by isolation and purification of the drug substance. Daewoong has received a U.S. patent for the production process. The DWP-450 drug substance production facility was renovated to comply with FDA and EMA cGMP requirements.
The FDA and MHRA each completed a cGMP and pre-approval inspection of Daewoong’s manufacturing facility in South Korea related to our BLA and MAA for DWP-450 in November 2017 and February 2018, respectively. At the end of the FDA’s inspection, the FDA issued an FDA Form 483 with ten inspectional observations to Daewoong. The Form 483 includes observations relating to the need for adherence to and improved procedures, processes and documentation relating to investigations of non-compliance with specifications for batches and components, environmental monitoring, drug substance testing, computer system access, material handling and staff training. Following the completion of the MHRA inspection, the MHRA issued an inspection report for the manufacturing facility which did not contain any critical observations. The MHRA found one major observation related to controls around sterility assurance process and found other observations related to quality control and related processes and procedures. Daewoong timely responded to both the FDA and MHRA with a plan for implementing corrective actions related to these observations. Daewoong has informed us that it believes that its responses will satisfy the requirements of the FDA and MHRA and that no significant further actions will be necessary. However, the FDA or MHRA may not be satisfied with such response, and it may require Daewoong to take additional corrective actions or other measures, require re-inspection, or decline to approve the facility.

Commercialization
We plan to build a sales and marketing infrastructure required to successfully commercialize DWP-450 in anticipation of FDA approval. We plan to launch with our own sales force in the United States, which will initially focus on core aesthetic physicians (dermatologists, plastic surgeons, facial plastic surgeons and oculoplastic surgeons), as these physicians perform a significant proportion of the aesthetic procedure volume in the United States. We believe a scientifically oriented, customer-focused specialty sales force initially consisting of approximately 65 sales representatives within our first year of commercial launch and growing to 150 sales representatives over time would allow us to establish the necessary relationships and achieve market presence. We intend to focus our initial sales efforts on the core physicians in U.S. cities located in regions where cosmetic practices are concentrated and where cosmetic surgical procedures are prevalent. In particular, we plan to focus our efforts in the primary markets of Los Angeles and San Francisco, California, Dallas and Houston, Texas, Atlanta, Georgia, Miami, Florida, Washington, D.C. Chicago, Illinois and New York, New York. We intend to seek distribution partners for commercialization of DWP-450 in markets outside the United States.
It is expected that upon U.S. approval, DWP-450 will be the only neurotoxin approved for marketing in the United States without a therapeutic indication. We believe pursuing an aesthetic-only strategy will allow for meaningful strategic advantages in the United States. The CMS establishes the reimbursement rates for Medicare Part B drugs based on the drugs’ ASP of both the aesthetic and therapeutic sales. Current U.S. neurotoxins manufacturers’ products are used for both aesthetic and therapeutic treatments. As a result, these U.S. manufacturers are required to calculate their neurotoxin’s ASP inclusive of both aesthetic and therapeutic sales, which we believe will cause these manufacturers to limit their aesthetic neurotoxin discounting to protect their therapeutic neurotoxin reimbursement rate. This is due to therapeutic neurotoxins representing approximately 60% of all U.S. neurotoxin sales in 2016. By contrast, we will not have a therapeutic indication for DWP-450 upon commercialization and therefore will have greater flexibility in our discounting strategies relative to other U.S. neurotoxin manufacturers. We will utilize this flexibility to appropriately incentivize aesthetic physicians to incorporate DWP-450 into their practices. We expect our pricing flexibility will continue until and unless we have approval for a U.S. therapeutic indication, which we believe would require at least five years from the start of the clinical program to complete, if we were able to pursue it.

Pursuant to the therapeutic agreement we entered into with ALPHAEON on December 18, 2017, or the therapeutic agreement, we have agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option under the Daewoong Agreement. We further agreed not to develop or make plans to develop any therapeutic indications for DWP-450. These obligations will terminate upon the prior written consent of ALPHAEON, which consent may be withheld for any or no reason. If ALPHAEON consents to the expansion of our license of DWP-450 for therapeutic indications, we could pursue approval for a U.S. therapeutic indication for DWP-450.

We intend to establish brand awareness for DWP-450 through national public relations, social media and direct-to-consumer media campaigns. We will launch a comprehensive, multi-year communication campaign to drive brand awareness for DWP-450 upon FDA approval. We will increase brand awareness through consumer marketing initiatives including consumer electronic applications that will help connect aesthetic consumers with board-certified aesthetic physicians, high quality content and other self-pay consumers. The campaign will also leverage targeted communication channels to reach Baby Boomers, the Generation X and the fastest growing segment of the market, the Millennials. We expect our communications strategy will help facilitate consumer transitions from other neurotoxin products to DWP-450 and motivate non-neurotoxin consumers to experience the benefits of the aesthetic neurotoxin procedure.

Our History
We were incorporated in November 2012 and are headquartered in Irvine, California. In a series of related transactions in 2013, SCH-AEON, LLC (formerly known as Strathspey Crown Holdings, LLC), or SCH, acquired all of our outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed our equity that it had acquired in 2013 to ALPHAEON in exchange for the payments described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Payment Obligations Related to Our Acquisition by ALPHAEON.” As a result of these transactions, we were a wholly-owned subsidiary of ALPHAEON.

Daewoong License and Supply Agreement
On September 30, 2013, we entered into the Daewoong Agreement with Daewoong, pursuant to which Daewoong agreed to manufacture and supply DWP-450 and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit DWP-450 in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, each, a covered territory. Daewoong also granted us a non-exclusive license to do the same in Japan. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. We further agreed to make milestone payments upon certain confidential development and commercial milestones, including a confidential payment to Daewoong upon each of FDA and EMA approval of DWP-450. Under the Daewoong Agreement, the maximum aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of DWP-450, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of DWP-450.

Under the Daewoong Agreement, Daewoong has agreed to supply us with DWP-450 at an agreed-upon, transfer price, and we have agreed to make milestone payments upon completion of certain confidential development and commercial milestones. Our exclusivity is subject to certain minimum annual purchases upon commercialization, irrespective of aesthetic or therapeutic indications, and if we fail to meet these targets, Daewoong may, at its option, convert the exclusive license to a non-exclusive license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. During the term of the Daewoong Agreement, we cannot purchase, sell or distribute any competing products in a covered territory or Japan or sell DWP-450 outside a covered territory or Japan.

The initial term of the Daewoong Agreement is from September 30, 2013 to the later of (i) the fifth anniversary of approval from the relevant governmental authority necessary to market and sell DWP-450 or (ii) September 30, 2023, and automatically renews for unlimited additional three-year terms if we meet certain performance requirements. The Daewoong Agreement will terminate (A) upon written notice by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) without notice upon the bankruptcy or insolvency of our company.

In addition to the aesthetic use of DWP-450, Daewoong has granted us an option to expand our exclusive license to include therapeutic indications, for which we paid a total of $1.0 million. This option expires on December 31, 2018 and is exercisable by us on behalf of ALPHAEON, pursuant to the Therapeutic Agreement, upon payment of a confidential option exercise price, which ALPHAEON has agreed to provide to us upon its decision to exercise the therapeutic option. We also have the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than DWP-450) in a covered territory or Japan.

We will be the sole owner of any marketing authorization and clinical trial results we pursue in a covered territory. This will include ownership of the BLA we submitted to the FDA in May 2017, the MAA that was accepted for review by the EMA in July 2017, the NDS that was accepted for review by Health Canada in October 2017, and any other approvals we receive in a covered territory. However, if we do not renew the Daewoong Agreement or upon termination of the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights to Daewoong.

Pursuant to the Daewoong Agreement, a Joint Steering Committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, shall review and provide input on our commercialization plan for DWP-450, although we have final decision-making power regarding the marketing, promotion, sale and/or distribution of DWP-450. A disagreement among the JSC will be referred to senior management of Daewoong and us for resolution if the JSC is unable to reach a decision within 30 days. We plan to market DWP-450 under a name approved by relevant regulatory agencies. Daewoong currently markets DWP-450 in South Korea under its own brand name, Nabota.
The Daewoong Agreement also provides that Daewoong will indemnify us for any losses arising out of (i) Daewoong’s willful misconduct or gross negligence in performing its obligations under the agreement, (ii) Daewoong’s breach of the agreement, or (iii) any allegation that DWP-450 or Daewoong’s trademark infringes or misappropriates the rights of a third party, except, in each case, as a result of our willful misconduct or gross negligence. We have agreed to indemnify Daewoong for any losses arising out of (A) our willful misconduct or gross negligence in performing our obligations under the agreement, or (B) our breach of the agreement, except, in each case, as a result of Daewoong’s willful misconduct or gross negligence.

Competition
Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin. There are only three approved injectable botulinum toxin type A neurotoxins in the United States. There are also other injectable botulinum toxin type A products being developed in the United States, however, we believe our product, DWP-450, is further along in its clinical development than other products and is the only product with an accepted BLA in the United States. We believe the primary products in this market include BOTOX, Dysport and Xeomin:

•	BOTOX, marketed by Allergan plc, or Allergan, received FDA approval in 2002 for glabellar lines. Allergan was the first company to market neurotoxins for aesthetic purposes.

•	Dysport, marketed by Galderma S.A., or Galderma, received FDA approval in 2009 for glabellar lines.

•	Xeomin, marketed by Merz Pharma GmbH & Co., or Merz, received FDA approval in 2011 for glabellar lines.
In addition to the companies commercializing neurotoxins, there are other products and treatments that may indirectly compete with DWP-450, such as dermal fillers, laser treatments, brow lifts, chemical peels, fat injections and cold therapy. We compete with various companies that have products in these medical aesthetic categories. Among these companies are Allergan, Sanofi, Sun Pharma, Valeant Pharmaceuticals International, Inc., or Valeant, Mentor Worldwide LLC, a division of Johnson & Johnson, Merz, Galderma, and Skinceuticals, a division of L’Oreal SA. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines.
Government Regulation Applicable to Us
We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our business has been, and will continue to be, subject to a variety of laws including the Federal Food Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or the PHS Act, among others. Biologics and medical devices are subject to regulation under the FFDCA and PHS Act.
In the United States, cosmetics, dietary supplements, biopharmaceutical products and medical devices are subject to extensive regulation by the FDA. The FFDCA, PHS Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, regulatory approval, license or clearance, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of these products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending license or marketing applications, warning letters and other enforcement actions, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
U.S. Biological Products Development Process
The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an investigative new drug application, or IND, which must become effective before human clinical trials may begin;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed biological product for its intended use, according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements including those for the protection of human research subjects and their health and other personal information;

•	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety;

•	purity and potency from results of nonclinical testing and clinical trials;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices for the use of human cellular and tissue products;

•	potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

•	FDA review and approval of the BLA.
Preclinical Studies
Biological product development in the United States typically involves preclinical laboratory and animal tests. Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs, among other requirements. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not objected to the IND within this 30-day period, the clinical trial proposed in the IND may begin.
Clinical Studies
Our clinical trials for our DWP-450 product candidate involved the administration of the investigational biologic to subjects under the supervision of one or more qualified investigators. Clinical trials must be conducted pursuant to an IND and in compliance with federal regulations and GCPs, an international standard meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators, and monitors, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other requirements or sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The clinical trial protocol, any protocol amendments, and informed consent information for subjects in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. The IRB also approves the form and content of the informed consent form that must be signed by each clinical trial subject or his or her legal representative, and the IRB must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase I. The product candidate is initially introduced into a limited population of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.

•
Phase II. The product candidate is evaluated in a limited patient population, but larger than in Phase I, to identify possible adverse events and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to assess dosage tolerance, optimal dosage and dosing schedule.

•
Phase III. Clinical trials are undertaken to further evaluate dosage, and provide substantial evidence of clinical efficacy and safety in an expanded patient population, such as several hundred to several thousand subjects, at geographically dispersed clinical trial sites. Phase III clinical trials are typically conducted when Phase II clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These trials typically have at least 2 groups of patients who, in a blinded fashion, receive either the product or a placebo. Phase III clinical trials are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase III clinical trials are required by the FDA for approval of a BLA.

•
Phase IV. In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the product. Such post-approval studies are typically referred to as Phase IV clinical trials.

Marketing Approval
Clinical trials to support BLAs, which are applications for marketing approval, are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the investigational biologic candidate into patients, the investigational biologic is tested to assess side effects and, if possible, early evidence on effectiveness. Phase II usually involves trials in a limited subject population to determine the effectiveness of the investigational biologic for a particular indication or indications and identify common adverse effects and safety risks.
If an investigational biologic demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the investigational product and to provide adequate information for its labeling. In most cases, the FDA requires two adequate and well-controlled Phase III clinical trials to demonstrate the efficacy and safety of the biologic for use in a specific indication or population. A single Phase III clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s manufacture and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application fee, and the manufacturer or sponsor under an approved BLA are also subject to annual FDA product and establishment user fees.
The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologics products are reviewed within twelve months of submission; most applications for priority review biologics are reviewed within eight months of submission. Priority review for biologics is limited to those products intended to treat a serious or life-threatening disease with unmet medical need relative to the currently approved products. The review process may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel biologics products or biologics products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.
Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the BLA unless it determines that compliance with cGMP is satisfactory. Manufacturers of biologics also must comply with the FDA’s general biological product standards. After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing, including additional large-scale clinical testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems or safety issues are identified following initial marketing. Changes to some of the conditions established in an approved application, including changes in indications, labeling, ingredients or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A

BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.
Post-Approval Requirements
Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase IV testing, Risk Evaluation and Mitigation Strategies, or REMS, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging and labeling procedures must continue to conform to cGMP after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with applicable regulations such as cGMP and the Quality System Regulation. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
Biosimilar Approval Process
The Biologics Price Competition and Innovation Act of 2009, or BPCIA, established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to an existing brand product.
Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. However, an application may be submitted after four years. The BPCIA is complex and is still in the process of being interpreted and implemented by the FDA. As a result, its ultimate impact and implementation are subject to uncertainty.
Government Regulation in Europe
In the European Economic Area, or EEA (which is composed of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
There are two types of MAs:

•
The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210 days review period is reduced to 150 days.

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a

National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.
Because we are a biotechnology medicinal products company, we are eligible for a Community MA under the Centralized Procedure.
Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Product Approval Process Outside the United States and Europe
In addition to regulations in the United States and EU, we will be subject to a variety of regulations in other jurisdictions governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval or MA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval or MA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
Federal and State Fraud and Abuse
While we do not currently have plans for our neurotoxin product candidate to be covered by insurance or government reimbursement programs, if we were to offer reimbursable products, we could be subject to federal laws and regulations covering reimbursable products, such as the Anti-Kickback Statute, Stark Law and Physician Payment Sunshine Act. These laws that may affect our ability to operate include, but are not limited to:

•
the Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving any remuneration (including any ownership, kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return, for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, service or item for which payment is made, in whole or in part, under a federal health care program. The Anti-Kickback Statute has been interpreted to apply, among others, to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for a statutory exception or a regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 for each violation and imprisonment of up to five years for each violation. Violations are also subject to sanctions under the Civil Monetary Penalties Law, including penalties of up to $50,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act of up to $11,000 for each claim submitted, plus up to three times the amounts paid for such claims, and exclusion from participation in the Medicare and Medicaid programs;

•
the federal False Claims Act, which prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, the government may impose penalties of not less than $5,500 and not more than $11,000 per claim, plus up to three times the amount of damages which the government sustains because of the submission of a false claim, and may exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Recently, the civil False Claims Act has been used to assert liability on the basis of kickbacks and improper referrals, improperly reported government pricing metrics such as Medicaid Best Price or Average

Manufacturer Price, improper use of supplier or provider Medicare numbers when detailing a provider of services, improper promotion of drugs or off-label uses not expressly approved by the FDA in a drug’s label, and misrepresentations with respect to the services rendered or items provided, among other issues;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the Office of Inspector General to exclude participants from federal healthcare programs; and

•
the federal Physician Payments Sunshine Act, and its implementing regulations, which require that certain manufacturers of drugs, medical devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report to the CMS information related to certain payments or other transfers of value made or distributed to physicians, which is defined broadly to include other healthcare providers, teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Manufacturers are required to submit reports to CMS by the 90th day of each calendar year. Failure to submit the required information may result in civil monetary penalties up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Some state laws require biopharmaceutical companies to adopt or disclose specific compliance policies to regulate a company’s interactions with healthcare professionals. Moreover, some states, such as Minnesota and Vermont, also impose an outright ban on certain gifts to physicians.

We may also be subject to analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or self-pay patients; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require pharmaceutical manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.
Data Privacy and Security Laws and Regulations
We are also subject to data privacy and security regulation by the federal government, states and non-U.S. jurisdictions in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state and non-U.S. laws govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Environmental Regulation
We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, manufacturing practices, fire hazard control, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous substances and biological materials.
Employees
As of March 23, 2018, we had 21 employees, all of whom constituted full-time employees. Three of our full-time employees, including our Chief Operating Officer, J. Christopher Marmo, Ph.D., are employed by ALPHAEON and we reimburse ALPHAEON for amounts due under their respective employment agreements with ALPHAEON. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Corporate Information
We were incorporated in the State of Delaware in November 2012. Our principal executive offices are located at 17901 Von Karman Avenue, Suite 150, Irvine, California 92614, and our telephone number is (949) 284-4555. Our website address is www.evolus.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K or any other filing we make with the SEC.
Available Information
We make available, free of charge, on our website at www.evolus.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov.  The contents of these websites are not incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549.  Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors.
You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included in Item 8 “Financial Statements and Supplementary Data.” If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a medical aesthetics company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, DWP-450, which is currently our only product candidate. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or an approved product on the market. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. To date, we have not obtained any regulatory approvals for DWP-450 or generated any revenue from product sales relating to DWP-450. We continue to incur significant expenses related to regulatory approval and commercialization operations of DWP-450. We have recorded net losses of $4.5 million, $20.1 million, and $31.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and had an accumulated deficit as of December 31, 2017 of $75.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, DWP-450, if approved. Our ability to achieve revenue and profitability is dependent on our ability to obtain necessary regulatory approvals and successfully market and commercialize DWP-450. We have limited experience in successfully commercializing a product candidate once approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We currently depend entirely on the successful and timely regulatory approval and commercialization of our only product candidate, DWP-450. DWP-450 may not receive regulatory approval or, if it does receive regulatory approval, we may not be able to successfully commercialize it.
We currently have only one product candidate, DWP-450, and our business presently depends entirely on our ability to obtain regulatory approval for DWP-450 and to successfully commercialize it in a timely manner. We have no products currently approved for sale and we may never be able to develop marketable products. We are not permitted to market DWP-450 in the United States until we receive approval of a BLA from the FDA, in the EU until we receive approval of a MAA from the EMA, in Canada until we receive approval of a NDS from Health Canada or in any other countries permitted under the Daewoong Agreement until we receive the requisite approval from the applicable regulatory authorities in such countries. The FDA issued a PDUFA date of May 15, 2018 for completion of its review of our BLA. We submitted a MAA to the EMA and it was accepted for review in July 2017 with a decision that we expect by the second half of 2018. We also submitted a NDS to Health Canada in July 2017 that was accepted for review in October 2017 and for which we expect a decision by the second half of 2018. We do not know if or when we will receive any such approvals or whether we will need to make modifications or significant additional expenditures to obtain any such approvals. In addition, if we receive approval in one country, we may not receive a similar approval in any other jurisdiction.

Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, depend entirely on the successful and timely regulatory approval and commercialization of DWP-450. The regulatory and commercial success of DWP-450 will depend on a number of factors, including the following:

•	whether we are required by the FDA, EMA or other similar regulatory authorities to conduct additional clinical trials to support the approval of DWP-450;

•	our success in educating physicians and consumers about the benefits, administration and use of DWP-450, if approved;

•	the prevalence, duration and severity of potential side effects experienced with DWP-450;

•	the timely receipt of necessary marketing approvals from the FDA, EMA and other similar regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to DWP-450;

•	the ability to raise additional capital on acceptable terms, or at all, if needed, to support the commercial launch of DWP-450;

•	the acceptance by physicians and consumers of the safety and efficacy of DWP-450, if approved;

•	our ability to successfully commercialize DWP-450, if approved, whether alone or in collaboration with others;

•
the ability of our current manufacturer and any third parties with whom we may contract to manufacture DWP-450 to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP requirements; and

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of competing products.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize DWP-450. Even if regulatory approvals are obtained, we may never be able to successfully commercialize DWP-450 or any future product candidates. In addition, we will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of DWP-450 or any future product candidates to continue our business.
We may be unable to obtain regulatory approval for DWP-450 or any future product candidates under applicable regulatory requirements. The FDA, EMA and other similar regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would delay commercialization and have a material and adverse effect on our potential to generate revenue, our business and our operating results.
We currently have no products approved for sale, and we may never obtain regulatory approval to commercialize DWP-450 or any future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to DWP-450 and any future product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in other countries, and such regulations differ from country to country.
To gain approval to market a biologic product such as DWP-450, we must provide the FDA, the EMA and other similar regulatory authorities with clinical data that adequately demonstrates the safety, efficacy, purity and potency of the product for the intended indication applied for in a BLA, a MAA or other respective regulatory filing. The development and approval of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage. The approval process across jurisdictions is also not necessarily the same in time or scope.
The regulatory review and approval processes are expensive and lengthy, and their outcome is inherently uncertain. Although we have completed a comprehensive five-study clinical development program in the United States, EU and Canada to meet the regulatory requirements for a BLA in the United States, a MAA in the EU, and a NDS in Canada for DWP-450 for the treatment of moderate to severe glabellar lines, we may not receive marketing approval for DWP-450 in one or more of the countries in which marketing approval is sought. In addition, any future product candidates will require extensive clinical testing and will be subject to the numerous risks inherent with the regulatory approval process, including development delay or failure after commencement of a clinical trial. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in clinical trials, including in Phase III clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. We may experience these setbacks during the clinical trial process for any of our future product candidates. Any such setbacks could also result in negative publicity that could damage our reputation in jurisdictions in which we have been approved.
The FDA, the EMA and other similar regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including, without limitation:

•	the FDA, the EMA or other similar regulatory authorities may disagree with the design or implementation of one or more clinical trials;

•
the FDA, the EMA or other similar regulatory authorities may not deem a product candidate safe and effective for its proposed indication or may deem a product candidate’s safety or other perceived risks to outweigh its clinical or other benefits;

•
the FDA, the EMA or other similar regulatory authorities may not find the data from preclinical studies and clinical trials sufficient to support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA, the EMA or any similar regulatory authorities for approval;

•	the FDA, the EMA or other similar regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties;

•	the data collected from clinical trials may not be sufficient to support the submission of a BLA, a MAA, a NDS, or other applicable regulatory filing;

•	the FDA, the EMA or other similar regulatory authorities may require additional preclinical studies or clinical trials;

•	the FDA, the EMA or other similar regulatory authorities may identify deficiencies in the formulation, quality control, labeling or specifications of DWP-450 or future product candidates;

•	the FDA, the EMA or other similar regulatory authorities may grant approval contingent on the performance of costly additional post approval clinical trials;

•
the FDA, the EMA or other similar regulatory authorities also may approve DWP-450 or any future product candidates for a more limited indication or a narrower patient population than we originally requested;

•	the FDA’s, the EMA’s or other similar regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract;

•
the FDA, the EMA or other similar regulatory authorities may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval; or

•	the FDA, the EMA or other similar regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates.
Therefore, even if we comply with all FDA, EMA or other similar regulatory requirements, the regulatory body may determine that DWP-450 or any of our future product candidates are not safe or effective, and we may never obtain regulatory approval for such product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval for DWP-450 or any of our future product candidates would delay or prevent commercialization of our product candidates and would materially adversely impact our business, results of operations and prospects. Additionally, any negative publicity or safety concerns related to our competitors’ products could cause further scrutiny and delay of our products.

We rely on the Daewoong Agreement to provide us exclusive rights to distribute DWP-450 in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of DWP-450.
Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit DWP-450 for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of DWP-450, obtain from Daewoong all of our product supply requirements for DWP-450 and pay to Daewoong regulatory milestone payments and other cash payments in connection with the net sales of DWP-450. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a JSC comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of DWP-450, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. After the commercial launch of DWP-450, if it occurs, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license if we fail to achieve minimum annual purchase targets of DWP-450 upon commercialization of the product.
The initial term of the Daewoong Agreement will expire on the later of September 30, 2023 or the fifth anniversary of our receipt of marketing approval in any of the aforementioned territories. The Daewoong Agreement will renew for unlimited additional three year terms after the expiration of the initial term, only if we meet certain performance requirements during the initial term or preceding renewal term, as applicable. We or Daewoong may terminate the Daewoong Agreement if the other party breaches any of its duties or obligations and such breach continues without cure for ninety days, or thirty days in the case of a payment breach, or if we declare bankruptcy or assign our business for the benefit of creditors.
If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Daewoong and Daewoong may have the right to terminate our license. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Daewoong Agreement, we may not have sufficient funds available to meet our obligations, which would allow Daewoong to terminate the Daewoong Agreement. Any termination or loss of rights (including exclusivity) under the Daewoong Agreement would materially and adversely affect our ability to develop and commercialize DWP-450, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Daewoong Agreement, we believe it would be difficult for us to find an alternative supplier of a botulinum toxin type A complex. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. If we were to commercialize DWP-450 and later experienced delays as a result of a dispute with Daewoong, the demand for DWP-450 could be materially and adversely affected.
We currently rely solely on Daewoong to manufacture DWP-450, and as such, any production or other problems with Daewoong could adversely affect us.
We depend solely upon Daewoong for the manufacturing of DWP-450. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on Daewoong entails additional risks, including reliance on Daewoong for regulatory compliance and quality assurance, the possible breach of the Daewoong Agreement by Daewoong, and the possible termination or nonrenewal of the Daewoong Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of

Daewoong, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of DWP-450. Our dependence on Daewoong also subjects us to all of the risks related to Daewoong’s business, which are all generally beyond our control. Daewoong’s ability to perform its obligations under the Daewoong Agreement is dependent on Daewoong’s operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in South Korea and the broader region in general and the ability of Daewoong to continue to successfully attract customers and compete in its market. Furthermore, upon completion of inspections, Daewoong’s recently constructed manufacturing facility will be Daewoong’s only facility meeting FDA and EMA cGMP requirements. Daewoong’s lack of familiarity with, or inability to effectively operate, the facility and produce products of consistent quality, may harm our ability to compete in our market.
Any failure or refusal to supply DWP-450 or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
The FDA and the MHRA each conducted a cGMP and pre-approval inspection of Daewoong’s manufacturing facility in South Korea related to our BLA and MAA for DWP-450 in November 2017 and February 2018, respectively. At the end of the inspection, the FDA issued an FDA Form 483 with ten inspectional observations to Daewoong. The Form 483 includes observations relating to the need for adherence to and improved procedures, processes and documentation relating to investigations of and corrective actions for non-compliance with specifications for batches and components, environmental monitoring, drug substance testing, computer system access, material handling and staff training. The MHRA issued an inspection report for the manufacturing facility. The MHRA found one major observation related to controls around the sterility assurance process and found other observations related to quality control and related processes and procedures. Daewoong timely responded to the FDA and MHRA with a plan for implementing corrective actions related to these observations. Daewoong has informed us that it believes that its responses  will satisfy the requirements of the FDA and MHRA and that no significant further actions will be necessary. However, the FDA or the MHRA may not be satisfied with such response, and it may require Daewoong to take additional corrective actions or other measures, require re-inspection, or decline to approve the facility. If any of these scenarios were to occur, we and Daewoong may be required to expend significant time and resources, which could cause delays and adversely affect our results of operations. Furthermore, any failure to adequately resolve the FDA’s or MHRA’s observations at the Daewoong facility would likely cause FDA or EMA approval of DWP-450 to be delayed or denied and therefore our ability to generate revenues from DWP-450 could be materially and adversely affected and our reputation and ability to continue as a going concern could be seriously harmed.
We may require additional financing to fund our future operations, and a failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of DWP-450 initially in the United States, EU and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to finalize regulatory approval for DWP-450, to commercialize DWP-450, for the development of any other indications of DWP-450, and for the clinical development of any additional product candidates we may choose to pursue.
In the near term, these expenditures will include costs associated with the development and expansion of our sales force and commercialization infrastructure in connection with commercializing DWP-450, if approved. In the long term, these expenditures will include costs associated with the continued commercialization of DWP-450, if approved, and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the regulatory approval process and commercialization expenditures needed to meet our sales objectives is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DWP-450 or any future product candidates. We expect to incur additional costs associated with operating as a public company, hiring additional personnel and expanding our operations.
We believe that our existing cash will be sufficient to fund our operating plan through the launch and initial commercialization of DWP-450, if approved by the FDA. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. For example, we may require additional funds earlier than we currently expect in the event that we are required to conduct additional clinical trials, experience a delay in receiving marketing approval of DWP-450 or market acceptance of DWP-450 is slower than expected. Our currently anticipated expenditures for the commercialization of DWP-450 may exceed the net proceeds from the initial public offering and we may need to seek additional debt or equity financing.
We have historically funded our operations through the support of ALPHAEON. However, since the completion of our initial public offering in February 2018, such funding is no longer available. We may need to raise additional capital to fund our operations and continue to support both our near and long-term expenditures.
Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for DWP-450 or any future product candidates;

•	the cost of commercialization activities if DWP-450 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the scope, progress, results and costs of researching and developing any future product candidates, and conducting preclinical and clinical trials;

•	our ability to accurately forecast demand for our products and the ability of our third party manufacturers to scale production to meet that demand.

•	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	the degree and rate of market acceptance of DWP-450 or any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products;

•	costs of operating as a public company; and

•	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses.
If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to commercialize our product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
In the event we are unable to raise sufficient capital to fund our commercialization efforts to achieve specified minimum sales targets under the Daewoong Agreement, we will lose exclusivity of the license that we have been granted under the Daewoong Agreement. In addition, if we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.

Even if DWP-450 or future product candidates, if any, receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use necessary for commercial success.
Even if DWP-450 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, consumers and others in the medical aesthetics community. The commercial success of DWP-450 and any future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of DWP-450, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for DWP-450.
The degree and rate of physician adoption of DWP-450 and any future product candidates, if approved, depend on a number of factors, including:

•	the effectiveness, ease of use, and safety of DWP-450 and any future product candidates as compared to existing products or treatments;

•
physician and consumer willingness to adopt DWP-450 to treat glabellar lines or other aesthetic indications we may pursue over products and brands with which consumers and physicians may have more familiarity or recognition or additional approved uses;

•
overcoming any biases physicians or consumers may have toward the use, safety and efficacy of existing products or treatments and successful marketing of the benefits of a 900 kDa botulinum toxin type A complex;

•	the cost of DWP-450 and any future product candidates in relation to alternative products or treatments and willingness to pay for the product or treatment, if approved, on the part of consumers;

•	proper training and administration of DWP-450 and any future product candidates by physicians and medical staff;

•	consumer satisfaction with the results and administration of DWP-450 and any future product candidates and overall treatment experience;

•	changes in pricing, promotional and bundling efforts by competitors;

•	consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;

•	the willingness of consumers to pay for DWP-450 and any future product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that DWP-450 and any future product candidates may offer a physician as compared to alternative products or treatments;

•	the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;

•	any adverse impact on our brand resulting from KOL relationships with our parent organizations, whether or not related to us;

•	our ability to compete with our competitors’ product bundling offerings as we plan to initially launch DWP-450 as a stand-along product; and

•	adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
In addition, in its clinical trials, DWP-450 was clinically tested with one DWP-450 unit compared to one BOTOX unit. If approved, DWP-450 is expected to be the only known neurotoxin product in the United States with a 900 kDa complex other than BOTOX. We believe that aesthetic physicians’ familiarity with the 900 kDa complex’s handling, preparation and dosing will more easily facilitate incorporation of DWP-450 into their practices. However, the ease of integration of DWP-450 into a physician’s practice may not be as seamless as we anticipate.

If DWP-450 or any future product candidates are approved for use but fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
Even if DWP-450 is approved for commercialization, if there is not sufficient consumer demand for DWP-450, our financial results and future prospects will be harmed.
Treatment of glabellar lines with DWP-450 is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to elect to undergo treatment with DWP-450 for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience and are still in the process of planning and developing;

•	the extent to which physicians recommend DWP-450 to their patients;

•	the extent to which DWP-450 satisfies consumer expectations and overcoming consumer loyalty with existing products and brands;

•	our ability to properly train physicians in the use of DWP-450 such that their consumers do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of DWP-450 versus other aesthetic treatments;

•	the development and availability of alternative products and treatments that seek to address similar goals;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and DWP-450 in particular;

•	the success of any direct-to-consumer marketing efforts that we may initiate;

•	the ability and ease with which physicians are able to incorporate DWP-450 into their practices;

•	changes in demographic and social trends; and

•	general consumer confidence, which may be impacted by economic and political conditions.
It is expected that upon U.S. approval, DWP-450 will be the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, physicians may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to DWP-450, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with DWP-450 on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for DWP-450, if approved.
In addition, we have not pursued regulatory approval of DWP-450 for indications other than for the treatment of glabellar lines, which may limit adoption of DWP-450. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin product and may be able to market such product for use in a way we cannot. For example, we are aware that one of our competitors, Allergan, has obtained and plans to obtain additional indications for their neurotoxin product within medical aesthetics and therefore is able to market their product across a greater number of indications than DWP-450. If we are unable to obtain approval for indications in addition to our anticipated approval for glabellar lines, our marketing efforts for DWP-450 will be severely limited. As a result, we may not generate physician and consumer demand or approval of DWP-450.

DWP-450 and any future product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
In the near term, we expect to enter into the highly competitive aesthetic neurotoxin market through the commercial launch of DWP-450, if approved. In the long term, we expect to expand our focus to the broader self-pay healthcare market. While numerous companies are engaged in the development, patenting, manufacture and marketing of aesthetic neurotoxin products competitive with DWP-450, Allergan, through its product BOTOX, held approximately 73.1% of the global market share in the aesthetic neurotoxin market by revenue in 2016. Allergan and many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, larger sales forces and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
These competitors may also try to compete with DWP-450 on price both directly, through rebates and promotional programs to high volume physicians and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger competitors may also be able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant amount of studies and research papers that they could use to compete with us. Competitors and other parties may also seek to impact regulatory approval of the BLA filed for DWP-450 or our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
Our planned strategy to compete in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to self-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to self-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material affect on our business, financial condition and results of operations.
Upon marketing approval, the first expected use of DWP-450 will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We are seeking regulatory approval of DWP-450 for the treatment of glabellar lines. We anticipate that DWP-450, if approved, will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. If approved, DWP-450 may also compete with unapproved and off-label treatments. In addition, competitors may develop new technologies within the aesthetic market that may be superior in safety and efficacy to DWP-450 or offer alternatives to the use of toxins, including surgical and radio frequency techniques. To compete successfully in the aesthetic market, we will have to demonstrate that DWP-450 is at least as safe and effective as current products sold by our competitors. Competition in the aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than DWP-450 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing our products and attracting physician and consumer demand.
DWP-450 or any other product candidate for which we seek approval as a biologic may face competition sooner than anticipated.
With the enactment of the Biologics Price Competition and Innovation Act of 2009 (BPCI Act) as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. For example, one company has filed a Citizen Petition requesting that the FDA not apply the BPCI Act to pre-enactment BLAs. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
We believe that DWP-450 should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider any of our product candidates to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing.
DWP-450 is manufactured exclusively in one facility located in South Korea, and we plan to utilize this facility in the future to support commercial production if DWP-450 is approved. If this facility were damaged or destroyed, or if there occurs a significant disruption in operations at this facility for any reason, our ability to continue to operate our business would be materially harmed.
Daewoong developed the manufacturing process for DWP-450 and manufactures DWP-450 in a recently constructed facility located in South Korea, which was completed in 2016 with the intention to comply with FDA and EMA regulations and is now fully validated by Daewoong under cGMP requirements. FDA and EMA approval of the facility is pending review and expected to occur in the first quarter of 2018. Any delay or failure to obtain these approvals may result in delays in the initiation of commercial production of DWP-450, which could have an adverse effect on our business and prospects.
We plan to utilize Daewoong’s facility in the future for commercial production if DWP-450 is approved. If this facility were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility is disrupted for any other reason, such an event could, if DWP-450 is approved, jeopardize Daewoong’s ability to manufacture DWP-450 as promptly as we or our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if Daewoong is unable to manufacture DWP-450 within a timeframe that meets ours and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
If these disruptions exceed coverage provided by Daewoong’s insurance policies, Daewoong may be unable to satisfy its obligations to us.
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters or political unrest and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster or political unrest.
Daewoong, the sole manufacturer of DWP-450, manufactures DWP-450 in a facility located in South Korea. In addition, the underlying drug substance for DWP-450 is also manufactured in a separate facility on the same campus. The risk of extreme weather and earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. There is also a level of political unrest or uncertainty in South Korea and the broader region. Natural disasters or political unrest could severely disrupt Daewoong’s operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
If a natural disaster, political unrest, power outage or other event occurred that prevented Daewoong from using all or a significant portion of its manufacturing facility, or prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because Daewoong manufactures DWP-450 in its facility, in the event of a natural disaster, political unrest, power outage or other event affecting this facility, we would be required to seek additional manufacturing facilities and capabilities that have obtained the necessary approvals required by state, federal or other applicable authorities in order to continue or resume manufacturing activities, which we may not be able to do on commercially reasonable terms if at all. Any disaster recovery and business continuity plans that we and Daewoong have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or Daewoong’s lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.
Our ability to market DWP-450, if approved, will be limited to use for the treatment of glabellar lines, and if we want to expand the indications for which we market DWP-450, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
We are currently seeking regulatory approval for DWP-450 in the United States, EU and Canada for the treatment of moderate to severe glabellar lines. If DWP-450 is approved for this indication, the terms of that approval will restrict our ability to market or advertise DWP-450 for other indications, which could limit physician and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market DWP-450 for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, Allergan, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than DWP-450. If we are unable to obtain approval for indications in addition to our anticipated approval for glabellar lines, our marketing efforts for DWP-450 will be severely limited. As a result, we may not generate physician and consumer demand or approval of DWP-450.
We have entered into the therapeutic agreement with ALPHAEON relating to certain rights to the therapeutic indications of DWP-450 under the Daewoong Agreement and, as a result, our ability to pursue therapeutic indications for DWP-450 is limited.
On December 18, 2017, we entered into the therapeutic agreement with ALPHAEON relating to certain rights to the therapeutic indications of DWP-450 under the Daewoong Agreement. We previously paid an aggregate of $1.0 million to Daewoong pursuant to the Daewoong Agreement to receive an option to expand the permitted uses of DWP-450 to cover all therapeutic uses in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, or the covered territories, and Japan, or the therapeutic option. Pursuant to the Daewoong Agreement, we may exercise the therapeutic option for a confidential exercise price, or the therapeutic option fee, upon thirty days’ notice to Daewoong. The therapeutic option expires December 31, 2018.
However, pursuant to the therapeutic agreement, we have agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and we will hold the therapeutic option and the underlying rights in trust for ALPHAEON. We further agreed not to develop or make plans to develop any therapeutic indications for DWP-450. In exchange for this, and as of the date of the therapeutic agreement, ALPHAEON reduced the related party borrowings owed by us by the amount of $2.5 million. If prior to December 31, 2018, ALPHAEON desires for us to exercise the therapeutic option in whole or in part on ALPHAEON’s behalf, ALPHAEON will wire funds to us equal to the therapeutic option fee and we will apply those funds solely to the exercise of the therapeutic option fee. The obligations stated above will terminate upon the prior written consent of ALPHAEON, which consent may be withheld for any or no reason.
In addition, under the therapeutic agreement, ALPHAEON has the right to negotiate the entry into an agreement with Daewoong for distribution rights for therapeutic indications of DWP-450 that are separate and distinct from the Daewoong Agreement, or the ALPHAEON-Daewoong agreement. We have agreed to ALPHAEON and Daewoong’s entry into the ALPHAEON-Daewoong agreement, so long as the terms do not diminish, interfere with or adversely affect our ability to distribute DWP-450 for aesthetic indications in the covered territories and Japan under the Daewoong Agreement. To the extent sales under the ALPHAEON-Daewoong agreement require royalty payments to be made to the Evolus contributors,
ALPHAEON will either enter into a direct agreement with the Evolus contributors for such royalty payments or make quarterly payments to us equal to a low single digit percentage of net sales of the therapeutic indications of DWP-450 to be paid solely to the Evolus contributors.

It is expected that upon U.S. approval, DWP-450 will be the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. Additionally, our entry into the therapeutic agreement eliminates our ability to expand the permitted uses of DWP-450 for therapeutic indications without ALPHAEON’s consent, which consent may be withheld for any or no reason. Even though we presently intend to pursue an aesthetic-only non-reimbursed product strategy, we could in the future decide to pursue therapeutic indications for DWP-450 (subject to ALPHAEON’s consent) or any of our future product candidates. We may, however, be deterred from pursuing therapeutic indications for DWP-450 by the consent requirement of the therapeutic agreement and may be further deterred from pursuing therapeutic indications for any of our future product candidates. As a result, we may not pursue product candidates with therapeutic indications.
If DWP-450 or any of our future product candidates are approved for marketing, and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as DWP-450, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for DWP-450 for the treatment of moderate to severe glabellar lines, which is the first indication that we are pursuing, physicians could use DWP-450 on their patients in a manner that is inconsistent with the approved label, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from the FDA, EMA and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
Physicians may also misuse DWP-450 or any future product candidates, if approved, or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If DWP-450 or any future product candidates, if approved, are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of DWP-450 or any future product candidates, if approved, for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.
DWP-450 or any of our future product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling or result in post-approval regulatory action.
Unforeseen side effects from DWP-450 or our future product candidates could arise either during clinical development or, if approved, after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or similar regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA, EMA or similar regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by DWP-450, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require a recall of the product or we may voluntarily recall a product;

•
regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;

•
regulatory authorities may require us to create a medication guide outlining the risks of such side effects for distribution to patients or institute a Risk Evaluation and Mitigation Strategies, or REMS;

•	we may be subject to limitations as to how we promote the product;

•	we may be required to change the way the product is administered or modify the product in some other way;

•	regulatory authorities may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•	sales of the product may decrease significantly;

•	we could be sued and held liable for harm caused to patients; and

•	our brand and reputation may suffer.
Any of the above events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products. The demand for DWP-450 could also be negatively impacted by any adverse effects of a competitor’s product or treatment.
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
Although a substantial amount of our effort will focus on the potential regulatory approval and commercialization of DWP-450, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market, which may include dermal fillers, aesthetic lasers and energy devices, and breast implants. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.
Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the EMA and other similar regulatory authorities. All product candidates are prone to risks of failure during pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved products that we acquire may not be manufactured or sold profitably or achieve market acceptance.

If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize DWP-450 or any other future product candidates, if approved, or generate product revenue.
We currently have limited marketing capabilities and no sales organization. To commercialize DWP-450 or any other future product candidates, if approved, in the United States, EU, Canada and other jurisdictions we may seek to enter, we must build our marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If DWP-450 receives regulatory approval, we expect to market DWP-450 in the United States through an internal specialized sales force and outside the United States through distributors, which will be expensive and time consuming.
We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, adequately provide complementary products to be offered by sales personnel, which may otherwise put us at a competitive disadvantage relative to companies with more extensive product lines, and handle any unforeseen costs and expenses. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize DWP-450 or any future product candidates. To the extent we commercialize our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties. If we are not successful in commercializing DWP-450 or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
We will need to increase the size of our organization, and we may experience difficulties in managing this growth.
As of March 23, 2018, we had 21 employees, all of whom constituted full-time employees. Three of our full-time employees, including our Chief Operating Officer, J. Christopher Marmo, Ph.D., are employed by ALPHAEON and we reimburse ALPHAEON for amounts due under their respective employment agreements with ALPHAEON. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations, commercialize DWP-450 or any other product candidates, if approved, and continue our development activities. For example, we plan to hire a specialty sales force of approximately 65 sales representatives within our first year of commercial launch of DWP-450 and expect to grow our sales force to 150 sales representatives over time. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage any of our future clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.
Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our development and strategic objectives or disrupt our operations.
Our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards, and federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. Although our strategy to focus only on the self-pay market will reduce our risk under the Anti-Kickback Statute, we could face liability under similar state laws that are not limited to products reimbursed by the government or if we obtain regulatory approval for products reimbursed by federal healthcare programs in the future. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment and the curtailment or restructuring of our operations.
In the future, we may rely on third parties and consultants to conduct all of our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for any future product candidates.
In the future, we may rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as clinical research organizations, or CROs, to conduct clinical trials on our product candidates. The third parties with whom we may contract for execution of any of our future clinical trials may play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, any of these third parties may not be our employees, and except for contractual duties and obligations, we would have limited ability to control the amount or timing of resources that they devote to any of our future programs. Although we may rely on these third parties to conduct our preclinical studies and clinical trials, we would remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and other similar regulatory authorities require us to comply with good clinical practices, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We may also rely on consultants to assist in the execution, including data collection and analysis, of any of our future clinical trials.
In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If the third parties or consultants conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for and will not be able to, or may be delayed in our efforts to, successfully commercialize any future product candidates being tested in such trials.
We plan to rely on third-party distribution partners for the distribution of our products, product candidates and services, which could delay or limit our ability to generate revenue.
With respect to certain markets for our products, product candidates and services, we plan to retain third-party service providers to perform functions related to the marketing, distribution and sale of DWP-450 and any future product candidates. Key aspects of those functions may be out of our direct control, including regulatory compliance, warehousing and inventory management, distribution, contract administration, accounts receivable management and call center management. Any future distribution partners may hold significant control over important aspects of the commercialization of our products, including market identification, regulatory compliance, marketing methods, pricing, composition of sales force and promotional activities.

We may not be able to control the amount and timing of resources that any future third-party distribution partners may devote to our products, or prevent any third-party from pursuing the development of alternative technologies or products that compete with our products, except to the extent our contractual arrangements protect us against such activities. Also, we may not be able to prevent any other third-party from withdrawing its support of our products.
If third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, encounter natural or other disasters at their facilities or otherwise fail to perform their services to us in a satisfactory or predicted manner, or at all, our ability to deliver product to meet commercial demand could be significantly impaired. In addition, we may use third parties to perform various other services for us relating to sample accountability and regulatory monitoring, including adverse event reporting, safety database management and other product maintenance services. If the quality or accuracy of the data maintained by these service providers is insufficient, our ability to continue to market our products could be jeopardized or we could be subject to regulatory sanctions, and any indemnity we may receive from such third-party service providers could be limited by such provider’s ability to pay and otherwise might not be sufficient to cover all losses we may experience.
We will forecast the demand for commercial quantities of our products, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.
If DWP-450 is approved, we will purchase the product from Daewoong. Pursuant to the Daewoong Agreement, we will submit forecasts of anticipated product orders to Daewoong and may, from time to time, submit purchase orders on the basis of these forecasting requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. In addition, we expect Daewoong to manufacture its own product, Nabota, a DWP-450 formulation, from this facility. If our business significantly expands, our demand for commercial products would increase and Daewoong may be unable to meet our increased demand. In addition, our product will have fixed future expiration dates. If we overestimate our component and material requirements, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
When we expand internationally, our international operations will expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.
We expect to have operations both inside and outside the United States. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

•	differing existing or future regulatory and certification requirements;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts;

•	difficulties and costs of staffing and managing non-U.S. operations;

•	the uncertainty of protection for intellectual property rights in some countries;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;

•	more stringent data protection standards in some countries;

•
greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the U.S. Foreign Corrupt Practices Act, or FCPA, quality assurance and other healthcare regulatory requirements and any trade regulations ensuring fair trade practices;

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	foreign currency exchange rates;

•	potentially adverse tax consequences, including multiple and possibly overlapping tax structures and difficulties relating to repatriation of cash; and

•	political and economic instability, political unrest and terrorism.
These and other factors could harm our ability to gain future revenue and, consequently, materially impact our business, operations results and financial condition.
A perception of a conflict of interest of our indirect physician investors by other physicians or consumers could negatively impact our future product sales or product approvals.
We have been indirectly funded through investments in our parent organizations, ALPHAEON, and its majority stockholder, SCH, in part, by leading physicians in the self-pay healthcare market, or the indirect physician investors. As a result, through ALPHAEON and SCH, these indirect physician investors may have an indirect financial interest in our success (as our successes, if any, will in part be imputed to ALPHAEON and ultimately SCH) and may be more inclined to use, promote or recommend DWP-450 to their patients and other physicians. Other physicians may become aware of the indirect and potential financial interest and investments of these indirect physician investors and realize their additional incentives in recommending DWP-450 and any of our future product candidates, if approved. If these other physicians perceive this to be a significant conflict, the other physicians may be unwilling to purchase DWP-450 or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy. If consumers perceive these indirect physician investors have a conflict of interest in recommending DWP-450 or any of our future product candidates, they may be unwilling to purchase DWP-450 or any of our future product candidates and may have a negative view of our brand, which could harm our reputation in the market. If physicians do not recommend DWP-450 or any of our future product candidates or consumers choose not to purchase any of our products as a result of these conflicts of interest, it could adversely affect our business.
In addition, ALPHAEON is presently a technology company focused on providing healthcare products and services, including patient financing services, and SCH is presently a holding company with direct and/or indirect interests, as the case may be, in ALPHAEON and various other healthcare related and energy related companies. ALPHAEON and SCH may engage in, acquire or otherwise conduct their business in a manner that partners with or otherwise collaborates with the business of our company, DWP-450 and any of our future product candidates. For example, ALPHAEON offers a patient financing service whereby a qualified patient can receive a line of credit for certain approved medical procedures. An aesthetic medical procedure sought by a qualified patient for the treatment of moderate to severe glabellar lines whereby the physician uses DWP-450 may be an eligible procedure covered under ALPHAEON’s patient financing service. As a result, our indirect physician investors may receive an additional incremental benefit through a patient’s use of ALPHAEON’s patient financing service and the physician’s use of DWP-450. If other physicians or consumers perceive this to be a significant conflict, the other physicians or consumers may be unwilling to purchase DWP-450 or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy, and it may result in a negative view of our brand, which could harm our reputation in the market.
Further, for our two identical double blind, pivotal U.S. Phase III clinical trials of DWP-450 (EV-001 and EV-002), one of the twenty clinical investigators was at the time of the pivotal clinical trial an indirect physician investor in our company. For our pivotal double blind, European Phase III study of DWP-450 (EVB-003), one of the nineteen clinical investigators was at the time an indirect physician investor in our company.  Additionally, in our unblinded, non-pivotal U.S. Phase II clinical trials of DWP-450 (EV-004 and EV-006), eight of the twenty-nine clinical investigators are or were at the time of the non-pivotal clinical trial indirect physician investors of our company. In the future, clinical investigators for any of our future pivotal or non-pivotal clinical trials may be indirect physician investors in our company. We believe it is likely that they will be required to report some of these relationships to the FDA to the extent not already disclosed. The FDA may conclude that a financial relationship, such as an indirect investment, between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our future product candidates. In addition, should our products become eligible for government reimbursement in the future, such indirect investments or other financial relationships with clinical investigators may become subject to additional regulations and disclosure requirements.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.
We face an inherent risk of product liability as a result of the clinical testing of DWP-450 and any of our future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for DWP-450 or any future product candidates or products we develop;

•	termination of clinical trial sites or entire trial programs;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	significant costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize any products we develop; and

•	a decline in our share price.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of DWP-450 or any future products that we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing DWP-450, we intend to expand our insurance coverage to include the sale of DWP-450, however, we may be unable to obtain this liability insurance on commercially reasonable terms.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop DWP-450 or any future product candidates, conduct our clinical trials and commercialize DWP-450 or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, including a chief financial officer and clinical and scientific personnel. We expect to appoint a chief financial officer. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Murthy Simhambhatla, Ph.D., our President, Chief Executive Officer and member of our board of directors, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of DWP-450 or any future products we develop.
In addition, we could experience difficulties attracting and retaining qualified employees in the future. For example, competition for qualified personnel in the pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel, including experienced sales representatives, as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information or that their former employers own their research output.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect DWP-450 for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, our product candidate will be wholly-paid for by the consumer. Demand for this product will be tied to discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for DWP-450 or any future product candidates, if approved. A severe or prolonged economic down turn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.
In addition, our business strategy was developed based on a number of important assumptions about the self-pay healthcare market. For example, we believe that the number of self-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of DWP-450 or any of our future product candidates could differ materially from our projections if our assumptions are incorrect. In addition, our strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability. For example, to maintain the marketing and pricing flexibility we believe results from offering products and procedures that are not reimbursed by third-party payors, we cannot offer products or services available in the broader healthcare market that are reimbursed by third-party payors. This eliminates our ability to offer a substantial number of products. In the event that we elect to seek regulatory approval for and market therapeutic indications of DWP-450 (if ALPHAEON consents under the therapeutic agreement, which consent may be withheld for any or no reason) or any other product candidates, we will be subject to regulations governing the marketing and pricing of products that are reimbursed by third-party payors, which may have an adverse affect on our business.
Our strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability.
Our near-term strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we cannot offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products.
Pursuant to the Daewoong Agreement, we have an option to expand our license to include therapeutic indications. We have, however, entered into the therapeutic agreement with ALPHAEON pursuant to which we have agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and we will hold the therapeutic option and the underlying rights in trust for ALPHAEON. Even though we presently intend to pursue an aesthetic-only non-reimbursed product strategy, if, pursuant to the therapeutic agreement, ALPHAEON consents to the expansion of our license to include therapeutic indications, which consent may be withheld for any or no reason, we may attempt to develop, promote and commercialize new treatment indications and protocols for DWP-450 in the future, but we may not receive the regulatory approvals required to do so in a timely manner, if at all. In addition, if we were to pursue regulatory approvals for additional indications, we would be required to conduct additional clinical trials or studies to support such indications, which would be time consuming and expensive, and may produce results that do not support such regulatory approvals. If we do not obtain additional regulatory approvals or obtain ALPHAEON’s consent under the therapeutic agreement, our ability to expand our business into therapeutic indications will be limited. Further, we would not be able to benefit from the pricing and marketing flexibility we currently enjoy due to our exclusive focus on the aesthetic self-pay healthcare market. We will be required to calculate DWP-450’s ASP, inclusive of both aesthetic and therapeutic sales, for purposes of therapeutic reimbursement. As a result, we may limit our aesthetic neurotoxin discounting to protect our therapeutic neurotoxin reimbursement rate, which many of our competitors currently do. Additional regulations would also impose limits on the permitted interaction with our physician-customers. This would require us to compete without using pricing and marketing flexibility, at which we may not be successful, if at all.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.
We will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market, or Nasdaq, and the rules of the SEC require that we satisfy certain corporate governance requirements. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In order to maintain effective internal controls, we will need to assume certain functions that have historically been provided by ALPHAEON and we will need additional financial personnel, systems and resources. Beginning with the second annual report on Form 10-K that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b). Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2023; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
To date, we have never conducted a review of our internal controls for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq or other adverse consequences that would materially harm our business and reputation.
Our business involves the use of hazardous materials, and we and our third-party manufacturer and supplier must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our research and development and manufacturing activities in the future may, and Daewoong’s manufacturing and supplying activities presently do, involve the controlled storage, use and disposal of hazardous materials, including botulinum toxin type A, a key component of DWP-450, and other hazardous compounds. We and Daewoong are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at Daewoong’s facilities pending their use and disposal. We and Daewoong cannot eliminate the risk of contamination, which could cause an interruption of Daewoong’s manufacturing processes, our commercialization efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by Daewoong for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent.
We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of DWP-450 and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
In addition, we may face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to consumers, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document.
We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. In addition, we currently don’t have a tax sharing arrangement in place with ALPHAEON. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2017, we had $72.6 million of federal NOLs, available to offset our future taxable income, if any. As of December 31, 2017, the Company has federal research and development credit carryforwards of $1.0 million. These federal NOLs and research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our projection of minimal cash taxes or to our net operating losses. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense or benefit in the year of enactment. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
Our business and operations would suffer in the event of computer system failures.
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. For example, the loss of clinical trial data from completed or any future ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our product candidates could be delayed.
Risks Related to Intellectual Property
If we or any of our current or future licensors, including Daewoong, are unable to maintain, obtain or protect intellectual property rights related to DWP-450 or any of our future product candidates, we may not be able to compete effectively in our market.
We and our current licensor Daewoong currently rely upon a combination of trademarks, trade secret protection, confidentiality agreements and proprietary know-how. Botulinum toxin cannot be patented, as it is produced by Clostridium botulinum, a gram-positive, rod-shaped, anaerobic, spore-forming, motile bacterium with the ability to produce the neurotoxin botulinum. Only the manufacturing process for botulinum toxin can be patented, for which Daewoong has obtained a U.S. patent. Under the Daewoong Agreement, we license the trademark associated with DWP-450. Our trade secrets and other confidential proprietary information and those of our licensors could be disclosed or competitors could otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we or any of our current or future licensors may encounter significant problems in protecting and defending our or their intellectual property both in the United States and internationally. If we or any of our current or future licensors are unable to prevent material disclosure of the non-patented intellectual property related to DWP-450 to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business.
In addition to the protection afforded by trademarks, confidentiality agreements and proprietary know-how, we may in the future rely upon in-licensed patents for any future product offerings. The strength of patents we may in-license in the technology and healthcare fields involves complex legal and scientific questions and can be uncertain. The patent applications that we may in-license may fail to result in issued patents with claims that cover any of our future product candidates in the United States or in other foreign countries, and the issued patents that we may in-license may be declared invalid or unenforceable.
We are reliant on the ability of Daewoong, as the licensor of our only product candidate, and will be reliant on future licensors of any future product candidates, to maintain their intellectual property and protect their intellectual property against misappropriation, infringement or other violation. We may not have primary control over Daewoong’s or our future licensors’ patent prosecution activities. Furthermore, we may not be allowed to comment on prosecution strategies, and patent applications currently being prosecuted may be abandoned by the patent owner without our knowledge or consent. With respect to patents that are issued to our licensors, or patents that may issue on patent applications, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. As a licensee, we are reliant on Daewoong and our future licensors to defend any third-party claims, including Daewoong’s defense in connection with the Medytox Litigation, which is defined below. Our licensors may not defend or prosecute such actions as vigorously or in the manner that we would have if entitled to do so, and we will be subject to any judgment or settlement resulting from such actions. Also, a third-party may challenge the validity of our in-licensing transactions. Furthermore, even if they are unchallenged, any of our future in-licensed patents and patent applications may not adequately protect the licensors or our intellectual property or prevent others from designing around their or our claims.
Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, aesthetic medicine and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing DWP-450. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
Third parties may assert that we or any of our current or future licensors, including Daewoong, are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of DWP-450 or any future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that DWP-450 or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of DWP-450 or any future product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of our product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of our product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. Presently, we, ALPHAEON, SCH and Daewoong are defendants to a lawsuit brought by Medytox, Inc., or Medytox, on June 7, 2017 in the Superior Court of the State of California, alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture DWP-450 (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Medytox claims that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.

With specific regard to us, Medytox alleges that (i) we have violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to us as a result of our relationship with Daewoong, (ii) we have stolen the BTX strain through our possession of and refusal to return the BTX strain, (iii) we have engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the BTX strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture DWP-450, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights.
Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting us from using the license under the Daewoong Agreement and distributing DWP-450, and (v) attorneys’ fees and costs.
Daewoong filed a motion to dismiss or stay for forum non conveniens, claiming that the place where the complaint has been filed, in the Superior Court of the State of California, is not the proper place for the trial of the claims in the complaint because, among other reasons, the underlying facts that gave rise to the complaint occurred in South Korea. Daewoong’s motion to dismiss was granted by the Superior Court of the State of California on October 12, 2017. As a result, the action filed with the Superior Court of the State of California is stayed pending resolution of the proceedings in South Korea. In October 2017, Medytox initiated a civil lawsuit against Daewoong and its parent company, Daewoong Co. Ltd., in the Seoul Central District Court in Seoul, South Korea, related to the same subject matter in the Medytox litigation and is seeking, among other things, money damages, injunctive relief and destruction of related documents and products. None of us, ALPHAEON or SCH are parties to the litigation in the Seoul Central District Court.
Given the early stage in the Medytox Litigation, we are unable to predict the likelihood of success of Medytox’s claims against us, ALPHAEON, SCH or Daewoong or to quantify any risk of loss. The Medytox Litigation and any other similar claims, suits, government investigations, and proceedings are inherently uncertain and their results may not be favorable for us. For example, if the Medytox Litigation has a negative outcome for us, ALPHAEON or Daewoong, it could result in us losing access to DWP-450 and the manufacturing process and require us to negotiate a new license with Medytox for continued access to DWP-450. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license DWP-450, we may not be able to find a replacement product, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. An adverse ruling against either us or one of the other defendants of any such proceedings could adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.
In December 2017, Medytox filed a Citizen Petition, or the Citizen Petition, with the FDA. The Citizen Petition seeks to delay approval of the BLA submitted by us in May 2017 for DWP-450 until the FDA determines the identity and source of the botulinum strain for DWP-450 and validates the integrity of the data and information in the BLA. Medytox further requests that the FDA require the source and identity information in the BLA to include a single nucleotide polymorphism analysis of the whole genome sequence of the botulinum strain for DWP-450. The Citizen Petition alleges, among other things, that we made false statements in the BLA about the source and identity of the botulinum strain for DWP-450. If successful, the Citizen Petition could significantly delay, or even prevent, the FDA’s approval of the BLA. Even if the FDA ultimately denies the Citizen Petition, the FDA may substantially delay approval of or deny the BLA in connection with its response to the Citizen Petition or issues raised therein.
Parties making claims against us or any of our current or future licensors may request and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, we or any of our current or future licensors may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties which may not be commercially or more available, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical trial supplies or allow commercialization of DWP-450 or any future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. Similarly, third-party patents could exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
We may become involved in lawsuits to protect or enforce our intellectual property or the patents and other intellectual property of our licensors, which could be expensive and time-consuming.
Competitors may infringe our intellectual property, including any future patents we may acquire, or the patents and other intellectual property of our licensors, including Daewoong. As a result, we or any of our current or future licensors may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or any of our current or future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.
An adverse determination of any litigation or other proceedings could put one or more of such patents at risk of being invalidated or interpreted narrowly. Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to any of our future patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us or any of our current or future licensors may fail or may be invoked against us or our licensors by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management or the management of any of our current or future licensors, including Daewoong. We may not be able, alone or with any of our current or future licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.
Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or in-license needed technology or other product candidates. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from using our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in domestic and foreign intellectual property laws.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position.
We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, consultants, advisors and other third parties. We expect to enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
We employ individuals who were previously employed at other pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could diminish or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third-party may hold intellectual property, including patent rights that are important or necessary to the development of our future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
Third parties may assert that we are using trademarks or trade names that are confusingly similar to their marks. If any third-party were able to establish that our trademarks or trade names were infringing their marks, that third-party may be able to block our ability to use the infringing trademark or trade name. In addition, if a third-party were to bring such a claim, we would be required to dedicate time and resources to fight the claim, which time and resources could otherwise be used toward the maintenance of our own intellectual property.

Parties making claims against us may request and obtain injunctive or other equitable relief, which could prevent our ability to use the subject trademarks or trade names. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement. We may be required to re-brand one or more of our products, product candidates, or services offered under the infringing trademark or trade name, which may require substantial time and monetary expenditure. Third parties could claim senior rights in marks which might be enforced against our use of trademarks or trade names, resulting in either an injunction prohibiting our sales under those trademarks or trade names.
Risks Related to Government Regulation
Our business and products are subject to extensive government regulation.
We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, the EU, Canada and other countries, principally by the FDA, the U.S. Drug Enforcement Administration, the Centers for Disease Control and Prevention, the EMA and other similar regulatory authorities. Daewoong is also subject to extensive regulation by the FDA and the South Korean regulatory authorities as well as other regulatory authorities. Our failure to comply with all applicable regulatory requirements, or Daewoong’s failure to comply with applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and the Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other enforcement or administrative actions, including, sanctions, warning letters, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.
In the event our products receive regulatory approval, we, and our direct and indirect suppliers, including Daewoong, will remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in requirements that we implement REMS programs, requirements that we complete government mandated clinical trials, and government enforcement actions including those relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls.
If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.
We may not obtain regulatory approval for the commercialization of DWP-450 or any future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. Neither we nor any collaboration partner is permitted to market DWP-450 or any future product candidates in the United States until we receive approval of a BLA from the FDA. We submitted a BLA to the FDA in May 2017, a MAA to the EMA in June 2017, and a NDS to Health Canada in July 2017 for DWP-450 for the treatment of glabellar lines. Our BLA and MAA were accepted for review by the FDA and EMA, respectively, in July 2017 and our NDS was accepted for review by Health Canada in October 2017. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;

•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	commence criminal investigations and prosecutions;

•	impose injunctions;

•	impose other civil or criminal penalties;

•	suspend any ongoing clinical trials;

•	delay or refuse to approve pending applications or supplements to approved applications filed by us;

•	refuse to permit drugs or active ingredients to be imported or exported to or from the United States;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us to initiate a product recall.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, EMA or other similar foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaborators believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA and other similar regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA, the EMA or other similar regulatory authorities delaying or denying approval of a product candidate for any or all targeted indications.
Regulatory approval of a BLA or BLA supplement, MAA, NDS or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA, EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

•	a product candidate may not be deemed safe, effective, pure or potent;

•	the data from preclinical studies and clinical trials may not be deemed sufficient;

•	the FDA or other regulatory authorities might not approve our third-party manufacturers’ processes or facilities;

•
deficiencies in the formulation, quality control, labeling, or specifications of a product candidate or in response to citizen petitions or similar documents filed in connection with the product candidate;

•	a general requirement intended to address risks associated with a class of drugs, such as a new REMS requirement for neurotoxins;

•	the enactment of new laws or promulgation of new regulations that change the approval requirements; or

•	the FDA or other regulatory authorities may change their approval policies or adopt new regulations.
If DWP-450 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.
In addition, we have entered into an exclusive distribution and supply agreement, or the distribution agreement, with Clarion Medical Technologies Inc., or Clarion. The distribution agreement provides terms pursuant to which we will exclusively supply DWP-450 to Clarion in Canada, if approved. Under the distribution agreement, if we do not receive approval from Health Canada to promote and sell DWP-450 in Canada prior to October 31, 2018, we are obligated to pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018. If DWP-450 is not approved by Health Canada prior to October 31, 2018, our business and results of operations could be materially and adversely harmed.

Even if we receive regulatory approval for DWP-450 or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or delay regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.
Once regulatory approval has been granted, DWP-450 or any other approved product will be subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.
Any regulatory approvals that we or our collaborators receive for DWP-450 or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, if the applicable regulatory agency approves DWP-450 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with DWP-450 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•
refusal by the FDA, EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals;

•	product seizure or detention or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.
Our ongoing regulatory requirements may also change from time to time, potentially harming or making costlier our commercialization efforts. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.
If we fail to obtain regulatory approvals in foreign jurisdictions for DWP-450 or any future product candidates, we will be unable to market our products outside of the United States.
In addition to regulations in the United States, we are and will be subject to a variety of foreign regulations governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive necessary approvals to commercialize our products in markets outside of the United States.
If approved, DWP-450 or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with DWP-450. If we are successful in commercializing DWP-450 or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events.

The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authority could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that DWP-450, if approved for the treatment of moderate to severe glabellar lines, will subject us to the various U.S. federal and most state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
The federal False Claims Act,or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Some state law equivalents of the above federal laws, such as the Anti-Kickback Statute and FCA, apply to items or services regardless of whether the good or service was reimbursed by a government program, so called all-payor laws. These all-payor laws could apply to our sales and marketing activities even if the Anti-Kickback Statute and FCA laws are inapplicable.
If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA or an all-payor law, then we could be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of our operations, any of which could materially and adversely affect our ability to operate our business and our financial results.
State and federal authorities have aggressively targeted pharmaceutical companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements with pharmacies and other healthcare providers that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines, have been ordered to implement extensive corrective action plans, and have in many cases become subject to consent decrees severely restricting the manner in which they conduct their business, among other consequences. Additionally, federal and state regulators have brought criminal actions against individual employees responsible for alleged violations. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions, or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.
Also, the FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.
Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of DWP-450 or any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of DWP-450 or any future product candidates. Such changes could, among other things, require:

•	changes to manufacturing or marketing methods;

•	changes to product labeling or promotional materials;

•	recall, replacement, or discontinuance of one or more of our products; and

•	additional recordkeeping.
Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition, and results of operations.
Risks Related to Our Relationship with ALPHAEON
ALPHAEON controls the direction of our business, and the concentrated ownership of our common stock and certain contractual rights of ALPHAEON may prevent you and other stockholders from influencing significant decisions.
As of March 23, 2018, ALPHAEON, which is majority-owned by SCH, owns 78.6% of our outstanding shares of common stock. As long as ALPHAEON beneficially owns a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if ALPHAEON were to beneficially own less than a majority of the voting power of our outstanding common stock, it may have the ability to influence the outcome of such corporate actions if it owns a significant portion of our common stock. In addition, if SCH chooses to sell some or all of its controlling interest in ALPHAEON, it could result in a change-of-control of ALPHAEON that could result in us being indirectly controlled by an unknown third-party.
As a result, ALPHAEON has the ability to control the direction of our business and the concentrated ownership of our common stock, and the rights described above will prevent you and other stockholders from influencing significant decisions. In addition, we may take actions that stockholders other than ALPHAEON do not view as beneficial. This voting control may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
If ALPHAEON sells a controlling interest in our company to a third-party in a private transaction, you may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third-party.
ALPHAEON controls a majority of the voting power of our outstanding common stock. ALPHAEON will have the ability after the lock-up period of 180 days from February 7, 2018, the date of the final prospectus for our initial public offering, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change-of-control of our company without your approval and without providing for a purchase of your shares.
In addition, ALPHAEON entered into two substantially similar pledge and security agreements whereby ALPHAEON pledged and granted a continuing first priority lien and security interest in and to all of ALPHAEON’s right, title and interest in, among other items, securities and all other investment property held by ALPHAEON, including ALPHAEON’s entire ownership of our capital stock (collateral). The collateral secures the payment and performance of the obligations of ALPHAEON under certain convertible notes issued by ALPHAEON and other related agreements. Upon certain events of default, these secured lenders may take possession, hold, collect, sell, lease, deliver, grant options to purchase or otherwise retain, liquidate or dispose of all or any portion of the collateral, and as such, a change-of-control of our company may result. In addition, upon such events of default, the registration rights granted to ALPHAEON under the stockholder agreement we entered into with ALPHAEON will immediately and automatically be assigned in full to the secured lenders with respect to any registrable securities held by such secured lenders. We have no obligation to maintain ALPHAEON’s financial viability and ALPHAEON may not remain current on such obligations.
The ability of ALPHAEON to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire your shares of our common stock could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to ALPHAEON on its private sale of our common stock. Additionally, if ALPHAEON privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third-party. Such third-party may have conflicts of interest with those of other stockholders. In addition, if ALPHAEON sells a controlling interest in our company to a third-party, any future indebtedness we have may be subject to acceleration, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.
We are a “controlled company” within the meaning of the listing requirements of Nasdaq, or the Nasdaq Marketplace Rules, and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.
ALPHAEON continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that our nominating and corporate governance committee be comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that our compensation committee be comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of our corporate governance and compensation committees.
Presently, we utilize these “controlled company” exemptions to the corporate governance requirements of Nasdaq, and as a result, we do not have our nominating and corporate governance and compensation committees consisting entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in ALPHAEON.
Murthy Simhambhatla, Ph.D., Vikram Malik, Simone Blank, Bosun Hau, Kristine Romine, M.D., and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own shares of common stock or preferred stock of ALPHAEON, debt instruments convertible into equity interests of ALPHAEON, options to purchase shares of common stock or other equity awards of ALPHAEON. These individuals’ or entities’ holdings of ALPHAEON debt or equity securities, options to purchase shares of ALPHAEON or other equity awards may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Their positions at ALPHAEON and the ownership of any ALPHAEON equity or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for ALPHAEON than the decisions have for us.
These decisions include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on ALPHAEON’s consolidated financial statements;

•
the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on ALPHAEON’s current or future indebtedness or the covenants under that indebtedness;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the related party services and agreements between ALPHAEON and us.

Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with ALPHAEON or SCH in the future or in connection with ALPHAEON’s desire to enter into new commercial arrangements with third parties.
Furthermore, disputes may arise between ALPHAEON and us relating to our past and ongoing relationship, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	indemnification and other matters arising from our initial public offering;

•	the nature, quality and pricing of services ALPHAEON agrees to provide to us;

•	sales or other disposal by ALPHAEON of all or a portion of its ownership interest in us; and

•	business combinations involving us.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are controlled by ALPHAEON, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third-party.
ALPHAEON and its directors and officers will have limited liability to us or you for breach of fiduciary duty.
Our certificate of incorporation provides that, subject to any contractual provision to the contrary, ALPHAEON has no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as we do;

•	doing business with any of our clients or consumers; or

•	employing or otherwise engaging any of our officers or employees.
Our certificate of incorporation provides for the allocation of certain corporate opportunities between us and ALPHAEON. Under these provisions, neither ALPHAEON nor its other affiliates, nor any of their officers, directors, agents stockholders, members, partners, and subsidiaries (other than us), will have any obligation to present to us certain corporate opportunities. ALPHAEON is presently a technology company focused on providing healthcare products and services, including patient financing services. ALPHAEON may engage in other lines of business in the future. For example, a director or officer of our company who also serves as a director, officer or employee of ALPHAEON or any of its other affiliates may present to ALPHAEON certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business, if he or she was not offered such corporate opportunity in his or her capacity as our director or officer, and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to ALPHAEON or its other affiliates instead of to us, we may not be able to benefit from these opportunities.
In addition, under our certificate of incorporation, neither ALPHAEON nor any officer or director of ALPHAEON, except as provided in our certificate of incorporation, will be liable to us or to our stockholders for breach of any fiduciary or other duty by reason of any of these activities.
SCH is presently a holding company with direct and/or indirect interests, as the case may be, in ALPHAEON and various other healthcare related and energy related companies. SCH may engage in other lines of business in the future, including engaging, acquiring or otherwise conducting their business in a manner that partners with or otherwise collaborates with the business of our company, DWP-450 and any of our future product candidates. While our certificate of incorporation does not provide the same provision with respect to SCH, SCH may be able to exercise voting and investment control over ALPHAEON and effect the allocation of certain corporate opportunities between us and ALPHAEON.
ALPHAEON has historically performed or supported many of our general and administrative corporate functions and will continue to do so pursuant to a services agreement, and if we are unable to replicate or replace these functions if the services agreement is terminated, our operations could be adversely affected.
ALPHAEON has historically performed or supported many general and administrative corporate functions for our company. For example, ALPHAEON has provided certain general management, communication, intellectual property, human resources, office and information technology services. Historically, our financial statements reflect charges for these services on an allocation basis.
In January 2018, we entered into a services agreement with ALPHAEON, or the services agreement, which became effective in connection with our initial public offering. The services agreement sets forth certain agreements between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us as it relates to the services to be performed between us.
Pursuant to the services agreement, ALPHAEON provides us, and we provide ALPHAEON, as the case may be, certain administrative and development support services. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. In addition, pursuant to the services agreement, we sublease from ALPHAEON all or part of its lease for its headquarters encompassing approximately 3,639 square feet of space, as certain of our executive, legal and financial personnel are located at ALPHAEON’s headquarters.
The fees charged for any services rendered pursuant to the services agreement are the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period.
In addition, pursuant to the services agreement, upon completion of our initial public offering, we paid ALPHAEON $5.0 million towards the repayment of our related party borrowings and the remaining related party borrowings then outstanding were forgiven and the amount was re-characterized as a capital contribution of ALPHAEON. As a result, upon the completion of our initial public offering, we were no longer indebted to ALPHAEON pursuant to our historical related party borrowings from ALPHAEON.
The services agreement became effective upon the completion of our initial public offering and will have a one year term. Thereafter, the services agreement will renew for successive one year terms unless sooner terminated by either party. We or ALPHAEON may terminate the services agreement upon sixty days’ notice to the other party.
In the event the services agreement is terminated by us or ALPHAEON, we will need to replicate or replace certain functions, systems and infrastructure to which we will no longer have the same access. We may also need to make investments or hire additional employees to operate without the same access to ALPHAEON’s existing operational and administrative infrastructure. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.
In addition, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from ALPHAEON under the services agreement. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.
Moreover, in providing services to ALPHAEON, the services agreement may affect our employees’ ability to devote their time, attention, and effort to us.
Risks Related to Our Common Stock
The trading price of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price may be volatile. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of DWP-450 or any future product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of DWP-450 or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	sales of substantial amounts of our stock by ALPHAEON or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by ALPHAEON as our principal stockholder, including sales of substantial amounts of our common stock by ALPHAEON;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

If securities or industry analysts publish unfavorable research about our business or decrease the frequency or cease to provide coverage of our company, our stock price and trading volume could decline.
The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. If one or more of the equity research analysts who cover us downgrades our common stock or issues other unfavorable commentary or research the price of our common stock may decline. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.
Our historical financial data is not necessarily representative of the results that we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.
Our historical financial data included in this Annual Report on Form 10-K does not reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•
our historical financial data reflects expense allocations for certain support functions that are provided on a centralized basis within ALPHAEON, such as expenses for business technology, facilities, legal, finance, human resources and business development, that may be higher or lower than the comparable expenses that we would have actually incurred, or will incur in the future, as a stand-alone company; and

•
significant increases will occur in our cost structure as a result of our completed initial public offering, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act.

As a result, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
Future sales of common stock by ALPHAEON or others of our common stock, or the perception that such sales may occur, could depress the market price of our common stock.
As of March 23, 2018, ALPHAEON held approximately 78.6% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We, our executive officers, directors and all holders of our outstanding equity awards, and ALPHAEON, Longitude Venture Parters II, L.P., or Longitude, and Dental Innovations BVBA, or DI, agreed with the underwriters of our initial public offering that, without the prior written consent of Cantor Fitzgerald & Co., as a representative of the underwriters, we and they will not, subject to certain exceptions and extensions, during the period ending 180 days after the date of our initial public offering, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock. Cantor Fitzgerald & Co., as a representative of the underwriters, may, in its sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to the lock-up.
We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan, or the 2017 plan, and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the lock-up agreements referred to above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares issued under these plans in the public market could have an adverse effect on the market price of our common stock.

Anti-takeover provisions in our certificate of incorporation and bylaws, as well as Delaware law, could discourage a takeover.
Our certificate of incorporation, bylaws and Delaware law contain provisions that might enable our management to resist a takeover and might make it more difficult for an investor to acquire a substantial block of our common stock. These include the following provisions:

•
permit our board of directors to issue shares of preferred stock, with any rights, preferences and privileges as they may designate, without stockholder approval, which could be used to dilute the ownership of a hostile bidder significantly;

•
provide that the authorized number of directors may be changed only by resolution of our board of directors and that, from and after the date on which ALPHAEON no longer beneficially owns a majority of the voting power of all of the then-outstanding shares of our capital stock, a director may only be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock;

•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•
divide our board of directors into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•
from and after the date on which ALPHAEON no longer beneficially owns a majority of the voting power of all of the then-outstanding shares of our capital stock, require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company;

•	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and

•
provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, which may delay the ability of our stockholders to force consideration by our company of a take-over proposal or to take certain corporate actions, including the removal of directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, our certificate of incorporation provides that, from and after the date on which ALPHAEON no longer beneficially owns a majority of the voting power of all of the then-outstanding shares of our capital stock, we will be subject to Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change-of-control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.
In addition, our certificate of incorporation specifies that the Court of Chancery of the State of Delaware is the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our bylaws and our indemnification agreements that we have entered into with our directors and officers, among other things provide that:

•
We will indemnify our directors and officers for serving us in those capacities, or for serving as a director, officer, employee or agent of other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that we may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interest and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•
We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•	The rights conferred in our bylaws will not be exclusive. We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
As a result, claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
We are an “emerging growth company,” and the reduced reporting requirements available to emerging growth companies could make our common stock less attractive to investors.
We qualify as an “emerging growth company,” as defined in the JOBS Act. For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These provisions include, but are not limited to:

•
being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure;

•	an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

•	reduced disclosure about executive compensation arrangements in our periodic reports, registration statements and proxy statements; and

•	exemptions from the requirements to seek non-binding advisory votes on executive compensation or golden parachute arrangements.
To the extent we take advantage of any of these exemptions, the information that we provide stockholders may be different than what is available with respect to other public companies. Investors may find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our trading price may be more volatile.

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Our corporate headquarters is located at 17901 Von Karman Avenue, Suite 150, Irvine, California 92614, in a facility ALPHAEON leases, encompassing approximately 3,639 square feet of space. The lease for this facility expires on November 1, 2018. We have entered into the services agreement with ALPHAEON which sets forth, among other things, services related to the sublease arrangement for this facility. We also maintain a corporate office located at 1027 Garden Street, Santa Barbara, California 93101, in a facility we lease encompassing approximately 4,450 square feet of space. The lease for this facility expires on May 31, 2020. We believe our facilities are sufficient for our current needs. When our lease expires, we may exercise our renewal option or look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.
Item 3.     Legal Proceedings.
On June 7, 2017, Medytox filed an initial complaint in the Superior Court of the State of California against us, ALPHAEON, SCH, Daewoong, Byung Kook Lee, Jae Chun Yoon, Jae Seung Yoon and Chang Woo Suh, among others, or the defendants. On August 14, 2017, Medytox filed an amended complaint against the Defendants, or the amended complaint. The amended complaint alleges, among other things, that Daewoong stole Medytox’s BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture DWP-450 (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us. Medytox claims that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.
With specific regard to us, Medytox alleges that (i) we have violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to us as a result of our relationship with Daewoong, (ii) we have stolen the BTX strain through our possession of and refusal to return the BTX strain, (iii) we have engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the BTX strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture DWP-450, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights.
Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting us from using the license under the Daewoong Agreement and distributing DWP-450, and (v) attorneys’ fees and costs.
Daewoong filed a motion to dismiss or stay for forum non conveniens, claiming that the place where the complaint has been filed, in the Superior Court of the State of California, is not the proper place for the trial of the claims in the complaint because, among other reasons, the underlying facts that gave rise to the complaint occurred in South Korea. Daewoong’s motion to dismiss was granted by the Superior Court of the State of California on October 12, 2017. As a result, the action filed with the Superior Court of the State of California is stayed pending resolution of the proceedings in South Korea.
We are vigorously defending Medytox’s claims against us. Given the early stage in the Medytox Litigation, we are unable to predict the likelihood of success of Medytox’s claims against us, ALPHAEON, SCH or Daewoong or to quantify any risk of loss. The litigation could go on for an extended period of time and require us to dedicate significant financial and management resources to those efforts. While we are entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient. An adverse ruling against either us or one of the other defendants could materially and adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Even if we are successful, the litigation may result in delays in our product development, reputational damage or other collateral consequences.
In January 2017, Medytox initiated a criminal investigation into the foregoing matter in South Korea, which appears to target one or more of the above defendants, but does not appear to target us, ALPHAEON, or SCH.

In October 2017, Medytox initiated a civil lawsuit against Daewoong and its parent company Daewoong Co. Ltd. in the Seoul Central District Court in Seoul, South Korea, related to the same subject matter in the Medytox litigation and is seeking, among other things, money damages, injunctive relief and destruction of related documents and products. None of us, ALPHAEON or SCH are parties to this litigation.
In addition to the Medytox Litigation, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On February 12, 2018, we consummated the initial public offering of our common stock at a price of $12.00 per share. Our common stock is traded on the Nasdaq under the symbol “EOLS” on February 8, 2018. Prior to that time, there was no public market for our common stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years. From February 8, 2018 to March 23, 2018, the high and low prices for our common stock were $12.97 and $9.60, respectively.
Holders of Record
As of March 23, 2018, we had approximately 2 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plan
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plan.”
Recent Sales of Unregistered Securities
From January 1, 2017 to December 31, 2017, the period covered by this Annual Report on Form 10-K, we did not issue any unregistered securities.
Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2017.
Performance Graph
Not applicable.
Use of Proceeds
On February 7, 2018, our registration statement on Form S-1 (File No. 333-222478) was declared effective for our initial public offering, pursuant to which we have sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, for aggregate gross proceeds of approximately $60.6 million. Following the sale of 5,047,514 shares of our common stock in connection with the closing of our initial public offering, including the closing pursuant to which the underwriters’ partially exercised their over-allotment option, the offering terminated. Cantor Fitzgerald & Co. and Mizuho Securities USA LLC acted as joint book-running managers for our initial public offering. SunTrust Robinson Humphrey, Inc. and JMP Securities LLC acted as lead managers for our initial public offering.
As a result of our initial public offering, we received aggregate net proceeds of approximately $53.3 million, after deducting underwriting discounts and commissions and other offering expenses. From the net proceeds of our initial public offering, we paid ALPHAEON $5.0 million pursuant to the services agreement. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or to any other affiliates.
Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our final prospectus used in our initial public offering filed with the SEC on February 9, 2018. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus.

Item 6.    Selected Financial Data.
The following tables contain selected portions of our financial data. We derived the selected statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the selected balance sheets data as of December 31, 2017 and 2016 from our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected or may actually occur in the future. The selected financial data should be read together with our financial statements and related notes included in Item 8 “Financial Statements and Supplementary Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.
Our historical financial statements have been prepared on a standalone basis and are derived from the financial statements and accounting records of ALPHAEON and prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The financial statements reflect amounts attributable to our business, including the costs ALPHAEON incurred for the development and commercialization of DWP-450 and costs and expenses under the Daewoong Agreement. We have calculated our income tax amounts using a separate return methodology and have presented these amounts as if we were a separate taxpayer from ALPHAEON in each jurisdiction for each period presented. Our management believes that the allocations and results are reasonable for all periods presented. However, allocations may not be indicative of the actual expense we would have incurred had we operated as an independent company for the periods presented and, accordingly, our historical financial statements may not reflect what our actual financial position, results of operations and cash flows would have been if we had been an independent company for the periods presented.
The following table is presented in thousands, except for share and per share data:

	Year Ended December 31,
	2017	2016	2015

Statements of Operations Data:
Operating expenses:
Research and development	$6,689	$12,607	$20,681
General and administrative	4,819	7,033	9,883
Depreciation and amortization	218	326	416
Total operating expenses	11,726	19,966	30,980
Loss from operations	(11,726)	(19,966)	(30,980)
Other expense, net	5	6	39
Loss before taxes	(11,731)	(19,972)	(31,019)
(Benefit) provision for income taxes	(7,251)	93	93
Net loss and comprehensive loss	$(4,480)	$(20,065)	$(31,112)
Net loss per share, basic and diluted(1)	$(0.27)	$(1.21)	$(1.88)
Weighted-average shares outstanding used to compute basic and diluted net loss per share(1)	16,527,000	16,527,000	16,527,000
_____________

(1)
See Note 2 to our financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted-average number of shares used in the computation.

The following table is presented in thousands:

	As of December 31,
	2017	2016

Balance Sheets Data:
Cash and cash equivalents	$—	$—
Restricted cash	—	187
Related party receivable	72,639	—
Intangible asset	56,076	56,076
Goodwill	21,208	21,208
Related party borrowings	72,639	59,760
Note obligation(1)	138,687	—
Deferred tax liability	14,990	21,245
Series A preferred stock	—	—
Common stock	—	—
Additional paid-in capital	—	59,700
Accumulated deficit	(75,543)	(66,806)
Total stockholder’s deficit	(75,543)	(7,106)
_____________

(1)
Represents the value of the convertible promissory notes and convertible bridge notes of ALPHAEON, each of which is defined below, for which we were a guarantor and were therefore jointly and severally liable. Upon completion of our initial public offering, our guaranty was terminated in full, a result of which we are no longer required to reflect the convertible promissory notes and convertible bridge notes as our obligation. This note obligation is described in more detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Guaranty of ALPHAEON’s Convertible Notes and Intercreditor Agreement” of this Annual Report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the selected financial data in Item 6 and historical financial statements, the notes thereto included in Item 8 “Financial Statements and Supplementary Data” and included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
Overview
We are a medical aesthetics company focused on delivering advanced aesthetic procedures and treatments to physicians and consumers.. We focus on the self-pay aesthetic market and our first product candidate, PrabotulinumtoxinA (DWP-450), is an injectable 900 kDa botulinum toxin type A complex designed to address the needs of the large and growing facial aesthetics market. We believe we will offer physicians and consumers a compelling value proposition with DWP-450. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader and the only known approved 900 kDa botulinum toxin type A complex in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation. We have completed the clinical development program for DWP-450 for the treatment of moderate to severe glabellar lines, also known as “frown lines,” between the eyebrows in the United States, EU and Canada. The FDA issued a PDUFA date of May 15, 2018 for completion of its review of our BLA. We submitted a MAA to the EMA and it was accepted for review in July 2017 with a decision that we expect by the second half of 2018. We have also submitted a NDS in Canada and it was accepted for review in October 2017 with a decision that we expect by the second half of 2018.
Since our inception in 2012, we have devoted substantially all our efforts to identify and recruit personnel, conduct clinical trials, and seek regulatory approval for our DWP-450 product candidate. Our resources have largely been devoted to the clinical development of DWP-450. On September 30, 2013, we entered into the Daewoong Agreement pursuant to which Daewoong agreed to manufacture and supply us with DWP-450 and granted us an exclusive license to develop, distribute, market and sell the product in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, or the covered territories. Daewoong also granted us a non-exclusive license to do the same in Japan.
In a series of related transactions in 2013, SCH acquired all of our outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed our equity that it had acquired in 2013 to ALPHAEON. As a result of these transactions, we became a wholly-owned subsidiary of ALPHAEON.
We have never been profitable and, as of December 31, 2017, we had an accumulated deficit of $75.5 million. We have never generated revenue from DWP-450 and we incurred net losses of approximately $4.5 million, $20.1 million and $31.1 million in the years ended December 31, 2017, 2016 and 2015 respectively. We generated net losses in the year ended December 31, 2017 and did not have any cash or cash equivalents as of such date.
We do not expect to receive any revenue from DWP-450 or any future product candidates that we develop unless and until we obtain regulatory approval and commercialize DWP-450 or any future product candidates, or enter into collaborative arrangements with third parties. We expect to continue to incur significant expenses and increasing net operating losses for the foreseeable future as we seek regulatory approval, prepare for and, if approved, proceed to commercialization of DWP-450. We utilized CROs to carry out our clinical development and we do not yet have a sales organization. We expect to incur significant expenses related to building our commercialization infrastructure, including marketing, sales and distribution functions, inventory build prior to commercial launch and training and deploying a specialty sales force and implementing a targeted marketing campaign. We plan to launch DWP-450, if approved, in the United States by building a commercialization infrastructure with a specialty sales force of approximately 65 sales representatives within our first year of commercial launch and growing to 150 sales representatives over time. We also expect to incur additional costs associated with operating as a public company and in building our internal resources to become less reliant on ALPHAEON. Based on our estimated use of proceeds, we anticipate that the net proceeds from our initial public offering will be sufficient to fund our operating plan through the launch and initial commercialization of DWP-450, if approved by the FDA. However, we may require additional funds earlier than we currently expect if, in the event that we are required to conduct additional clinical trials, we experience a delay in receiving marketing approval of DWP-450 or market acceptance of DWP-450 is slower than expected. Adequate funding may not be available to us on acceptable terms, or at all, which could have a material adverse effect on our business, results of operations, and financial condition.

On February 12, 2018, we closed our initial public offering and sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the initial public offering were approximately $60.6 million and the net proceeds were approximately $53.3 million, each after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that our financial statements are issued.
Daewoong License and Supply Agreement
On September 30, 2013, we entered into the Daewoong Agreement pursuant to which Daewoong agreed to manufacture and supply us with DWP-450 and granted us an exclusive license to develop, distribute, market and sell the product in the covered territories. Daewoong also granted us a non-exclusive license to do the same in Japan. We have the option, subject to certain payment conditions, to expand the permitted use of the product beyond aesthetic indications and into therapeutic indications, the latter of which we have assigned to and are currently holding in trust for ALPHAEON. Under the Daewoong Agreement, we are required to make certain minimum annual purchases upon commercialization in order to maintain the exclusivity of the license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. We further agreed to make milestone payments upon certain confidential development and commercial milestones, including a confidential payment to Daewoong upon each of FDA and EMA approval of DWP-450. Under the Daewoong Agreement, the maximum aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of DWP-450, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of DWP-450.
During the term of the Daewoong Agreement, we will not purchase, sell or distribute any competing products in any covered territory or Japan or sell the product subject to the Daewoong Agreement outside the covered territory or Japan. The initial term of the Daewoong Agreement is from September 30, 2013 to the later of (i) the fifth anniversary of approval from the relevant governmental authority necessary to market and sell the product or by (ii) September 30, 2023, and automatically renews for additional three-year terms if we meet certain performance requirements. Either party may terminate the Daewoong Agreement with written notice upon a continuing uncured default by the other party. The Daewoong Agreement terminates without notice upon our bankruptcy or insolvency. For additional information about the Daewoong Agreement, see Item 1 “Business—Daewoong License and Supply Agreement.”
Payment Obligations Related to Our Acquisition by ALPHAEON
As part of our acquisition by SCH pursuant to a stock purchase agreement, or the stock purchase agreement, certain of our former stockholders, or the Evolus contributors, were issued Class D units of SCH which contained certain rights and privileges that provide the Evolus contributors with a 10% economic interest in our company, and a right to compel SCH to sell to ALPHAEON this 10% interest in our company in exchange for certain payment obligations, or the payment obligations, by ALPHAEON to SCH, which were ultimately allocable solely to the Evolus contributors. The original payment obligations included (i) a $10.0 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) perpetual quarterly royalties of a mid-teen percentage of net sales of DWP-450 within the United States and (iii) a high-single digit percentages of net sales of DWP-450 outside of the United States. As these future royalty streams are perpetual, ALPHAEON had the right under the current agreement to terminate any future payments for a one-time lump sum payment to SCH of $145.0 million.
On December 14, 2017, SCH and ALPHAEON entered into an amendment to the stock purchase agreement, or the amended purchase agreement, whereby we have also joined as a contractual party. Pursuant to the amended purchase agreement, ALPHAEON’s existing payment obligations were replaced with revised payment obligations, payable directly to the Evolus contributors, to be distributed to them ratably in accordance with their previous respective percentage ownership in our Series A preferred stock, and in exchange for the cancellation of the Class D units of SCH. Pursuant to the amended purchase agreement, effective upon the closing of our initial public offering, ALPHAEON immediately and automatically assigned to us and we immediately and automatically accepted and assumed all of ALPHAEON’s payment obligations under the stock purchase agreement, as amended by the amended purchase agreement.

Under the amended purchase agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 year anniversary of the first commercial sale of DWP-450 in the United States. The revised payment obligations set forth in (iii) and (iv) above will terminate for the quarter following the 10 year anniversary of the first commercial sale of DWP-450 in the United States. As these revised payment obligations are not perpetual, neither we nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. Under the amended purchase agreement, the estimated value of all revised payment obligations and the promissory note owed to the Evolus contributors was $55.7 million as of February 12, 2018. In addition, under the amended purchase agreement, we agreed to make one-time bonuses to certain of our employees aggregating approximately $1.6 million pursuant to the respective terms of their offer letters, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., our Chief Medical Officer, which was previously payable out of amounts owed to the contributors under the original stock purchase agreement.
Under the terms of the promissory note, ALPHAEON was the borrower prior to the closing of our initial public offering, and we became the borrower after the closing of our initial public offering. Under the promissory note, we will pay to J. Christopher Marmo, Ph.D. as the representative of the Evolus contributors, or the holder, $20.0 million representing the aggregate principal amount upon maturity of the promissory note. No interest will accrue on the promissory note. We will have the right to prepay the promissory note, in whole or in part, at any time and from time to time without penalty. Upon an event of default under the promissory note, all unpaid principal will become immediately due and payable at the option of the holder. An event of default will occur under the terms of the promissory note upon any of the following events: (i) we fail to meet the obligations to make the required payments thereunder, (ii) we make an assignment for the benefit of creditors, (iii) we commence any bankruptcy proceeding, (iv) we materially breach the stock purchase agreement or tax indemnity agreement, which is defined below, and such breach is not cured within 30 days, or (v) when ALPHAEON was the borrower, there occurs an event of default under the Notes, which is defined below, that is not cured during the applicable cure period or waived by the noteholders, and such noteholders have exercised their rights to foreclose on the collateral securing the Notes under ALPHAEON’s pledge of its assets, as discussed further below. No event of default was triggered or payment by ALPHAEON was made under the promissory note prior to the closing of our initial public offering.
In addition, upon a change-of-control of our company, all unpaid principal will become immediately due and payable. Under the terms of the promissory note, a change-of-control is defined as (i) the sale of all or substantially all of our assets, (ii) the exclusive license of DWP-450 or the business related to DWP-450 to a third-party (other than a sublicense under the Daewoong Agreement), or (iii) any merger, consolidation, or acquisition of our company, except a merger, consolidation, or acquisition of our company in which the holders of capital stock of our company immediately prior to such merger, consolidation, or acquisition hold at least 50% of the voting power of the capital stock of our company or the surviving entity. Notwithstanding the foregoing, the promissory note expressly provides that neither our initial public offering or any merger with or acquisition by ALPHAEON or any of its subsidiaries or affiliates constitutes a change-of-control.
Further, under the amended purchase agreement, we, ALPHAEON and SCH agreed to terminate the non-competition provision set forth in the contribution agreement, pursuant to which the Evolus contributors were prohibited, subject to limited exceptions, for a period of 5 years, from engaging in any business relating to the development, license, commercialization of, or performing any services or supervisory functions for persons or entities engaged in any business related to, a neurotoxin or neuromodulator.
Upon completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the amended purchase agreement. At the closing of our initial public offering, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assumed from ALPHAEON, the estimated value of which, as of February 12, 2018, was $55.7 million.
In connection with the amended purchase agreement, we have entered into a tax indemnity agreement with the Evolus contributors, or the tax indemnity agreement, pursuant to which, effective upon our assumption of the revised payment obligations under the amended purchase agreement, which occurred upon the completion of our initial public offering, we are obligated to indemnify the Evolus contributors for any tax liability resulting from such assignment of the revised payment obligations from ALPHAEON to us. Under the stock purchase agreement, the payment obligations are contingent and are thus eligible for installment sale reporting under Section 453 of the Code. The entry into the amended purchase agreement would cause the Evolus contributors to be treated for U.S. federal income tax purposes as receiving a distribution from SCH of the right to receive the contingent payments in a transaction in which no gain or loss is recognized such that the Evolus contributors may continue installment sale reporting with respect to the revised payment obligations to the same extent that installment sale reporting was available to SCH with respect to the original payment obligations prior to the execution of the amended purchase agreement. Under the tax indemnity agreement, we are obligated to indemnify the Evolus contributors for any taxes or penalties required to be paid by the Evolus contributors in the event the U.S. Internal Revenue Service or other taxing authority were to determine that our assumption of the revised payment obligations under the amended purchase agreement rendered continued installment sale reporting unavailable to the Evolus contributors. Any taxes or penalties paid by us on behalf of the Evolus contributors under the tax indemnity agreement will be offset dollar-for-dollar against the promissory note and future royalties that will be payable to the Evolus contributors under the amended purchase agreement.
Our Relationship with ALPHAEON Corporation
Since our acquisition in 2014 by ALPHAEON, we have funded our operations primarily through contributions and related party borrowings from ALPHAEON. We have derived the financial statements we present in this Annual Report on Form 10-K by allocating expenses associated with DWP-450 from ALPHAEON’s consolidated financial statements in accordance with applicable accounting standards and SEC regulations. Our management believes that the allocations and results are reasonable for all periods presented in our financial statements. However, allocations may not be indicative of the actual expense we would have incurred had we operated as an independent company for the periods presented and do not include additional expenses we expect to incur in connection with the commercialization of DWP-450, including the creation of a commercialization infrastructure and hiring of our sales force.
In January 2018, we entered into the services agreement with ALPHAEON, which became effective in connection with our initial public offering. The services agreement sets forth certain agreements between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us, as it relates to the services to be performed between us.
Pursuant to the services agreement, ALPHAEON provides us, and we provide ALPHAEON, as the case may be, certain administrative and development support services. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. In addition, pursuant to the services agreement, we sublease from ALPHAEON all or part of its lease for its headquarters encompassing approximately 3,639 square feet of space, as certain of our executive, legal and financial personnel are located at ALPHAEON’s headquarters.
The fees charged for any services rendered pursuant to the services agreement are the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period.
In addition, pursuant to the services agreement, upon completion of our initial public offering, we paid ALPHAEON $5.0 million towards the repayment of our related party borrowings and the remaining related party borrowings then outstanding were forgiven and the amount was re-characterized as a capital contribution of ALPHAEON. As a result, upon the completion of our initial public offering, we were no longer indebted to ALPHAEON pursuant to our historical related party borrowings from ALPHAEON.
We have historically incurred obligations to ALPHAEON for the research and development expenses it incurred on our behalf, which included both external and internal expenses. External research and development expenses included costs for CROs to conduct nonclinical and clinical studies on our product candidate, costs to acquire and evaluate clinical study data such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal development expenses included costs for the work that ALPHAEON’s development employees perform for us. All ALPHAEON-provided research and development expenses shown in our financial statements for the years ended December 31, 2017, 2016 and 2015 and all internal research and development expenses for the same periods were recorded as related party borrowings from ALPHAEON in the amounts of $6.7 million, $12.6 million and $20.7 million, respectively.

In addition, ALPHAEON has historically provided us certain services, including, without limitation, general and administrative support services and development support services. We have historically paid ALPHAEON for our share of the internal and external expenses for each of these functions based on our relative use of each function, plus an allocation of facility-related expenses, including depreciation and amortization and rent expense. All ALPHAEON-provided general and administrative expenses shown in our financial statements for the years ended December 31, 2017, 2016 and 2015 were recorded as related party borrowings from ALPHAEON in the amounts of $3.9 million, $7.4 million, and $10.3 million, respectively. As our business grows and we assume increasing responsibility from ALPHAEON, we will assume direct responsibility for procuring and financing the services we currently receive from ALPHAEON and ALPHAEON’s responsibility to provide us with these services will decrease.

We have historically not paid a mark-up or profit on the external or internal expenses ALPHAEON bills to us. In addition, we have not had to pay for a full time person if we only needed the person’s skills for 50% of the time. We believe that our expenses reasonably reflect the expenses we would have incurred if we had the capabilities and capacity in place to perform this work ourselves.
Financial Overview
We derived the years ended December 31, 2017, 2016 and 2015 financial results on a standalone basis from ALPHAEON’s financial statements and accounting records and prepared them in accordance with GAAP. The years ended December 31, 2017, 2016 and 2015 financial results reflect amounts attributable to our business, including the costs that ALPHAEON incurred for the development and commercialization of DWP-450 and costs and expenses under the Daewoong Agreement. Management believes that the allocations and results are reasonable for all periods presented. However, allocations may not be indicative of the actual expense we would have incurred had the business operated as an independent company for the periods presented.
The following is a description of the components of our results of operations:
General and Administrative Expenses
Our general and administrative expenses consist of salaries and personnel-related costs (other than research personnel), including stock-based compensation of ALPHAEON’s stock, for our employees in executive and administrative functions. Our general and administrative expenses also include professional fees for accounting, auditing and consulting services, legal services, investor relations, travel and facilities. As described above, ALPHAEON charges us for many of the expenses associated with these functions, including, among others, accounting, human resources, legal and investor relations. Pursuant to the services agreement, ALPHAEON provides us and we provide ALPHAEON certain administrative and development support services. We and ALPHAEON receive administrative and development support services that do not contribute significantly to the fundamental risks of business success or failure of us or ALPHAEON. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. The fees to be charged for services rendered pursuant to the services agreement will be the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Relationship with ALPHAEON Corporation” and Item 13 “Certain Relationships and Related Transactions, and Director Independence—Relationship with ALPHAEON Corporation” for more information on the services agreement. ALPHAEON has historically charged us market rates for the portion of the resources that we use. Accordingly, we do not expect the overall general and administrative expenses representing functions historically reimbursed by ALPHAEON to change significantly as we transition functions from ALPHAEON to us, however we do expect such expenses to increase as described below. We expect to assume responsibility from ALPHAEON for these general and administrative functions as our business grows and we build our internal development and commercialization capabilities.
We anticipate our general and administrative expenses to increase in the future to support our continued development and potential commercialization of DWP-450. In addition, if DWP-450 obtains regulatory approval, we expect that we will incur expenses associated with building a sales and marketing team. Increases over and above the level of work that ALPHAEON is currently performing on our behalf will result in an increase in general and administrative expenses and could include costs related to hiring additional personnel, increased office space, implementing new information technology systems and other costs associated with expanding our general and administrative functions. Our general and administrative expenses will also increase due to the costs of operating as a public company and may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the JOBS Act.
Research and Development Expenses
Since our inception, we have focused on developing DWP-450. Our research and development expenses primarily consist of:

•
personnel costs, which include salaries and related expenses for research and development personnel, including expenses related to stock-based compensation granted to personnel in development functions;

•
fees paid to clinical study sites and vendors, including CROs, in connection with our clinical studies, costs of acquiring and evaluating clinical study data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to clinical consultants related to the execution of clinical trials;

•	expenses to acquire clinical study materials;

•	other consulting fees paid to third parties;

•	expenses related to compliance with drug development regulatory requirements; and

•	travel, facilities, which includes cost associated with rent, maintenance and related facilities costs as well as depreciation and amortization, insurance and other expenses.
As described above, ALPHAEON has historically charged us for many of the expenses associated with these functions, including, among others, costs for CROs to conduct nonclinical and clinical studies on our product candidate, costs to acquire and evaluate clinical study data such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. We expect to assume responsibility from ALPHAEON for these research and development functions as our business grows and we build our internal research and development capabilities. ALPHAEON has historically charged us market rates for the portion of the resources that we use. Accordingly, we do not expect our overall research and development expenses representing functions historically reimbursed by ALPHAEON to change significantly as we transition functions from ALPHAEON to us, however we expect our overall research and development expenses to increase as we seek to develop future product candidates.
We expense our research and development costs as we incur them. Our expenses related to clinical studies are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with CROs that we may use to conduct and manage our clinical studies on our behalf. We generally accrue expenses related to clinical studies based on contracted amounts applied to the level of patient enrollment and activity. If we modify timelines or contracts based upon changes in the clinical study protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	Change
			(dollars)
Operating expenses:
Research and development	$6,689	$12,607	$(5,918)
General and administrative	4,819	7,033	(2,214)
Depreciation and amortization	218	326	(108)
Total operating expenses	11,726	19,966	(8,240)
Loss from operations	(11,726)	(19,966)	8,240
Other expense, net	5	6	(1)
Loss before taxes	(11,731)	(19,972)	8,241
(Benefit) provision for income taxes	(7,251)	93	(7,344)
Net loss and comprehensive loss	$(4,480)	$(20,065)	$15,585
Research and Development
Research and development expenses were $6.7 million during the year ended December 31, 2017 compared to $12.6 million during the year ended December 31, 2016, for a decrease of approximately $5.9 million. The decrease was primarily attributable to a reduction in our clinical trial costs associated with the completion of our Phase III clinical trials in 2016. Amounts incurred in 2017 were primarily attributable to costs related to the preparation of our regulatory filings with the FDA and EMA. Other 2017 research and development expenses include personnel related costs such as wages, taxes and health insurance of $2.7 million, and research, consulting and other outside services of $0.4 million.

General and Administrative
General and administrative expenses were $4.8 million during the year ended December 31, 2017 compared to $7.0 million during the year ended December 31, 2016, for a decrease of approximately $2.2 million. The decrease was largely attributable to a reduction in ALPHAEON expenses allocated to us, reflecting an overall decrease in ALPHAEON operations and personnel in 2017 compared with 2016, for services provided to us by its employees, including a decrease in salaries and benefits of $0.9 million, third-party service costs of $3.0 million, and partially offset by an increase in office expense of $0.6 million. Additionally, we incurred marketing expenses of $1.1 million in 2017 related to the preparation for the commercialization of DWP-450.
Depreciation and Amortization
Depreciation and amortization expense was $0.2 million during the year ended December 31, 2017 compared to $0.3 million during the year ended December 31, 2016, for a decrease of approximately $0.1 million. The decrease was attributable to fewer assets at ALPHAEON used by and allocated to us.
(Benefit) Provision for Income Taxes
Income tax benefit was $7.3 million for the year ended December 31, 2017 compared to income tax expense of $0.1 million for the year ended December 31, 2016, for an increase in benefit of approximately $7.4 million. On December 22, 2017, the U.S. Government enacted the TCJA.  The TCJA significantly impacted our effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21%. For certain of its deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease in net deferred tax assets of $3.2 million, with a corresponding decrease in the valuation allowance of $9.6 million and a benefit to income tax expense of $6.3 million for the year ended December 31, 2017.
Comparison of the Years Ended December 31, 2016 and 2015
The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	Change
			(dollars)
Operating expenses:
Research and development	$12,607	$20,681	$(8,074)
General and administrative	7,033	9,883	(2,850)
Depreciation and amortization	326	416	(90)
Total operating expenses	19,966	30,980	(11,014)
Loss from operations	(19,966)	(30,980)	11,014
Other expense, net	6	39	(33)
Loss before taxes	(19,972)	(31,019)	11,047
Provision for income taxes	93	93	—
Net loss and comprehensive loss	$(20,065)	$(31,112)	$11,047
Research and Development
Research and development expenses were $12.6 million during the year ended December 31, 2016 compared to $20.7 million during the year ended December 31, 2015, for a decrease of approximately $8.1 million. The decrease was primarily attributable to a reduction in our clinical trial costs associated with completion of the investigator related activity of our Phase III clinical trials.
General and Administrative
General and administrative expenses were $7.0 million during the year ended December 31, 2016 compared to $9.9 million during the year ended December 31, 2015, for a decrease of approximately $2.9 million. The decrease was attributable to a reduction in ALPHAEON expenses allocated to us, reflecting an overall decrease in ALPHAEON operations and personnel in 2016, compared to 2015, for services provided to us by its employees, including third-party service costs of $1.8 million, stock-based compensation expense of $0.5 million, and office related expenses of $0.3 million.
Depreciation and Amortization
Depreciation and amortization expense was $0.3 million during the year ended December 31, 2016 compared to $0.4 million during the year ended December 31, 2015, for a decrease of approximately $0.1 million. The decrease was attributable to a reduction in related expenses allocated to us from ALPHAEON.
Provision for Income Taxes
Income tax expense was $0.1 million for the year ended December 31, 2016 compared to $0.1 million for the year ended December 31, 2015. The expense for both years is primarily attributable to the book to tax difference for intangible amortization of the in-process research and development, or IPR&D, asset.
Liquidity and Capital Resources
As of December 31, 2017, we had no cash or cash equivalents and a stockholder’s deficit of $75.5 million. As of December 31, 2016, we had $0.2 million in restricted cash, representing an escrow account with funds set aside for research and development.
Since our acquisition in 2014 by ALPHAEON, we have funded our operations primarily through contributions and related party borrowings from ALPHAEON. We have no revenue, incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product DWP-450, including conducting nonclinical testing and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $66.8 million as of December 31, 2016, and $75.5 million as of December 31, 2017 and negative working capital of $139.9 million as of December 31, 2017. We had net losses of $4.5 million, $20.1 million and $31.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. We used net cash in operating activities of $13.0 million, $13.3 million and $36.4 million for the years ended December 31, 2017 and 2016 and 2015, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next several years as we commercialize DWP-450, if approved.
On February 12, 2018, we closed our initial public offering and sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds from our initial public offering were approximately $60.6 million and the net proceeds were approximately $53.3 million, each after deducting underwriting discounts and commissions and other offering expenses payable by us. We believe that our current capital resources will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back, or stopping our research and development. Insufficient liquidity may also require us to relinquish rights to our product candidate at an earlier stage of development or on less favorable terms than we would otherwise choose.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;

•	the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities if our product candidate or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to DWP-450 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Net cash (used in) provided by:
Operating activities	$(13,035)	$(13,267)	$(36,384)
Investing activities	—	—	—
Financing activities	13,035	13,267	36,384
Net change in cash and cash equivalents	$—	$—	$—
Operating Activities
Our cash used in operating activities is primarily driven by our net loss and related party borrowings from ALPHAEON for expenses paid on our behalf.
Operating activities used $13.0 million of cash in the year ended December 31, 2017, primarily resulting from our net loss of $4.5 million and a net cash outflow of $2.1 million for changes in our net operating assets and liabilities, partially offset by non-cash charges of $6.4 million. Non-cash charges included a change in total benefit for income taxes of $1.0 million as a result of changes in the tax rate on deferred tax liabilities recorded by us, depreciation and amortization of $0.2 million and non-cash stock-based compensation allocated from ALPHAEON of $0.6 million. The change in our net operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses of $2.1 million, partially offset by a change in prepaid expenses of $0.2 million and a release of our restricted cash of $0.2 million.
Operating activities used $13.3 million of cash in year ended December 31, 2016, primarily resulting from our net loss of $20.1 million, which was partially offset by non-cash charges of $1.4 million and an increase in our net operating assets and liabilities of $5.4 million. Non-cash charges included depreciation and amortization of $0.3 million and non-cash stock-based compensation of $1.0 million. The increase in our net operating assets and liabilities was primarily driven by the release of our restricted cash of $3.8 million and an increase in accounts payable of $2.6 million, partially offset by a decrease in accrued expenses of $1.0 million.
Operating activities used $36.4 million of cash in year ended December 31, 2015, primarily resulting from our net loss of $31.1 million and a decrease of $7.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $2.0 million. Non-cash charges included depreciation and amortization of $0.4 million and non-cash stock-based compensation of $1.5 million. The decrease in our net operating assets and liabilities was primarily driven by the replenishment of our restricted cash of $4.0 million and a decrease in accrued expenses and accounts payable of $2.0 million and $1.4 million, respectively.
Investing Activities
We had no investing activity during the years ended December 31, 2017, 2016 and 2015.
Financing Activities
Our cash provided from financing activities is primarily driven by changes in our related party borrowings from ALPHAEON for expenses paid on our behalf, along with deferred related costs associated with our initial public offering.
Financing activities provided $13.0 million of cash in the year ended December 31, 2017, primarily resulting from the $14.3 million change in our related party borrowings from ALPHAEON offset by $1.3 million of deferred related costs associated with our initial public offering.
Financing activities provided $13.3 million of cash in the year ended December 31, 2016, primarily resulting from the change in our related party borrowings from ALPHAEON.
Financing activities provided $36.4 million of cash in the year ended December 31, 2015, primarily resulting from the change in our related party borrowings from ALPHAEON.
Indebtedness
ALPHAEON has historically provided us certain services that were not covered under a services agreement, including, without limitation, general and administrative support services and research and development support services. ALPHAEON had allocated a certain percentage of personnel to perform the services that it provided to us based on its good faith estimate of the required services. We have historically paid ALPHAEON for these allocated costs, which reflect the ALPHAEON full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing us these services. We historically have not paid a mark-up or profit on the external or internal expenses ALPHAEON allocates to us. All ALPHAEON-provided operating expenses shown in our financial statements for the years ended December 31, 2017, 2016 and 2015 were treated as related party borrowings from ALPHAEON to us.
As of December 31, 2017 and 2016, we owed ALPHAEON $72.6 million and $59.8 million, respectively. To satisfy all outstanding related party borrowings from ALPHAEON through the closing of our initial public offering (inclusive of amounts that have been offset pursuant to the therapeutic agreement), we remunerated ALPHAEON through three methods, each of which was agreed upon by ALPHAEON and our company. First, pursuant to the amended purchase agreement, upon the completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the amended purchase agreement, and the outstanding related party borrowings from ALPHAEON was offset and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assume from ALPHAEON, the estimated value of which, as of February 12, 2018, was $55.7 million. Second, pursuant to the services agreement, upon the completion of our initial public offering, we paid ALPHAEON $5.0 million from the proceeds of our initial public offering. Third, pursuant to the services agreement, the remaining balance of related party borrowings, after taking into account the offset and reduction of the then-fair value of all payment obligations we assumed from ALPHAEON under the amended purchase agreement, and the payment of $5.0 million, each upon completion of our initial public offering, was re-characterized as a capital contribution of ALPHAEON. As a result of these three methods, we are no longer indebted to ALPHAEON.

Guaranty of ALPHAEON’s Convertible Notes and Intercreditor Agreement
ALPHAEON is, as of December 31, 2017, the borrower under (i) certain convertible promissory notes issued by ALPHAEON for an aggregate principal amount of approximately $53.0 million, or the convertible promissory notes, and (ii) a certain convertible bridge note issued by ALPHAEON to Longitude for a principal amount of $2.5 million, or the convertible bridge note, collectively, the Notes. Kristine Romine, M.D., a member of our board of directors, DI, and Alpha International Investment Ltd., or Alpha, each hold one or more convertible promissory notes. Simone Blank, a member of our board of directors, is the co-owner of DI. Bosun Hau, a member of our board of directors, is employed by an entity affiliated with Alpha. In April 2017, we agreed to unconditionally guaranty ALPHAEON’s obligations under the Notes and we granted to Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, a first priority lien and security interest in substantially all of our assets pursuant to separate guaranty and security agreements, or the Evolus security agreements. We refer to the ALPHAEON security agreements and the Evolus security agreements collectively as the convertible notes security agreements. In April 2017, we, as guarantor, also entered into an amended and restated intercreditor agreement with ALPHAEON, as borrower, Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, or the intercreditor agreement. The intercreditor agreement sets forth certain rights of Longitude and DI in connection with the convertible bridge note, the convertible promissory notes and the collateral pledged pursuant to the convertible notes security agreements. ALPHAEON’s obligations under the Notes are secured by a first priority lien and security interest in substantially all of ALPHAEON’s assets, including all of the shares of our capital stock, granted by ALPHAEON to DI as collateral agent for the holders of the convertible promissory notes, and Longitude, as the holder of the convertible bridge note, pursuant to separate pledge and security agreements, or the ALPHAEON security agreements. On December 14, 2017, ALPHAEON entered into an amendment to the amended and restated secured convertible note purchase agreement, or the amendment, pursuant to which it issued the convertible promissory notes, in order to permit ALPHAEON to issue an additional $3.3 million of convertible promissory notes.
On December 14, 2017, we and ALPHAEON entered into amendments with each of Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes. Pursuant to these amendments, we obtained a release of our guaranty and a termination of the security interest in our assets and the Evolus security agreements, effective immediately upon the completion of our initial public offering. ALPHAEON's obligations under the ALPHAEON security agreements remained outstanding following the completion of our initial public offering.
For periods prior to the release of the guaranty and termination of the security interest in our asset and Evolus security Agreements, we recorded this joint and several liability as Note obligations and recorded a corresponding deemed distribution to ALPHAEON as a reduction to additional paid-in-capital in equity as of April 2017 to reflect the joint and several liability. As we and ALPHAEON had not agreed to what portion of this joint and several liability each would pay, we developed a range of amounts that we expect to pay under the convertible notes security agreements and selected the amount from within that range that we determined to be the best estimate, which equaled $138.7 million as of December 31, 2017 (2.5 times the outstanding principal amount of the Notes as of that date), representing the total principal amount due to the Note holders upon redemption of the Notes at maturity. As provided for within the intercreditor agreement and convertible notes security agreements, in conjunction with our recognition of the joint and several liability, we also recorded a receivable from ALPHAEON, which equals the current balance of the amounts we owe to ALPHAEON under our related party borrowings. No amounts have been paid under this joint and several liability by us in the year ended December 31, 2017. As of December 31, 2017, the liability recorded by us to the Note holders pursuant to the above joint and several liability was $138.7 million (2.5 times the outstanding principal amount of the Notes as of that date) and the related party receivable was $72.6 million, representing the amount by which related party borrowings could be reduced pursuant to the terms of the convertible notes security agreements. The difference between the amount of the joint and several liability and the related party receivable of $66.1 million was recorded as a deemed distribution to ALPHAEON, in stockholder’s deficit as a charge to additional paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit. In connection with the completion of our initial public offering, we were released of all guarantor obligations and the Note obligation, and the related party receivable was removed from our balance sheet, with the difference recorded to stockholders deficit.
Since December 31, 2017 and through the date of this Annual Report on Form 10-K, ALPHAEON issued an additional $0.8 million of convertible promissory notes, including convertible promissory notes to Murthy Simhambhatla, Ph.D., our President, Chief Executive Officer and member of our board of directors, in the aggregate principal amount of $69,698. Under the amendment, Mr. Simhambhatla, DI, Longitude, and Alpha are each presently required to lend ALPHAEON funds in exchange for convertible promissory notes up to an aggregate of $1.0 million upon ALPHAEON’s request. Mr. Simhambhatla is required to fund up to an additional of $30,302 upon such request.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.
Contractual Obligations and Commitments
The following table summarizes our principal contractual obligations as of December 31, 2017, which consist of our operating lease for our Santa Barbara, California office facility encompassing approximately 4,450 square feet of space, and expiring on May 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years
Operating lease obligation	$419	$170	$249
Total	$419	$170	$249
From time to time we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims, including the Daewoong Agreement and certain real estate leases, supply purchase agreements, and agreements with directors and officers. The terms of such obligations vary by contract and in most instances a maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted thus no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
The table above does not reflect our outstanding related party borrowings from ALPHAEON as of December 31, 2017. As of December 31, 2017, we owed ALPHAEON $72.6 million, which does not reflect the re-characterization of such borrowings as a capital contribution from ALPHAEON that took effect upon completion of our initial public offering.
The table above also does not include potential milestone payments that we may be required to pay Daewoong, any milestone that we may be required to pay to the Evolus contributors under the amended purchase agreement upon marketing approval of DWP-450 in the United States and the EU and certain amounts that may be payable to Daewoong upon certain commercialization milestones. We have not included these potential obligations in the table above because they are contingent upon the occurrence of future events, and we do not know the timing of such potential obligations with certainty. We describe our contingent milestone payment in more detail in Note 6, Commitments and Contingencies, to our financial statements.
The table above also does not reflect certain minimum annual purchases we are required to make under the Daewoong Agreement in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in the covered territories and Japan. We have not included these potential minimum purchase obligations in the table above because they are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions, and we do not know the timing of such potential obligations with certainty.
The table above also does not reflect our contractual obligations under the convertible notes security agreements. As of December 31, 2017, ALPHAEON issued a total of $55.5 million of convertible promissory notes. As a result of the total issuance, the total note obligations under all of the Notes is $138.7 million (2.5 times the total outstanding principal amount of the Notes). On December 14, 2017, we and ALPHAEON entered into amendments with each of Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes. Pursuant to these amendments, we obtained a release of our guaranty and a termination of the security interest in our assets and the Evolus security agreements, effective immediately upon the completion of our initial public offering. ALPHAEON's obligations under the ALPHAEON security agreements remained outstanding following the completion of our initial public offering.

The table above also does not reflect our contractual obligations under the amended purchase agreement. Pursuant to the amended purchase agreement, ALPHAEON’s existing payment obligations were replaced with revised payment obligations, payable directly to the Evolus contributors, to be distributed to them ratably in accordance with their previous respective percentage ownership in our Series A preferred stock, and in exchange for the cancellation of the Class D units of SCH. Pursuant to this amended purchase agreement, effective upon the closing of our initial public offering, ALPHAEON immediately and automatically assigned to us and we immediately and automatically accepted and assumed all of ALPHAEON’s payment obligations under the stock purchase agreement, as amended by the amended purchase agreement. In addition, pursuant to the amended purchase agreement, upon the completion of our initial public offering, we became the borrower under a $20.0 million promissory note payable to J. Christopher Marmo, Ph.D. as the representative of the Evolus contributors, that will mature 2.5 years after the anniversary of the first commercial sale of DWP-450 in the United States.

The table above also does not reflect our contractual obligations under the distribution agreement we entered into on November 30, 2017 with Clarion. The distribution agreement provides terms pursuant to which we will exclusively supply DWP-450 to Clarion in Canada, if approved. Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON and SCH, jointly and severally owe the equity holders of Clarion an unwinding fee of $9.55 million, or the unwinding fee. We have agreed that the unwinding fee will be reduced, on a dollar-for-dollar basis, pursuant to the terms of the distribution agreement. The distribution agreement sets forth that a portion of the proceeds received from each unit of DWP-450 purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the unwinding fee ALPHAEON owes. We are not contractually obligated to pay the unwinding fee to the previous equity holders of Clarion. In the event that the distribution agreement is terminated or if we fail to provide DWP-450 to Clarion in Canada, ALPHAEON and SCH will remain jointly and severally liable to the previous equity holders of Clarion for the balance of the unwinding fee. In addition, if ALPHAEON or SCH repays the unwinding fee in full at any time, the agreement may be terminated by us or if continued, we will no longer utilize a portion of the proceeds received from the sale of each unit of DWP-450 to reduce the unwinding fee and will thereafter realize the full proceeds of each sale of a unit of DWP-450 to Clarion. Under the distribution agreement, if we do not receive approval from Health Canada to promote and sell DWP-450 in Canada prior to October 31, 2018, we are obligated to pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018, which damages will not reduce the unwinding fee. In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the unwinding fee on December 31, 2022, if demanded by the previous equity holders of Clarion.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations.
While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations, as these policies relate to the more significant areas involving management’s judgments and estimates.
Joint and Several Liability Assessment
We measure obligations resulting from joint and several liability arrangements as the sum of the amount that we have (i) agreed to pay on the basis of our arrangement among our co-obligors, and (ii) any additional amounts that we expect to pay on behalf of our co-obligors. The determination of the “best estimate” from within the range of amounts that might be paid involves substantial judgment by our management. These estimates are subject to periodic revisions at each period as the joint and several liability is re-measured.

Research and Development Expenses
Research and development expenses are expensed as incurred. Non-refundable advance payments for goods and services that will be used or rendered for future research and development activities are recorded as a prepaid expense and recognized as an expense as the related goods are delivered or the related services are performed. As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs in connection with research and development activities for which we have not yet been invoiced.
We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting expense amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred. However, due to the nature of these estimates, we can not assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies or other research activity.
Impairment Evaluations of Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but we perform an annual qualitative assessment of our goodwill during the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There has been no impairment of goodwill for any periods presented.
Intangible assets represent IPR&D projects acquired in an acquisition that have not yet been completed. IPR&D assets with indefinite useful lives are not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the IPR&D assets are either amortized over their estimated useful lives or written-off immediately.
Stock-Based Compensation Expense Allocated by ALPHAEON
We have not granted stock-based compensation for the periods presented. However, we recognize the fair value of the expense allocated to us for all ALPHAEON stock-based grant arrangements with our employees, including members of ALPHAEON’s board of directors.

Net Operating Loss and Research and Development Carryforwards

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. In addition, we currently don’t have a tax sharing arrangement in place with ALPHAEON. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2017, we had $72.6 million of federal NOLs, available to offset our future taxable income, if any. As of December 31, 2017, we had federal research and development credit carryforwards of $1.0 million. These federal NOLs and research and development tax credit carryforwards expire at various dates beginning in 2034. We have not conducted an assessment to determine whether there may have been a Section 382 ownership change. If we have experienced a Section 382 ownership change or if we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOL or research and development tax credit carryforwards may be limited or lost. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Recently Issued and Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us beginning January 1, 2022. The standard requires prospective application. Early adoption is permitted. We are evaluating the effect of this standard on our financial statements and related disclosures as well as whether to early adopt the new guidance.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. ASU 2017-01 is effective for us beginning January 1, 2019. Early adoption is permitted for transactions not previously reported in issued financial statements. We are evaluating the effect of this standard on our financial statements and related disclosures.
In August 2016, the FASB issued new guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years. We do not believe the adoption of the standard will have a material impact on our statement of cash flow.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), or ASU No. 2016-09, which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard in the first quarter of 2017. We had no excess tax benefits for which a benefit could not previously be recognized as of December 31, 2016. Upon adoption, the balance of the unrecognized excess tax benefits is reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, there was no impact to the financial statements as a result of this adoption in the first half of 2017.

In February 2016, the FASB issued final guidance for lease accounting. The new guidance requires lessees to put most leases on their balance sheet but to recognize expenses on their income statement in a manner similar to current accounting principles. The new guidance also eliminates the current real estate-specific provisions for all entities. The standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We are in the process of assessing the impact of the adoption of the standard on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. Management adopted this accounting pronouncement as of December 31, 2016. The adoption of the standard did not have a material effect on our financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial position, results of operations or cash flows.
JOBS Act
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of: the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; December 31, 2023; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.
We did not have any cash or other financial instruments as of December 31, 2017.

Item 8.      Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Evolus, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Evolus, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Irvine, California
March 29, 2018

Evolus, Inc.
Balance Sheets
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	—	187
Prepaid expenses and other current assets	185	24
Related party receivable	72,639	—
Total current assets	72,824	211
Intangible asset	56,076	56,076
Goodwill	21,208	21,208
Other assets	2,125	—
Total assets	$152,233	$77,495
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$445	$2,877
Accrued expenses	977	675
Related party borrowings	72,639	59,760
Note obligation	138,687	—
Total current liabilities	212,748	63,312
Deferred rent	38	44
Deferred tax liability	14,990	21,245
Total liabilities	227,776	84,601
Commitments and contingencies (Note 6)
Stockholder’s deficit
Convertible Series A Preferred, $0.00001 par value; 2,500,000 shares authorized; 1,250,000 shares issued and outstanding at December 31, 2017 and 2016	—	—
Common Stock, $0.00001 par value; 20,000,000 shares authorized; 16,527,000 shares issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	—	59,700
Accumulated deficit	(75,543)	(66,806)
Total stockholder’s deficit	(75,543)	(7,106)
Total liabilities and stockholder’s deficit	$152,233	$77,495
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Operating expenses:
Research and development	$6,689	$12,607	$20,681
General and administrative	4,819	7,033	9,883
Depreciation and amortization	218	326	416
Total operating expenses	11,726	19,966	30,980
Loss from operations	(11,726)	(19,966)	(30,980)
Other expense:
Other expense, net	5	6	39
Loss before taxes	(11,731)	(19,972)	(31,019)
(Benefit) provision for income taxes	(7,251)	93	93
Net loss and comprehensive loss	$(4,480)	$(20,065)	$(31,112)
Net loss per share, basic and diluted	$(0.27)	$(1.21)	$(1.88)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	16,527,000	16,527,000	16,527,000
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Stockholder’s Deficit
(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	1,250,000	—	16,527,000	—	58,743	(46,741)	12,002
Capital contribution - stock-based compensation	—	—	—	—	957	—	957
Net loss	—	—	—	—	—	(20,065)	(20,065)
Balance at December 31, 2016	1,250,000	—	16,527,000	—	59,700	(66,806)	(7,106)
Capital contribution - stock-based compensation	—	—	—	—	586	—	586
Capital contribution - therapeutic option right, net of tax	—	—	—	—	1,504	—	1,504
Deemed distribution to Parent - note obligation	—	—	—	—	(61,790)	(4,258)	(66,048)
Net loss	—	—	—	—	—	(4,480)	(4,480)
Balance at December 31, 2017	1,250,000	$—	16,527,000	$—	$—	$(75,544)	$(75,544)
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(4,480)	$(20,065)	$(31,112)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	218	326	416
Stock-based compensation	586	957	1,513
Deferred income taxes	(6,255)	93	93
Tax benefit from therapeutic option right	(996)	—	—
Changes in assets and liabilities
Release (payment) of restricted cash	187	3,813	(4,000)
Prepaid expenses and other current assets	(160)	(7)	(16)
Accounts payable	(2,432)	2,647	(1,373)
Accrued expenses	303	(1,029)	(1,951)
Deferred rent	(6)	(2)	46
Net cash used in operating activities	(13,035)	(13,267)	(36,384)
Cash flows from financing activities
Deferred offering costs	(1,286)	—	—
Related party borrowings	14,321	13,267	36,384
Net cash provided by financing activities	13,035	13,267	36,384
Effect of exchange rates on cash	—	—	—
Change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—
Supplemental disclosure of cash flow information
Noncash financing activities:
Related party receivable	$(72,639)	$—	$—
Note obligation	$138,687	$—	$—
Deemed distribution	$(66,048)	$—	$—
Capital contribution - therapeutic option right, net of tax	$1,504	$—	$—
Deferred offering costs accrued, unpaid	$(839)	$—	$—
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Financial Statements

Note 1.    Organization
Organization and Description of Business
Evolus, Inc. (“Evolus” or the “Company”) is a medical aesthetics company focused on delivering advanced aesthetic procedures and treatments to physicians and consumers. The Company’s focus is on the self-pay aesthetic market and its only product candidate, DWP-450, is an injectable 900 kilodalton botulinum toxin type A complex designed to address the needs of the facial aesthetics market. Evolus was incorporated in Delaware in November 2012. In October 2013, SCH-AEON, LLC (formerly known as Strathspey Crown Holdings, LLC) (“SCH”) acquired all of the Company’s outstanding equity in exchange for 15,000 Class AA units of SCH and 15,000 Class D units of SCH pursuant to a stock purchase agreement (the “Stock Purchase Agreement”). On June 30, 2014, SCH contributed 90% of the Company’s then outstanding equity that it had acquired in October 2013 to ALPHAEON Corporation (“ALPHAEON”). On September 30, 2014, certain former stockholders of the Company (the “Evolus contributors”) exercised a right held with the Class D units to compel SCH to sell the remaining 10% of the outstanding shares of the Company to ALPHAEON in exchange for certain payments required to be made by ALPHAEON. As a result of these transactions, Evolus became a wholly-owned subsidiary of ALPHAEON. The Company is headquartered in Irvine, California.
In January 2018, the Company’s board of directors and its then sole stockholder approved an amendment to the Company’s amended and restated certificate of incorporation to effect a split of shares of the Company’s common stock on a 1.6527-for-1 basis (the “Stock Split”). The Company’s outstanding shares of convertible Series A preferred stock (“Series A preferred stock”), the par value of the common stock, and the authorized shares of the common stock were not adjusted as a result of the Stock Split. All issued and outstanding shares of common stock, stock options, restricted stock units and related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Stock Split for all periods presented. The Stock Split was effected on January 26, 2018.
On February 12, 2018, the Company completed its initial public offering (“IPO”), of 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, at an offering price to the public of $12.00 per share. The Company received net proceeds of approximately $53.3 million after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of Series A preferred stock were automatically converted into 2,065,875 shares of common stock.
In connection with the completion of its IPO, on February 12, 2018, the Company’s amended and restated certificate of incorporation was amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share.

Liquidity and Financial Condition
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. However, the Company has recorded net loss and comprehensive losses of $4.5 million, $20.1 million and $31.1 million for the years ended December 31, 2017, 2016 and 2015. Additionally, the Company used $13.0 million, $13.3 million and $36.4 million in cash for operations in the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company has no cash and cash equivalents and has an accumulated deficit of $75.5 million. Subsequent to December 31, 2017, the Company completed its IPO and received net proceeds of approximately $53.3 million.
In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, management has evaluated whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with

Evolus, Inc.
Notes to Financial Statements

partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs and other operational goals.
Note 2.    Summary of Significant Accounting Policies
Basis of Presentation
For comparative purposes, the Company derived its full year 2017, 2016 and 2015 financial results on a standalone basis from ALPHAEON’s financial statements and accounting records and prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These results reflect amounts attributable to the Company’s business, including the costs ALPHAEON incurred for the development and commercialization of DWP-450 and costs and expenses under the License and Supply Agreement (the “Daewoong Agreement”) entered into with Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”), a South Korean pharmaceutical manufacturer, in October 2013, as further described below in Note 6, Commitments and Contingencies.
ALPHAEON charges the Company external and internal administrative and research and development expenses ALPHAEON incurs on the Company’s behalf. External research and development expenses charged to the Company include costs for contract research organizations (“CROs”), costs to conduct nonclinical and clinical studies on its product, DWP-450, costs to acquire and evaluate clinical study data such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. ALPHAEON charges these costs to the Company at the same costs that ALPHAEON incurs such cost. Internal development expenses include costs for the work that ALPHAEON development employees perform for the Company. ALPHAEON charges the Company a full-time equivalent (“FTE”) rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, depreciation, insurance and property taxes, for those research and development employees who work either directly or indirectly on the development of the Company’s drugs and certain administrative employees. ALPHAEON calculates the facility-related expenses to the Company based on a percentage of aggregate expenses incurred at ALPHAEON. ALPHAEON calculates depreciation expense of property and equipment using the straight-line method over the estimated useful lives of its assets of 3 to 5 years.
The Company has incurred related party borrowings from ALPHAEON for its share of the internal and external expenses for each of these functions based on the Company’s relative use of each function, plus an allocation of facility-related expenses. The Company’s management believes that the allocations and results are reasonable for all periods presented. However, allocations may not be indicative of actual expense Evolus would have incurred had it operated as an independent company for the periods presented.
The Company has calculated its income tax amounts using a separate return methodology and has presented these amounts as if it were a separate taxpayer from ALPHAEON in each jurisdiction for each period the Company presented. Subsequent to the IPO, the Company will prepare a stand-alone tax return. As of December 31, 2017 and 2016, the Company did not have a tax sharing agreement with ALPHAEON.
Acquisition
The accounting for acquisitions requires extensive use of estimates and judgments to measure the fair value of the identifiable tangible and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed. Additionally, the Company must determine whether an acquired entity is considered to be a business or a set of net assets, because the excess of the purchase price over the fair value of net assets acquired can only be recognized as goodwill in a business combination.
Evolus was formed in November 2012 for the purposes of developing a botulinum toxin type A product known as DWP-450 (the “Product”) for distribution and sale. As described in Note 1 under “Description of Business,” in October 2013, in the Stock Purchase Agreement, SCH acquired all of the Company’s outstanding equity in exchange for 15,000 Class AA units of SCH and 15,000 Class D units of SCH, which resulted in SCH obtaining a controlling financial interest in Evolus. Prior to

Evolus, Inc.
Notes to Financial Statements

the transaction with SCH, Evolus had executed a License and Supply Agreement with Daewoong and thereby secured exclusive rights to license and distribute the Product for aesthetic indications in the United States and certain other international markets, as well as non-exclusive rights to distribute in Japan (see Note 5, Related Party Transactions). The acquisition of the Company, which represented a business combination by SCH, was to provide SCH and ALPHAEON access to the license held by Evolus to develop, produce and market clinical neurotoxins.
The Company has elected to apply push-down accounting pursuant to the guidance in ASC 805, Business Combinations. Accordingly, the financial statements reflect the new basis of accounting established by SCH when SCH obtained control of the Company in October 2013. The assets acquired and liabilities assumed in connection with the acquisition were recognized based on their estimated fair values at the acquisition date. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company believes the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.
In connection with the acquisition, SCH and its majority-owned subsidiary, ALPHAEON, were obligated to make certain contingent payments to the Evolus contributors. However, since Evolus did not have an obligation associated with the contingent consideration arrangement, no amounts have been recognized in the financial statements for the contingent consideration arrangement between SCH and ALPHAEON, and the Evolus contributors. As described in Note 5, Related Party Transactions, on December 14, 2017, SCH and ALPHAEON entered into an amendment to the Stock Purchase Agreement (the “Amended Purchase Agreement”), and the Company joined as a contractual party. Pursuant to the Amended Purchase Agreement, ALPHAEON’s existing payment obligations set forth in the Stock Purchase Agreement have been replaced with revised payment obligations, which will be payable directly to the Evolus contributors. As provided in the Amended Purchase Agreement, upon the closing of the IPO on February 12, 2018, ALPHAEON immediately and automatically assigned to the Company its payment obligations under the Amended Purchase Agreement.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Actual results could materially differ from those estimates. The Company’s management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements.
The Company’s management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates.
On an ongoing basis, the Company evaluates the most significant estimates, including those related to the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets, joint and several liability obligations, and royalty obligations, among others. Although the Company bases these estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.
Risk and Uncertainties
The Company has not commenced principal operations in the form of commercialized product sales. The Product requires regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency, and other similar regulatory authorities prior to commercial sales. The Company’s current and any future product candidates may not receive the necessary approvals. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.

Evolus, Inc.
Notes to Financial Statements

The Company is subject to risks common to early stage companies in the pharmaceutical industry including, but not limited to, dependency on the clinical and commercial success of its current and any future product candidates, ability to obtain regulatory approval of its current and any future product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company has determined that it operates in a single operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages operations and reviews the financial information as a single operating segment for purposes of allocating resources and evaluating its financial performance.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value hierarchy defines a three-tiered valuation hierarchy for disclosure of fair value measurement is classified and disclosed by the Company in one of the three categories as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of the asset or liability; and

•
Level 3—Prices or valuation techniques that require inputs that are unobservable that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Restricted Cash
Restricted cash of $0.2 million at December 31, 2016, reserved pursuant to a contractual agreement amending the Evolus contribution agreement, represents cash reserved for DWP-450 development costs and the advancement of the Product through the FDA regulatory approval process and the restriction was released in 2016. There were no similar restricted cash at December 31, 2017.
Deferred Rent
The Company leases its Santa Barbara, California office space under a non-cancelable operating lease. This lease is classified as an operating lease. For a lease that contains rent escalation rent concession provisions, the Company records the total rent expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the anticipated lease term. The Company records the difference between the rent paid and the straight-line rent as deferred rent on the accompanying balance sheets.

Evolus, Inc.
Notes to Financial Statements

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company performs an annual qualitative assessment of its goodwill in the fourth quarter each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, the Company performs a two-step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There has been no impairment of goodwill for any of the periods presented.
Intangible Asset
The intangible asset in the accompanying balance sheets represents IPR&D projects acquired that have not yet been completed. IPR&D assets with indefinite useful lives are not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the IPR&D assets are either amortized over their estimated useful lives or written-off immediately. There has been no impairment of long-lived assets for any periods presented.
Deferred Initial Public Offering Costs
Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO, are capitalized. The deferred offering costs were offset against IPO proceeds upon the closing of the IPO in February 2018. As of December 31, 2017, $2.1 million of deferred offering costs were capitalized in “Other assets” on the accompanying balance sheet. No deferred offering costs were capitalized and deferred as of December 31, 2016.
Joint and Several Liability Assessment
The Company measures obligations resulting from joint and several liability arrangements as the sum of the amount that the Company has (i) agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amounts that the Company expects to pay on behalf of its co-obligors. The determination of the “best estimate” from within the range of amounts that might be paid involves substantial judgment by the Company’s management. These estimates are subject to periodic revisions at each period as the joint and several liability is re-measured.

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include personnel-related costs, costs associated with pre-clinical and clinical development activities, costs associated with and costs for prototype products that are manufactured prior to market approval for that prototype product, internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs, including allocated facility related expenses. During the year ended December 31, 2015, $3.5 million of research and development expenses were reimbursed by Teoxane Laboratories, SA (“Teoxane”), a related party as described in Note 5, Related Party Transactions. There were no reimbursements of research and development expenses during the years ended December 31, 2017 and 2016.
At each financial reporting date, the Company accrues and expenses the estimated costs of clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work

Evolus, Inc.
Notes to Financial Statements

completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates based upon a review of the agreements, data collected by internal and external personnel regarding the progress or stage of completion of trials or services. This progress or stage of completion of trials or services is monitored pursuant to contracts with clinical research organizations and other service providers. The agreed-upon fee to be paid for such services is based upon facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2017.
Stock-Based Compensation
The Company has not granted stock-based compensation awards for any of the periods presented. However, the Company recognizes the fair value of the expense allocated to Evolus for all ALPHAEON stock-based grant arrangements with Evolus employees, including members of ALPHAEON’s board of directors. Compensation cost related to the grant of ALPHAEON awards to the Company’s employees is recognized in the statement of stockholder’s deficit as a capital contribution and in the statement of operations. The Company recorded stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 of $0.6 million, $1.0 million and $1.5 million, respectively.
The ALPHAEON common stock awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. Estimates were used to determine the fair value of these awards, as ALPHAEON common stock is not publicly traded. ALPHAEON common stock awards are subject to specified vesting schedules and requirements. The Company estimated the fair value of each ALPHAEON option on the date of grant using the Black-Scholes model.
Stock-based compensation expense is allocated to the Company over the required service period over which these ALPHAEON common stock awards and options would vest and is based upon the relative percentage of time utilized by ALPHAEON employees on Company matters.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
A valuation allowance is recorded against deferred tax assets, to reduce the net carrying value, by the Company when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions. The Company has not recognized interest or penalties in its statement of operations and comprehensive loss.
Net Loss Per Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of converting preferred stock and stock options outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of shares

Evolus, Inc.
Notes to Financial Statements

of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the years ended December 31, 2017, 2016 and 2015.

Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”), No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit's carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us beginning January 1, 2022 (or January 1, 2020 should the Company cease to be classified as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012). The standard requires prospective application. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its financial statements as well as whether to early adopt the new guidance.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. ASU 2017-01 is effective for us beginning January 1, 2018. Early adoption is permitted for transactions not previously reported in issued financial statements. The Company has not yet determined the effect of the standard on its financial statements and related disclosures.
In August 2016, the FASB issued new guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years. The adoption of the standard will not have a material impact on the Company’s statement of cash flow.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation Topic 718 (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. Upon adoption, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard in the first quarter of 2017. The Company had no excess tax benefits for which a benefit could not previously be recognized as of December 31, 2016. Upon adoption, the balance of the unrecognized excess tax benefits is reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption.
In February 2016, the FASB issued final guidance for lease accounting. The new guidance requires lessees to put most leases on their balance sheet but to recognize expenses on their income statement in a manner similar to current accounting principles. The new guidance also eliminates the current real estate-specific provisions for all entities. The standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is in the process of assessing the impact of the adoption of the standard on the Company’s financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

Evolus, Inc.
Notes to Financial Statements

Note 3. Pro Forma Balance Sheet
On February 12, 2018, the Company completed its IPO of 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, at an offering price to the public of $12.00 per share. The Company received net proceeds of approximately $53.3 million after deducting underwriting discounts, commissions and offering related transaction costs. In connection with the IPO, the Company’s outstanding shares of Series A preferred stock were automatically converted into 2,065,875 shares of common stock.
In connection with the IPO, the Company was released from all Note Obligations and assumed a Contingent Obligation (as defined and discussed below in Note 5, Related Party Transactions). Given the significance of these transactions, the following pro forma balance sheet is presented to give effect to these transactions, as if they were reported as of December 31, 2017.

The following table is presented in thousands:

	As of December 31, 2017
	Actuals	Pro Forma

Balance Sheet Data:
Cash and cash equivalents	$—	$48,293
Restricted cash	—	—
Intangible asset	56,076	56,076
Goodwill	21,208	21,208
Related party receivable	72,639	—
Related party borrowings	72,639	—
Deferred tax liability	14,990	14,990
Note obligation	138,687	—
Contingent obligation	—	39,700
Contingent promissory note obligation	—	16,042
Series A preferred stock	—	—
Common stock	—	—
Additional paid-in capital	—	131,239
Accumulated deficit	(75,543)	(75,543)
Total stockholders’ (deficit) equity	$(75,543)	$55,696

The pro forma column reflects the sale of 5,047,514 shares of the Company’s common stock in the IPO at the price of $12.00 per share and after deducting underwriting discounts and commissions, offering expenses payable by the Company, and the payment by the Company of $5.0 million to ALPHAEON pursuant to a services agreement entered into in January 2018 between the Company and ALPHAEON (the “Services Agreement”) (see Note 5, Related Party Transactions).

The pro forma column further gives effect to the following transaction that were effective as of February 12, 2018:

•	the automatic conversion of all outstanding shares of the Series A preferred stock into 2,065,875 shares of the Company’s common stock upon the completion of the IPO;

•
the termination and release of $138.7 million of the Company’s obligations as a guarantor of ALPHAEON’s convertible promissory notes issued to certain holders and the convertible bridge note issued to Longitude Venture Partners II, L.P., upon the IPO. Concurrent with the completion of the IPO, the Company’s guaranty of the convertible promissory notes and convertible bridge note was terminated in full;

•	the automatic assignment to Evolus by ALPHAEON of the revised payment obligations under the amended purchase agreement, upon the IPO;

Evolus, Inc.
Notes to Financial Statements

•
pursuant to the Amended Purchase Agreement, ALPHAEON agreed to offset and reduce the amount of related party borrowings by the estimated value of the revised payment obligations on a dollar-for-dollar basis. As of February 12, 2018, the value of these obligations was $55.7 million. The $55.7 million estimated value of the revised payment obligations is comprised of (i) $16.0 million, representing the present value of a contingent promissory note obligation of $20.0 million, and (ii) $39.7 million, representing the fair value of the contingent payment obligations, which the Company valued based on an income approach using the discounted cash flow method. The related party borrowings will be reduced by a corresponding $55.7 million;

•	the filing and effectiveness of the Company’s certificate of incorporation immediately prior to the completion of the February 12, 2018 offering; and

•
a further reduction of related party borrowings as a result of (i) the Company’s payment to ALPHAEON of $5.0 million in satisfaction of a portion of the outstanding related party borrowings pursuant to the Services Agreement (see Note 5, Related Party Transactions), that was entered into in January 2018, and (ii) the forgiveness of $16.9 million of related party borrowings by ALPHAEON and the re-characterization of such amounts as a capital contribution of ALPHAEON pursuant to the Services Agreement. The capital contribution increased additional paid-in-capital on a pro-forma as adjusted basis. As a result, as of the completion of the IPO, the Company was no longer indebted to ALPHAEON.

Note 4.    Goodwill and Intangible Asset
Goodwill and intangible assets were established as a result of the application of push-down accounting in connection with the acquisition by SCH in October 2013, as described in Note 2 - Summary of Significant Accounting Policies. The excess of the purchase price of $56.3 million over the fair value of net assets acquired was recognized as goodwill. Goodwill recognized in connection with the acquisition is not deductible for tax purposes. The net assets acquired comprised solely of IPR&D valued at $56.1 million and a deferred tax liability of $20.9 million, which represented the difference between the book and tax basis related to the IPR&D asset. Goodwill of $21.2 million was recognized based on the excess of consideration transferred over the net assets acquired. As of December 31, 2017 and 2016, the carrying value of the IPR&D in the accompanying balance sheets was $56.1 million.
The IPR&D asset related to the development of the Product in clinical trials in the United States as of the acquisition date.
The estimated fair value of the IPR&D asset on the acquisition date was determined using a discounted cash flow model using an income approach (the multiple-period excess earnings method). Significant assumptions used in the valuation included projected future cash flows, projected costs, a weighted average cost of capital and appropriate discount rates.
The IPR&D recognized represents the license and associated distribution rights to develop the Product and the ability to pursue new indications and is subject to the success of clinical studies. As part of the transaction, SCH agreed to pay an aggregate of $13.5 million in additional cash consideration to Daewoong based upon Evolus’ successful completion of certain technical and sales milestones. The fair value of the milestones was recorded by the Company as an element of the acquired IPR&D at the acquisition date.
The IPR&D asset is classified as an indefinite-lived intangible asset until the successful completion and commercialization or abandonment of the associated research and development efforts.
Note 5.    Related Party Transactions
Services with ALPHAEON
Since becoming a wholly-owned subsidiary of ALPHAEON in 2014, the Company has funded its operations primarily through contributions and related party borrowings from ALPHAEON. ALPHAEON has historically provided Evolus certain services, including, without limitation, research and development, general and administrative support services and support services. ALPHAEON has historically allocated a certain percentage of personnel to perform the services that it provides to the Company based on its good faith estimate of the required services. Evolus pays ALPHAEON for these allocated costs, which reflect the ALPHAEON FTE rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing Evolus these services. Evolus historically has not paid a mark-up or profit on the external or internal expenses ALPHAEON allocates to it. All research and development, general and administrative, and other support services expenses shown in the Company’s financial statements for 2017, 2016, and 2015 excluding stock-based compensation which is treated as a capital contribution, were treated as related party borrowings from ALPHAEON.
In January 2018, the Company entered into the Services Agreement, which became effective upon the Company’s IPO. The Services Agreement sets forth certain agreements between ALPHAEON and the Company that governs the respective

Evolus, Inc.
Notes to Financial Statements

responsibilities and obligations between ALPHAEON and the Company as it relates to the services to be performed between them. The Services Agreement has a one year term and thereafter will renew for successive one year terms unless sooner terminated by either party. The Company or ALPHAEON may terminate the Services Agreement upon sixty days’ notice to the other party.
As of December 31, 2017 and 2016, Evolus owed ALPHAEON $72.6 million and $59.8 million, respectively.
The following table summarizes the amounts included in Evolus’ general and administrative expenses as disclosed in the accompanying Statements of Operations and Comprehensive Loss that were generated by transactions with ALPHAEON for the following periods (in thousands):

	Year Ended December 31,
	2017	2016	2015
Compensation & Benefits	$1,174	$2,052	$2,009
Third party service fees	700	3,703	5,492
Stock-based compensation	551	740	1,219
Facility related expenses	1,134	510	852
Other	347	354	727
	$3,906	$7,359	$10,299
Teoxane Agreement
In April 2014, ALPHAEON and Evolus entered into an agreement with Teoxane for the rights of its license, distribution and development of DWP-450 in the European Union. During the year ended December 31, 2015, $3.5 million of Evolus research and development expense was reimbursed by Teoxane. There have been no further reimbursements of research and development expenses through December 31, 2017. Teoxane’s Chief Executive Officer was a member of ALPHAEON’s board of directors from January 2014 through July 2016. As of December 31, 2017, there are no payments anticipated in connection with the Teoxane Agreement.

Evolus Contributors
Certain of the Evolus contributors from whom SCH purchased its equity interests include individuals employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s Chief Operating Officer.

Note Obligation
In 2016, ALPHAEON entered into two separate debt transactions: (i) a convertible note with one of its shareholders, also a related party (the “Bridge Note”) with a principal amount of $2.5 million and (ii) a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) pursuant to which ALPHAEON could issue up to an aggregate of $55.0 million (“Note Facility” and together with the Bridge Note, the “Notes”). As of December 31, 2017 and 2016, the principal drawn on the Notes was $55.5 million and $24.0 million, respectively. The Notes have substantially similar terms and accrue simple interest at a rate of ten percent (10%) per annum, subject to adjustment pursuant to terms of the Notes. The Notes may be paid at a redemption price equal to 2.5 times the face amount of the Note less any prepayment of principal and any principal amount of the Notes that may convert into shares of ALPHAEON on (i) maturity in December 2018, (ii) a required prepayment event, or (iii) prepayment at any time at ALPHAEON’s election. Upon the occurrence of certain corporate events at ALPHAEON, at the election of the holder, the Notes will convert into a variable number of shares of ALPHAEON with an aggregate fair value equaling the principal value of the Notes or such Notes will continue to maturity as unsecured promissory notes with a reduced interest rate.

Evolus, Inc.
Notes to Financial Statements

ALPHAEON’s obligations under the Notes are secured by a first priority lien and security interest in substantially all of ALPHAEON’s assets, including all of the shares of the Company’s capital stock held by ALPHAEON, which as of December 31, 2016 represented all of the Company’s outstanding capital stock, as collateral for the holders of the Notes.
In April 2017, ALPHAEON amended and restated the Purchase Agreement (the “Amended and Restated Secured Note Purchase Agreement”) with the Note holders to amend and restate the terms of the Purchase Agreement and the outstanding Notes and form of Notes to be issued. In addition, the Purchase Agreement was amended and restated to, among other things, set forth the terms for the issuance of up to an additional $30.0 million in principal amount of Notes. Concurrent with the Amended and Restated Secured Note Purchase Agreement, the Company also executed two substantially similar guaranty and security agreements (the “Guaranty Agreements”), with the holders of the Notes. Pursuant to the Guaranty Agreements, the Company absolutely, unconditionally and irrevocably guaranteed, as primary obligor and not merely as surety, the full and punctual payment when due, whether at stated maturity or earlier, by reason of acceleration all the obligations of the Notes. In addition, pursuant to the Guaranty Agreements, the Company agreed to a first priority lien and security interest in and to all its right, title and interest in the assets of the Company. As a result of executing the Guaranty Agreements, there was no requirement that the holders of the Notes first seek payment from ALPHAEON. Instead, they may demand payment from the Company, from ALPHAEON or from both simultaneously.

The Amended and Restated Secured Note Purchase Agreement and Guaranty Agreements stipulate that any payment by the Company under their terms shall result in a dollar-for-dollar offset and reduction in the amount of related party loans owed by the Company to ALPHAEON. The Guaranty Agreements will terminate upon the earlier of (i) the date on which all secured obligations under the Guaranty Agreements have been paid and performed in full and (ii) the date on which the entire outstanding principal amount of the Notes has been either converted into equity or unsecured notes pursuant to the terms of the Notes.

Concurrent with the execution of the Guaranty Agreements with the holders of the Notes in April 2017, the Company jointly and severally agreed to pay the redemption amount of 2.5 times the principal amount of the Notes upon maturity if not paid by ALPHAEON. As a co-obligor to these Notes, the Company applied the accounting guidance provided in ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. This guidance requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount that the entity has (a) agreed to pay on the basis of its arrangement with its co-obligors and (b) any additional amount that the entity expects to pay on behalf of its co-obligors.

The Company initially recorded a liability and corresponding deemed distribution to its parent as a reduction to additional paid-in-capital in equity as of April 2017 to reflect the joint and several liability. These amounts were subsequently adjusted to reflect changes in the Note obligation. As the Company and ALPHAEON had not agreed to what portion of this joint and several liability each would pay, the Company developed a range of amounts that it expected to pay under the Guaranty Agreements and selected the amount from within that range that it determined to be the best estimate, which equaled $138.7 million as of December 31, 2017 (2.5 times the outstanding principal amount of the Notes as of that date), representing the total principal amount due to the Note holders upon redemption of the Notes at maturity. As provided for within the Amended and Restated Secured Note Purchase Agreement and Guaranty Agreements, in conjunction with its recognition of the joint and several liability, the Company also recorded a receivable from ALPHAEON, which equals the current balance of the amounts it owes to ALPHAEON under its related party borrowing arrangements. No amounts were paid under this joint and several liability by the Company in the year ended December 31, 2017. As of December 31, 2017, the liability recorded by the Company to the Note holders pursuant to the above joint and several liability was $138.7 million (2.5 times the outstanding principal amount of the Notes as of that date) and the related party receivable was $72.6 million, representing the amount by which related party borrowings could be reduced pursuant to the terms of the Amended and Restated Secured Convertible Note Purchase Agreement and Guaranty Agreements. The difference between the amount of the joint and several liability and the related party receivable of $66.1 million was recorded as a deemed distribution to ALPHAEON, in stockholder’s deficit as a charge to additional paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit.

Evolus, Inc.
Notes to Financial Statements

On December 14, 2017, the Company and ALPHAEON entered into amendments with the holder of the convertible bridge note, and with the collateral agent for the holders of the convertible promissory notes. Under the terms of the amendment it was agreed that the Company’s guaranty of the Notes and the security interest in the Company’s assets would terminate effective upon the closing of the IPO.
Subsequent to December 31, 2017, ALPHAEON issued an additional $0.8 million of convertible promissory notes, including convertible promissory notes to Murthy Simhambhatla, Ph.D., the Company’s President, Chief Executive Officer and member of the board of directors, in the aggregate principal amount of $56.3 million. As a result of this additional issuance, the total note obligations under all the Notes increased to $140.7 million (2.5 times the total outstanding principal amount of the Notes).
As of February 12, 2018, the Company was released of all guaranty and security obligations under the Guarantee Agreements and the security interest in Evolus’ assets was terminated. See Note 3, Pro Forma Balance Sheet, for the impact of the release upon the IPO.
Payment Obligations Related to the Acquisition by ALPHAEON
In connection with the acquisition by SCH and ALPHAEON, as described in Note 1, Organization and Note 2, Summary of Significant Accounting Policies, the Evolus contributors were issued Class D units of SCH which contained certain rights and privileges that provide the Evolus contributors with a 10% economic interest in Evolus. The original payment obligations included (i) a $10.0 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) perpetual quarterly royalties of a mid-teen percentage of net sales of DWP-450 within the United States and (iii) a high-single digit percentages of net sales of DWP-450 outside of the United States. As these future royalty streams are perpetual, ALPHAEON had the right under the Stock Purchase Agreement to terminate any future payments for a one-time lump sum payment to SCH of $145.0 million.
On December 14, 2017, SCH and ALPHAEON entered into the Amended Purchase Agreement, whereby Evolus also joined as a contractual party. Pursuant to the Amended Purchase Agreement, ALPHAEON’s existing payment obligations were replaced with revised payment obligations, payable directly to the Evolus contributors, to be distributed to them ratably in accordance with their previous respective percentage ownership in Series A preferred stock, and in exchange for the cancellation of the Class D units of SCH. Pursuant to the Amended Purchase Agreement, effective upon the closing of the IPO, ALPHAEON immediately and automatically assigned to Evolus and Evolus immediately and automatically accepted and assumed all of ALPHAEON’s payment obligations under the Stock Purchase Agreement, as amended by the Amended Purchase Agreement.
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 year anniversary of the first commercial sale of DWP-450 in the United States. The revised payment obligations set forth in (iii) and (iv) above will terminate for the quarter following the 10 year anniversary of the first commercial sale of DWP-450 in the United States. As these revised payment obligations are not perpetual, neither Evolus nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. Under the Amended Purchase Agreement, the estimated value of all revised payment obligations and the promissory note owed to the Evolus contributors was $55.7 million as of February 12, 2018. In addition, under the Amended Purchase Agreement, Evolus agreed to make one-time bonuses to certain of its employees aggregating approximately $1.6 million pursuant to the respective terms of their offer letters, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer, which was previously payable out of amounts owed to the contributors under the Stock Purchase Agreement.
Under the terms of the promissory note, ALPHAEON was the borrower prior to the closing of the IPO, and Evolus became the borrower after the closing of the IPO. Under the promissory note, Evolus will pay to J. Christopher Marmo, Ph.D. as the representative of the Evolus contributors, or the holder, $20.0 million representing the aggregate principal amount upon maturity of the promissory note. No interest will accrue on the promissory note. Evolus will have the right to prepay the promissory note, in whole or in part, at any time and from time to time without penalty. Upon an event of default under the

Evolus, Inc.
Notes to Financial Statements

promissory note, all unpaid principal will become immediately due and payable at the option of the holder. An event of default will occur under the terms of the promissory note upon any of the following events: (i) Evolus fails to meet the obligations to make the required payments thereunder, (ii) Evolus makes an assignment for the benefit of creditors, (iii) Evolus commences any bankruptcy proceeding, (iv) Evolus materially breaches the Stock Purchase Agreement or Tax Indemnity Agreement (which is defined below) and such breach is not cured within 30 days, or (v) when ALPHAEON was the borrower, there occurs an event of default under the Notes that is not cured during the applicable cure period or waived by the noteholders, and such noteholders have exercised their rights to foreclose on the collateral securing the Notes under ALPHAEON’s pledge of its assets, as discussed further below. No event of default was triggered or payment by ALPHAEON was made under the promissory note prior to the closing of the IPO.
In addition, upon a change-of-control of Evolus, all unpaid principal will become immediately due and payable. Under the terms of the promissory note, a change-of-control is defined as (i) the sale of all or substantially all of Evolus’ assets, (ii) the exclusive license of DWP-450 or the business related to DWP-450 to a third-party (other than a sublicense under the Daewoong Agreement), or (iii) any merger, consolidation, or acquisition of Evolus, except a merger, consolidation, or acquisition of Evolus in which the holders of capital stock of Evolus immediately prior to such merger, consolidation, or acquisition hold at least 50% of the voting power of the capital stock of Evolus or the surviving entity. Notwithstanding the foregoing, the promissory note expressly provides that neither the IPO or any merger with or acquisition by ALPHAEON or any of its subsidiaries or affiliates constitutes a change-of-control.
Further, under the Amended Purchase Agreement, Evolus, ALPHAEON and SCH agreed to terminate the non-competition provision set forth in the contribution agreement, pursuant to which the Evolus contributors were prohibited, subject to limited exceptions, for a period of 5 years, from engaging in any business relating to the development, license, commercialization of, or performing any services or supervisory functions for persons or entities engaged in any business related to, a neurotoxin or neuromodulator.
Upon completion of the IPO, Evolus assumed and agreed to pay the revised payment obligations under the Amended Purchase Agreement. At the closing of the IPO, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations Evolus assumed from ALPHAEON, the estimated value of which, as of February 12, 2018, was $55.7 million. See Note 3, Pro Forma Balance Sheet, for the impact of obligations assumed upon the IPO.
In connection with the Amended Purchase Agreement, Evolus entered into a tax indemnity agreement with the Evolus contributors (“Tax Indemnity Agreement”) pursuant to which, effective upon Evolus’ assumption of the revised payment obligations under the Amended Purchase Agreement, which occurred upon the completion of the IPO, Evolus was obligated to indemnify the Evolus contributors for any tax liability resulting from such assignment of the revised payment obligations from ALPHAEON to Evolus. Under the Stock Purchase Agreement, the payment obligations are contingent and are thus eligible for installment sale reporting under Section 453 of the Internal Revenue Code of 1986, as amended. The entry into the Amended Purchase Agreement would cause the Evolus contributors to be treated for U.S. federal income tax purposes as receiving a distribution from SCH of the right to receive the contingent payments in a transaction in which no gain or loss is recognized such that the Evolus contributors may continue installment sale reporting with respect to the revised payment obligations to the same extent that installment sale reporting was available to SCH with respect to the original payment obligations prior to the execution of the Amended Purchase Agreement. Under the Tax Indemnity Agreement, Evolus was obligated to indemnify the Evolus contributors for any taxes or penalties required to be paid by the Evolus contributors in the event the U.S. Internal Revenue Service or other taxing authority were to determine that Evolus’ assumption of the revised payment obligations under the Amended Purchase Agreement rendered continued installment sale reporting unavailable to the Evolus contributors. Any taxes or penalties paid by us on behalf of the Evolus contributors under the Tax Indemnity Agreement will be offset dollar-for-dollar against the promissory note and future royalties that will be payable to the Evolus contributors under the Amended Purchase Agreement.

Evolus, Inc.
Notes to Financial Statements

Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the ”Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply DWP-450 to Clarion in Canada, if approved.  Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON owes the equity holders of Clarion an unwinding fee of $9.6 million (the “Unwinding Fee”). The Company agreed in the Distribution Agreement with Clarion that the Unwinding Fee will be reduced, on a dollar-for-dollar basis pursuant to the terms of the Distribution Agreement. The Distribution Agreement sets forth that a portion of the proceeds received from each unit of DWP-450 purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee ALPHAEON owes. In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion.

Under the Distribution Agreement, if the Company does not receive approval from Health Canada to promote and sell DWP-450 in Canada prior to October 31, 2018, the Company will pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018, which damages will not reduce the Unwinding Fee.The Company does not consider this an existing obligation to record as a liability as of December 31, 2017 or until the measurement date of October 31, 2018.

Therapeutic Option Letter Agreement

On December 18, 2017, the Company entered into a therapeutic option letter agreement with ALPHAEON relating to certain rights to the therapeutic indications of DWP-450 under the Daewoong Agreement. The Company may exercise the therapeutic option upon thirty days’ notice to Daewoong. The therapeutic option expires December 31, 2018. The Company recorded this transaction as a reduction in the related party borrowings and a non-cash capital contribution from ALPHAEON, in stockholders deficit of additional paid-in capital.

Note 6.    Commitments and Contingencies
Operating Lease
The Company leases its Santa Barbara, California offices under an operating lease. The office lease is with a third-party vendor under a non-cancelable operating lease. The office lease include rent escalation clauses which are recorded on straight-line basis with the difference between the rent expense accounted for over the term of the lease and actual amounts paid. Total rental expense, including allocated lease expense from ALPHAEON for the Irvine, California office, for the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.2 million and $0.2 million, respectively.
Future minimum payments under the operating lease agreement with non-cancelable terms greater than one year are as follows (in thousands):

Year Ending December 31,
2018	$170
2019	175
2020	74
$419
FDA Milestone Payments

Evolus, Inc.
Notes to Financial Statements

In connection with the Daewoong Agreement, as described in detail below, the Company is obligated to make future milestone payments for certain confidential development and commercial milestones associated with the Product.
License and Supply Agreement
In October 2013, Evolus entered into the Daewoong Agreement with Daewoong. Pursuant to the Daewoong Agreement, the Company has an exclusive distribution license to the Product from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Company also has an option to exercise a similar license in these territories for therapeutic indications by the end of 2018, of which it has assigned to ALPHAEON. The Product will be manufactured by Daewoong in a recently constructed facility in South Korea that is designed with the intention of complying with FDA and the European Medicines Agency’s current Good Manufacturing Practice requirements. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than the Product) in a territory covered by the Daewoong Agreement.
The Daewoong Agreement also includes certain minimum annual purchases the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
Legal Proceedings
The Company, from time to time, is involved in various litigation matters or regulatory encounters arising in the ordinary course of business that could result in unasserted or asserted claims or litigation. The Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its accompanying financial position, results of operations or cash flows.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2017 and 2016.
Medytox Litigation
The Company, ALPHAEON, SCH and Daewoong are defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain and that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture the Product. The Company intends to vigorously defend Medytox’s claims. Given the early stage in the Medytox litigation, the Company is unable to determine the likelihood of success of Medytox’s claims against the Company, and an estimate of the possible loss or range of loss cannot be made. While the Company is entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient.
Indemnification
In accordance with the Company’s amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover amounts paid for future claims.

Evolus, Inc.
Notes to Financial Statements

Citizen Petition
In December 2017, Medytox filed a Citizen Petition (the “Citizen Petition”) with the FDA. The Citizen Petition seeks to delay approval of the Biologics License Application submitted by the Company to the FDA in May 2017 for DWP-450 until the FDA determines the identity and source of the botulinum strain for DWP-450 and validates the integrity of the data and information in the Biologics License Application. Medytox further requests that the FDA require the source and identity information in the Biologics License Application to include a single nucleotide polymorphism analysis of the whole genome sequence of the botulinum strain for DWP-450.
Note 7.    Income Taxes
The Company’s loss before income taxes generated from its operations were (in thousands):

	Year Ended December 31,
	2017	2016
Loss before income taxes:
United States	$(11,731)	$(19,972)
Total loss before taxes	$(11,731)	$(19,972)
The current and deferred expense for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current provision:
Federal	$(775)	$—
State	(221)	—
Total current benefit	(996)	—
Deferred (benefit) provision:
Federal	(6,276)	72
State	21	21
Total deferred (benefit) provision	(6,255)	93
Total (benefit) provision for income taxes	$(7,251)	$93
As of December 31, 2017 and 2016, the Company has federal and state net operating loss (“NOL”) carryforwards of $72.6 million and $63.7 million, respectively, which will begin to expire in year 2034. NOL carryforwards generated by the Company have been included in the consolidated and unitary income tax returns of ALPHAEON. As of December 31, 2017 and 2016, the Company has federal research and development (“R&D”) credit carryforwards of $1.0 million and $0.9 million, respectively, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $1.1 million and $0.9 million, respectively, which has an indefinite carryforward period. Deferred tax assets in the accompanying financial statements are presented as if the Company filed separate income tax returns although there was no tax sharing arrangement in place during the periods presented in the accompanying financial statements. Accordingly, the NOL and credit carryforwards allocable to the Company based on ALPHAEON’s consolidated and unitary income tax returns may ultimately differ from those presented in the financial statements on a separate return methodology.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the

Evolus, Inc.
Notes to Financial Statements

Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and R&D credit carryforwards before utilization and may be substantial. As of December 31, 2017, the Company has not determined if an ownership change has occurred which would limit the Company’s utilization of its NOL carryovers and R&D credit carryforwards.
The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred income tax assets
Net operating losses	$21,657	$27,291
Stock compensation	292	593
Research and development credit carryforwards	2,109	1,812
Deferred rent	11	19
Intangible asset	3	5
Valuation allowance	(24,072)	(29,720)
Total deferred income tax assets	—	—
Deferred income tax liabilities:
Intangible amortization	(14,990)	(21,245)
Total deferred income tax liabilities	(14,990)	(21,245)
Net deferred income taxes	$(14,990)	$(21,245)
The Company recorded deferred tax assets of $24.1 million and $29.7 million as of December 31, 2017 and 2016, respectively, which have been fully offset by a valuation allowance. The valuation allowance decreased by $5.6 million during 2017 driven by the decrease in tax rate due to tax reform legislation.
A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Income tax at statutory rate	$(3,988)	$(6,790)
State income taxes, net of Federal benefit	(132)	14
Research and development tax credit	(145)	(270)
Change in Federal tax rate due to tax reform	3,221	—
Stock compensation	338	429
Meals and entertainment	3	2
Valuation allowance	(6,548)	6,708
Income tax (benefit) provision	$(7,251)	$93

Evolus, Inc.
Notes to Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2017	2016
Beginning balance	$1,812	$1,257
Increases to current year tax positions	297	555
Ending balance	$2,109	$1,812
The Company believes that its tax positions meet the more-likely-than-not standard required under the recognition phase of the authoritative guidance. However, the Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $0.0 million. Additional amounts in the summary rollforward could impact the Company’s effective tax rate if it did not maintain a full valuation allowance on its net deferred tax assets. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2017 and 2016. The Company’s tax returns for all years since inception are open for audit.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018. The Company has calculated its best estimate of the impact of the TCJA in its 2017 income tax provision in accordance with its understanding of the TCJA and guidance available as of the date of this filing.

In addition, the SEC Staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The Company’s accounting for the following elements of the TCJA is incomplete, but the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. The provisional amounts described below are subject to revisions as the Company completes its analysis of the TCJA, collection of any additional data, and interpretation of any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, FASB, and other standard-setting and regulatory bodies. The Company’s accounting for the tax effects of the TCJA will be completed during the one-year measurement period.

For certain of its deferred tax assets and deferred tax liabilities, the Company has recorded a provisional decrease in net deferred tax assets of $3.2 million, with a corresponding decrease in the valuation allowance of $9.6 million, and a reduction in the net deferred tax liability and a benefit to income tax expense of $6.3 million for the year ended December 31, 2017. This provisional estimate may be affected by other analysis related to the TCJA, including, but not limited to, adjustments made to estimates of 2017 federal temporary differences and state tax conformity with respect to federal tax provisions.

Evolus, Inc.
Notes to Financial Statements

Note 8.    Stockholder’s Deficit
Convertible Series A Preferred Stock
At December 31, 2017 and 2016, the Company had 2,500,000 shares of Series A preferred stock authorized, of which 1,250,000 were issued or outstanding.
ALPHEAON, as the sole holder of Series A preferred stock, had the following rights and preferences for all periods presented:
Dividends. The holder of Series A preferred stock was entitled to receive dividends out of any assets legally available only when, as, and if declared by the Company’s board of directors, prior to and in preference to any declaration or payment of any dividend on the common stock. Such dividends were noncumulative. The dividend rate for the Series A preferred stock per share per annum was $0.032. The Company’s board of directors did not declared any dividends.

Conversion. Each share of Series A preferred stock was convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder, into fully paid and nonassessable shares of the Company’s common stock. Conversion of all shares of Series A preferred stock was automatic upon (i) the closing of a public offering of common stock with gross cash proceeds of at least $15.0 million; or (ii) affirmative election of at least a majority of the shares of preferred stock outstanding.
The number of shares of common stock to which a preferred stockholder was entitled was the product obtained by multiplying the Series A preferred stock conversion rate by the number of shares of preferred stock being converted, subject to adjustments as provided in the amended and restated certificate of incorporation. As of December 31, 2017, all shares of Series A preferred stock were convertible into 2,065,875 shares of common stock.
The Series A preferred stock conversion rates were subject to adjustment in accordance with the amended and restated certificate of incorporation. Adjustments include any future stock splits or stock combinations, reclassifications or exchanges of similar shares, or upon a reorganization, merger or consolidation of the Company. In addition, the Series A preferred stock was subject to adjustment upon a future equity issuance at a price per share below the stated conversion price for the Series A preferred stock, subject to certain exceptions in the amended and restated certificate of incorporation.
Redemption. The Series A preferred stock was not mandatorily redeemable, as it did not have a set redemption date or a date after which the shares may be redeemed by the holders of the Series A preferred stock. The Company has classified the Series A preferred stock as permanent equity on the balance sheet as the conditions to their redemption were entirely within control of the Company. The Series A preferred stock shares were only redeemable after the occurrence of certain deemed liquidation events, including a liquidation of the Company, the sale, license or transfer of substantially all of the assets of the Company or certain mergers of the Company, and each of these events are entirely within the control of the Company.

Voting and protective provisions. The holder of Series A preferred stock was entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock was convertible as of the record date for the vote and voted together as one class with the common stock.
As long as any shares of Series A preferred stock remained outstanding, the holder of convertible Series A preferred stock and the holders of common stock, voting together as a single class, were allowed to elect seven directors of the Company.
As long as any shares of Series A preferred stock were outstanding, the Company was required to obtain approval by a majority of the holders of the Series A preferred stock prior to such actions as a liquidation event, amendment to the underlying certificate of incorporation, declaration of a dividend, issuance of any equity security with preference above or parity to the existing preferred stock and other matters.
Liquidation preferences. In the event of a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily, and upon certain other defined events, the holder of convertible Series A preferred stock was also entitled to receive a liquidation preference in amounts per share equal to the original issue price plus the amount of any declared and

Evolus, Inc.
Notes to Financial Statements

unpaid dividends on such shares of Series A preferred stock. Liquidation preferences were to be made in preference to any payments to the holders of common stock. If the funds or assets from the liquidation event were insufficient to pay the holder of Series A preferred stock its full liquidation preference, then all the funds or assets would be distributed to the holder of Series A preferred stock, or among the holders of Series A preferred stock on a pro rata, pari passu basis, according to the liquidation preference, if there was more than one holder of Series A preferred stock. If there were funds remaining after the payment of the liquidation preference to the holder or holders of the Series A preferred stock, as the case may be, then all remaining funds would have been distributed to the holders of the common stock, pro rata based on the number of shares held by each such holder.
Common Stock
At December 31, 2017 and 2016, the Company had 20,000,000 shares of common stock authorized, of which 16,527,000 were issued or outstanding.
Stock-Based Compensation Allocated to the Company
The Company has not granted stock-based compensation for the periods presented. However, the Company recognizes the fair value of the expense allocated to Evolus for all ALPHAEON stock-based grant arrangements with Evolus employees, including members of ALPHAEON’s board of directors.
The following table summarizes stock-based compensation expense (in thousands) which was allocated to Evolus by ALPHAEON:

	Year Ended December 31,
	2017	2016	2015
General and administrative	$551	$740	$1,219
Research and development	35	217	294
	$586	$957	$1,513
Deemed Distribution
On April 19, 2017, as a result of the Guaranty Agreement described in Note 5, Related Party Transactions, the Company recorded a non-cash deemed distribution to ALPHAEON.  As of December 31, 2017, the difference between the amount of the joint and several liability and the related party receivable of $66.1 million was recorded as a deemed distribution to ALPHAEON, in stockholder’s deficit as a charge to additional paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit. As ALPHAEON was the sole stockholder of the Company, there were no earnings per share adjustments considered necessary.
2017 Omnibus Incentive Plan
On November 21, 2017, the board of directors and the sole stockholder of the Company approved the Company’s 2017 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of our common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors).
On January 6, 2018, pursuant to the Plan, the Company granted to certain of its employees and non-employee directors 1,754,242 options to purchase shares of its common stock with an exercise price of $9.98 per share.

Evolus, Inc.
Notes to Financial Statements

In addition, on January 6, 2018, pursuant to the Plan, the Company granted restricted stock units for 230,516 shares of its common stock with a per share fair value of $9.98.
On February 19, 2018, the Company granted to certain of its employees 102,835 options to purchase shares of its common stock with an exercise price of $11.70 per share.
Note 9. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial information from the years ended December 31, 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. The following amounts are in thousands, except per share amounts:

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017
Net income (loss) and comprehensive income (loss)	$4,448	$(2,634)	$(2,316)	$(3,978)
Net income (loss) per share, basic(1)	$0.25	$(0.16)	$(0.14)	$(0.24)
Weighted-average shares used to compute basic net income (loss) per share	16,527,000	16,527,000	16,527,000	16,527,000
Net income (loss) per share, diluted (1)(2)	$0.24	$(0.16)	$(0.14)	$(0.24)
Weighted-average shares used to compute diluted net income (loss) per share (2)	18,592,875	16,527,000	16,527,000	16,527,000

	2016
Net loss and comprehensive loss	$(3,742)	$(4,160)	$(6,244)	$(5,918)
Net loss per share, basic and diluted (1)	$(0.23)	$(0.25)	$(0.38)	$(0.36)
Weighted-average shares used to compute basic and diluted net loss per share	16,527,000	16,527,000	16,527,000	16,527,000

(1)	For the quarter ended December 31, 2017, net income allocable to holders of common stock was $4.1 million for purposes of calculating basic net income per share.

(2)
For purposes of calculating diluted net income per share for the quarter ended December 31, 2017, common stock assumes the conversion of the Series A preferred stock into 2,065,875 shares of common stock.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our management, with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information.
None.

Item 10.     Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth certain information regarding our current executive officers and directors, including their ages, as of March 23, 2018:

Name	Age	Position(s)
Executive Officers and Directors
Murthy Simhambhatla, Ph.D.	52	President, Chief Executive Officer and Director
J. Christopher Marmo, Ph.D.	49	Chief Operating Officer
Rui Avelar, M.D.	56	Chief Medical Officer
Non-Employee Directors
Vikram Malik	55	Chairman of the Board of Directors
Simone Blank	55	Director
Bosun Hau	39	Director
Kristine Romine, M.D.	53	Director
Robert Hayman	59	Director
David Gill	63	Director
Executive Officers and Directors
Murthy Simhambhatla, Ph.D., has served as our President, Chief Executive Officer and as a member of our board of directors, since November 2016. From August 2016 to February 2018, he served as President and Chief Executive Officer of ALPHAEON. From January 2016 to August 2016, he was a Senior Partner with SCH, a growth equity firm focused on self-pay healthcare companies and a majority owner of ALPHAEON. From July 2015 to December 2015, Mr. Simhambhatla served as an advisor to various healthcare related firms. From January 2013 to June 2015, he was the President, Abbott Medical Optics and Senior Vice President, Abbott Laboratories, or Abbott, and from April 2006 to January 2013, he held a variety of leadership roles in Abbott’s diagnostics and stent businesses. Mr. Simhambhatla joined Abbott in 2006 through the acquisition of Guidant Corporation’s vascular business. He holds a B.Tech. degree in chemical engineering from Anna University in India and an M.S. and Ph.D. in polymer engineering from the University of Akron. We believe Mr. Simhambhatla’s extensive experience in the healthcare industry qualifies him to serve on our board of directors.
J. Christopher Marmo, Ph.D., has served as our Chief Operating Officer since November 2016. He has also served as the President, Beauty of ALPHAEON, a position he has held since April 2014. From November 2012 to August 2016, Mr. Marmo was our Chief Executive Officer. From December 2007 to November 2012, Mr. Marmo was the Senior Vice President of Research and Development at Allergan. Mr. Marmo holds a B.S. in chemistry from Union College and a Ph.D. in chemistry from the University of Florida.
Rui Avelar, M.D., has served as our Chief Medical Officer, and as the Chief Medical Officer of ALPHAEON, since January 2014. From March 2011 to December 2013, he served as Chief Medical Officer of Allergan Medical, where he was responsible for clinical development, clinical operations, safety, medical writing, biostatistics and regulatory matters. Dr. Avelar holds a M.D. from the University of Toronto and has received training accreditation in Sports Medicine from the Canadian Academy of Sports Medicine.
Non-Employee Directors
Vikram Malik, has served as a member and the Chairman of our board of directors since January 2018. Mr. Malik has served as a member of ALPHAEON’s board of directors since April 2014. Since May 2013, Mr. Malik has served as the Managing Partner of SCH. From August 2011 to May 2013, Mr. Malik served as Vice Chairman Investment Banking for Deutsche Bank Securities, Inc. From November 2010 to August 2011, Mr. Malik served as a Managing Director in the Healthcare Corporate and Investment Banking Group of Merrill Lynch, Pierce, Fenner & Smith Incorporated. From June 2000 to November 2010, Mr. Malik served as the Managing Director of Banc of America Securities, LLC. Mr. Malik received a B.A. in Economics from Delhi University and an M.B.A. from Boston University Graduate School of Management. We believe Mr. Malik’s extensive experience in the investment banking and financial services industry, as well as his role at SCH, qualifies him to serve on our board of directors.

Simone Blank, has served as a member of our board of directors since January 2018. Ms. Blank has served as the chairman of the board of directors of ALPHAEON since July 2016. Ms. Blank is also the co-owner of Dental Innovations BVBA, the collateral agent for the holders of the convertible promissory notes issued by ALPHAEON. Since 2013, Ms. Blank has served as a member of the board of directors of several private healthcare companies. From May 2006 to October 2013, Ms. Blank served as a member of the board of directors of Sirona Dental Systems Inc., or Sirona, a dental technology manufacturer previously listed on Nasdaq. From July 1999 to October 2013, Ms. Blank served as Executive Vice President and Chief Financial Officer of Sirona. Prior to July 1999, Ms. Blank was an engagement manager in the merger and acquisition transaction group of PricewaterhouseCoopers after having gained global financial experience as a certified public accountant and tax advisor. Ms. Blank received a M.Sc. in Economics from the University of Duisburg, Germany. We believe Ms. Blank’s extensive business and leadership experience qualifies her to serve on our board of directors.

Bosun Hau, has served as a member of our board of directors since January 2018. Mr. Hau has served as a member of ALPHAEON’s board of directors since May 2016. Since February 2018, Mr. Hau has served as a director of Cellular Biomedicine Group, Inc. Since October 2015, Mr. Hau has served as a Managing Director and Partner of Sailing Capital. From August 2009 to October 2015, Mr. Hau served as a Partner of MVM Life Science Partners LLP. From July 2004 to August 2007, Mr. Hau served as an equity research analyst covering the medical device and pharmaceutical industries for JP Morgan Securities, Inc. and Prudential Securities, Inc. Since 2009, Mr. Hau has served as a member of the board of directors of several private biotechnology, specialty pharmaceutical and medical device companies. Mr. Hau received a B.S. in Molecular and Cellular Biology, a B.S.H.S. in Physiological Sciences and a B.A. in Psychology from the University of Arizona, an M.Sc. in Biotechnology from Johns Hopkins University and an M.B.A in Finance and Health Management from the Wharton School at the University of Pennsylvania. We believe Mr. Hau’s extensive experience in the venture capital, private equity and financial services industries qualifies him to serve on our board of directors.

Kristine Romine, M.D., has served as a member of our board of directors since January 2018. From April 2017 to February 2018, Dr. Romine served as a member of ALPHAEON’s board of directors. In July 2003, Dr. Romine founded and has since served as the Chief Executive Officer of Camelback Dermatology & Skin Surgery in Phoenix, Arizona. Dr. Romine holds a B.S. degree in Biology from the University of Arizona and a M.D. from the Medical College of Wisconsin. We believe Dr. Romine’s extensive experience in the dermatology industry qualifies her to serve on our board of directors.

Robert Hayman, has served as a member of our board of directors since January 2018. From April 2014 to February 2018, Mr. Hayman served as a member of ALPHAEON’s board of directors. Since 2011, Mr. Hayman has served as the owner and Chief Executive Officer of Hayman Properties, a real estate investment and development business. Since 2015, Mr. Hayman has served as Principal and Chief Executive Officer of Perimetrics, LLC, a dental diagnostic service company. Since April 2008, Mr. Hayman served as Principal at Common Sense Concepts, LLC, a dental device development company. From 1993 to February 2008, Mr. Hayman served as the co-founder, Chief Executive Officer and Chairman of Discus Dental, Inc. Mr. Hayman attended the masters degree program in Psychology at Pepperdine University, and received a B.S. in Business Administration from Boston University. We believe Mr. Hayman’s extensive business and leadership experience qualifies him to serve on our board of directors.

David Gill, has served as a member of our board of directors since February 2018. Mr. Gill has served as a member of the board of directors and audit committee chairman of Y-mAbs Therapeutics, Inc. since December 2017. Mr. Gill has served as a member of the board of directors and audit committee chairman of Histogenics Corporation since 2015. Since 2012, Mr. Gill has also served as a member of the board of directors and audit committee chairman of Melinta Therapeutics (formerly known as Cempra, Inc.). From May to November 2015, Mr. Gill served as the President and Chief Financial Officer of EndoChoice, Inc., a medical device company focused on gastrointestinal disease. Mr. Gill joined EndoChoice, Inc. as Chief Financial Officer in August 2013 and was subsequently appointed President in 2015. From February 2011 to August 2013, he served as the Chief Financial Officer of INC Research, a clinical research organization. Mr. Gill holds a B.S. degree in Accounting from Wake Forest University and an M.B.A. degree from Emory University, and was formerly a certified public accountant. We believe that Mr. Gill’s extensive experience as an executive in the biotechnology industry and his prior service as a senior-level executive in mature biotechnology companies qualifies him to serve on our board of directors.

Family Relationships
There are no family relationships among any of our directors or executive officers.

Board Composition
Our business and affairs are organized under the direction of our board of directors, which currently consists of seven directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis.
Our certificate of incorporation divides our board of directors into three classes, with staggered three-year terms, as follows:

•	Class I, which will consist of David Gill and Robert Hayman, whose terms will expire at our annual meeting of stockholders to be held in 2019;

•	Class II, which will consist of Simone Blank and Bosun Hau, and whose terms will expire at our annual meeting of stockholders to be held in 2020; and

•	Class III, which will consist of Murthy Simhambhatla, Ph.D., Vikram Malik and Kristine Romine, M.D., and whose terms will expire at our annual meeting of stockholders to be held in 2021.
At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized number of directors may be changed only by resolution of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management. From and after the date on which ALPHAEON no longer beneficially owns a majority of the voting power of all of the then-outstanding shares of our capital stock, our directors may only be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock.
Board Committees
Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee.
Each committee operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at www.evolus.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.
Audit Committee
Our audit committee consists of David Gill, Bosun Hau and Robert Hayman. Mr. Gill is the chair of the audit committee. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

•
evaluating the performance, independence and qualifications of our independent registered public accounting firm and determining whether to retain our existing independent registered public accounting firm or engage a new independent registered public accounting firm;

•	reviewing and approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;

•
reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent registered public accounting firm and management;

•
reviewing with our independent registered public accounting firm and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing and approving related party transactions;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

•	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.
Our board of directors has determined that Mr. Gill qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, our board of directors has considered Mr. Gill’s extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.
Code of Conduct
Our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting, which is available on our website, which is located at www.evolus.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC. Our directors, executive officers and beneficial owners of more than 10% of our common stock did not become subject to such Section 16(a) reporting requirements until February 7, 2018, after the completion of our fiscal year ended December 31, 2017.

Item 11.     Executive Compensation.
Our named executive officers, which consist of our principal executive officer and our two other most highly compensated officers for the year ended December 31, 2017, are:

•	Murthy Simhambhatla, Ph.D., our President and Chief Executive Officer;

•	J. Christopher Marmo, Ph.D., our Chief Operating Officer; and

•	Rui Avelar, M.D., our Chief Medical Officer.
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future differ materially from the currently planned programs summarized in this discussion.
As noted above, we are an “emerging growth company,” as that term is used in the JOBS Act, and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.
Summary Compensation Table
The following table sets forth total compensation paid to our named executive officers for the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards		Total
Murthy Simhambhatla, Ph.D.	2017	$500,000	(1)	$—	$—		$—	(2)	$500,000
President and Chief Executive Officer	2016	$169,231	(1)	$—	$—		$—		$169,231
J. Christopher Marmo, Ph.D.	2017	$407,550	(3)	$—	$—		$—	(2)	$407,550
Chief Operating Officer(4)	2016	$407,550	(3)	$152,831	$—		$—		$560,381
Rui Avelar, M.D.	2017	$325,000	(3)	$—	$40,000	(5)	$—	(2)	$365,000
Chief Medical Officer	2016	$325,000	(3)	$81,250	$—		$—		$406,250
_____________

(1)
The amounts reported represent the full amounts paid to Mr. Simhambhatla by ALPHAEON. During 2016 and 2017, Mr. Simhambhatla split his time between ALPHAEON and our company. Upon the consummation of our initial public offering, Mr. Simhambhatla stepped down as a director of ALPHAEON, ended his employment relationship with ALPHAEON and became our full-time employee.

(2)
Messrs. Simhambhatla and Marmo and Dr. Avelar were granted 5,166,269, 156,192, and 402,716, respectively, options to purchase common stock of ALPHAEON in 2017, in each case for an exercise price of $1.00 per share. All of these options had an aggregate grant date fair value of less than $1.00 computed in accordance with FASB ASC Topic 718, so we have not reflected any amounts in the table.

(3)	The amounts reported represent the amounts paid to Mr. Marmo and Dr. Avelar by ALPHAEON. In 2016 and 2017, each of Mr. Marmo and Dr. Avelar spent near 100% of their working time at our company.

(4)	Mr. Marmo served as our Chief Executive Officer until November 2016. Mr. Simhambhatla was appointed our President and Chief Executive Officer in November 2016.

(5)
Dr. Avelar was granted 1,000,000 restricted shares of common stock of ALPHAEON on June 21, 2017, in connection with his services to our company and ALPHAEON. The aggregate grant date fair value of those restricted shares, computed in accordance with FASB ASC Topic 718, was $40,000, and we have chosen to reflect that full amount in the table. The restricted shares are scheduled to vest in full on October 2, 2018. All of these restricted shares remained outstanding as of December 31, 2017.

Annual Base Salary
The annual base salaries of our named executive officers will generally be determined and approved at the beginning of each year, or, if later, in connection with the commencement of employment of the executive, by our board of directors or our compensation committee. The table below sets forth the base salary for each of our executive officers for 2018.

Name	2018 Base Salary
Murthy Simhambhatla, Ph.D.	$500,000
J. Christopher Marmo, Ph.D.	$407,550
Rui Avelar, M.D.	$325,000
Bonus Compensation
We do not currently have an established plan or policy with regard to bonuses for our executive officers (other than references in employment agreements to eligibility to participate in discretionary bonus plan). From time to time, our board of directors or compensation committee may approve bonuses for our named executive officers based on individual performance, company performance and key performance indicators or as otherwise determined appropriate in their sole discretion. In 2016, ALPHAEON’s board of directors determined that Mr. Marmo and Dr. Avelar should receive discretionary retention bonuses of $152,831 and $81,250 (representing 37.5% and 25% of their base salaries, respectively) based on the board’s qualitative assessment of our and our officers’ performance, which bonuses were paid to Mr. Marmo and Dr. Avelar in 2016. No bonuses were paid to our named executive officers in 2017. In addition, pursuant to the terms of his offer letter with SCH and the transfer letter, which is defined below, Dr. Avelar is entitled to receive a one-time bonus of $700,000 upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our interests and the interests of our current and future stockholders with those of our employees and consultants, including our named executive officers. Our board of directors is responsible for approving equity grants.
We may grant equity awards at such times as our board of directors determines appropriate. We will grant all equity compensation awards pursuant to the 2017 plan. The terms of the 2017 plan are described below under “—Equity Compensation Plan.”
Agreements with Our Named Executive Officers
Below is a description of our employment agreement with Mr. Simhambhatla and our transfer letter with Dr. Avelar. As of the date hereof, each of our named executive officers’ employment is “at will” and may be terminated at any time, subject to the severance benefits to which Mr. Simhambhatla may be eligible for as further described below. Presently, Mr. Marmo has an employment agreement with ALPHAEON (which was previously assigned to ALPHAEON by SCH), which governs the terms and conditions of his employment with ALPHAEON, including his right to receive severance equal to six months of continued base salary upon his termination. We reimburse ALPHAEON for amounts due to Mr. Marmo under such agreement as he acts as our full-time employee.
Employment Agreement with Mr. Simhambhatla
We entered into an employment agreement with Mr. Simhambhatla in January 2018, or the Simhambhatla employment agreement, under which Mr. Simhambhatla serves as our President and Chief Executive Officer. The Simhambhatla employment agreement provides that Mr. Simhambhatla is an at-will employee, sets forth his initial annual base salary of $500,000, and his eligibility to participate in our employee benefit plans and programs, as in effect from time to time. Under the Simhambhatla employment agreement, Mr. Simhambhatla is entitled to participate in our annual discretionary incentive plan, under which Mr. Simhambhatla may receive an annual incentive bonus of up to 100% of his annual base salary, subject to achievement of key performance indicators, as determined by our board of directors in its sole discretion.
Further, under the Simhambhatla employment agreement, if we terminate Mr. Simhambhatla’s employment without “cause” (as defined in the Simhambhatla employment agreement), Mr. Simhambhatla will be eligible to receive severance equal to 12 months of continued base salary. All severance payments and benefits are conditioned upon the execution by Mr. Simhambhatla of a general release of claims in favor of our company.
Transfer Letter with Dr. Avelar
We entered into a transfer letter with Dr. Avelar in January 2018, or the transfer letter. Pursuant to the transfer letter, upon completion of our initial public offering, Dr. Avelar’s employment with ALPHAEON was transferred to us and he currently serves as our Chief Medical Officer. The transfer letter sets forth Dr. Avelar’s annual salary of $325,000, his eligibility to participate in our employee benefit plans and programs, as in effect from time to time, and his eligibility to participate in our annual discretionary incentive plan, under which Dr. Avelar may receive an annual incentive bonus of up to 50% of his annual base salary subject to terms and conditions set by our board of directors. In addition, the transfer letter sets forth that Dr. Avelar is entitled to receive a one-time bonus of $700,000 upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines. Prior to the completion of the initial public offering, Dr. Avelar had an outstanding offer letter with SCH, which governed the terms and conditions of his employment with ALPHAEON.
Potential Payments upon Termination or Change in Control
Mr. Simhambhatla will be entitled to receive certain payments and benefits upon termination of his employment with our company, as described above under the section entitled “—Agreements with Our Named Executive Officers—Employment Agreement with Mr. Simhambhatla.”
Outstanding Equity Awards at 2017 Fiscal Year-End
None of our named executive officers held outstanding equity awards related to our stock as of December 31, 2017.
Perquisites and Health and Welfare Benefits
Our named executive officers are eligible to receive employee benefits, including medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as all of our other employees.
We do not provide perquisites or personal benefits to our named executive officers. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.
Equity Compensation Plan
Our board of directors and our then-sole stockholder approved and adopted the 2017 plan, effective November 21, 2017. Under the 2017 plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2017 plan are summarized below. The plan is scheduled to terminate November 21, 2027, but may be terminated earlier by our board of directors, as described below.
Stock Awards. The 2017 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. ISOs may be granted only to employees. All other awards may be granted to our and our affiliates’ employees, non-employee directors, consultants and other service providers.
Administration, Amendment and Termination. The 2017 plan is administered by our board of directors or a committee of our board of directors designated by our board of directors to administer the 2017 plan. Our board of directors has retained the right to exercise the authority of any committee that it appoints to administer the 2017 plan to the extent consistent with applicable law and the applicable requirements of any stock exchange.
Subject to the terms of the 2017 plan, the plan administrator has the authority (i) to grant and amend awards, which includes determining the type, form, terms and conditions and number of shares subject to any award, (ii) to interpret any provision of the 2017 plan, any award or any award agreement and (iii) to make all determinations and decisions necessary for the administration of the 2017 plan. All determinations and decisions by the plan administrator under the 2017 plan are in its sole discretion and are final and binding.
Securities to be Offered. The 2017 plan provides for awards based on shares of our common stock. Subject to adjustment as described below, the total number of shares authorized to be awarded under the 2017 plan may not exceed 4,361,291 (all of which will be available for grant as ISOs), plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of our common stock as of such anniversary (or such lesser number of shares as may be determined by our board of directors). Shares issued under the 2017 plan may consist in whole or in part of authorized but unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.
Any award settled in cash will not be counted as issued shares for any purpose under the 2017 plan. If any award expires, or is terminated, surrendered or forfeited, the unissued shares covered by the award will again be available for the grant of awards. If shares issued pursuant to the 2017 plan are repurchased by, or are surrendered or forfeited to our company, at no more than cost, those shares will again be available for the grant of awards. If shares issuable upon exercise, vesting or settlement of an award or shares owned by a grantee are surrendered or tendered to our company in payment of the purchase price of an award or any taxes required to be withheld for an award, those surrendered or tendered shares will again be available for the grant of awards.
Substitute awards will not be counted against the number of shares available for the grant of awards under the 2017 plan.
Eligibility. Eligibility to participate in the 2017 plan is limited to such of our and our affiliates’ employees, officers, non-employee directors, consultants and advisors as determined from time to time by the plan administrator.
Stock Options. The 2017 plan provides for the grant of options to purchase shares of common stock at exercise prices, and subject to terms, conditions and limitations, determined by the plan administrator and set forth in an option agreement delivered to the optionee.
An option that the 2017 plan administrator intends to be an “incentive stock option” as defined in Section 422 of the Code, or an ISO, will be granted only to our employees and will be subject to and be construed consistently with the requirements of Section 422 of the Code. An option that does not qualify as an ISO is referred to as a “non-qualified stock option.”
Stock Appreciation Rights. The 2017 plan provides for the grant of stock appreciation rights, or SARs, which may be awarded either alone or in tandem with, or as a component of, other awards. The applicable award agreement will include information about the terms and conditions under which a SAR will be exercisable, including any performance requirements. A SAR confers on the participant a right to receive, upon exercise, a payment of the excess of (i) the fair market value of one share of our stock on the date of exercise over (ii) the grant price of the SAR as determined by the plan administrator (which will be equal to at least the fair market value on the grant date).
Restricted Stock Awards. The 2017 plan provides for the grant of restricted stock awards. In general, a restricted stock award is an award of actual shares of common stock issued in the participant’s name that are subject to certain vesting requirements and that we may hold until the applicable vesting date, at which time the shares are released to the participant. Alternatively, at the discretion of the plan administrator, we may issue a restricted stock certificate bearing the legends required by applicable securities laws.
The plan administrator will determine the terms and conditions of any restricted stock award, which will be set forth in the restricted stock agreement delivered to the participant. A restricted stock award holder will have all the rights of a stockholder with respect to such shares, including voting and dividend rights, subject, however, to the restrictions and conditions specified in the restricted stock agreement.
Restricted Stock Units. The 2017 plan provides for the grant of restricted stock units, or RSUs. An RSU represents the right to receive one share of common stock upon the applicable vesting date, but no share is actually issued until vesting. An RSU may be settled in cash rather than stock to the extent provided in the applicable award agreement.
The plan administrator will determine the terms and conditions of any RSUs granted under the 2017 plan. In general, a holder of RSUs will not have any rights of a stockholder but the plan administrator may provide that the holder is entitled to receive dividend equivalent rights.
Stock-Based Performance Awards. The 2017 plan provides for the grant of awards based on various performance conditions as may be specified by the plan administrator. Settlement of performance awards may be in cash, shares, other awards or other property, in the discretion of the plan administrator. The plan administrator may reduce the amount of a settlement otherwise to be made in connection with performance awards.

Other Stock-Based Awards. The plan administrator may grant other stock-based awards, either alone or in addition to or in conjunction with other awards under the 2017 plan, based upon the common stock, having terms and conditions as the plan administrator may determine.
Transferability of Awards. A participant may not assign or transfer an award under the 2017 plan, except by will or as permitted under the laws of descent and distribution. During a participant’s lifetime, only the participant personally (or his or her personal representative) may exercise rights under the 2017 plan. However, if authorized by the applicable award agreement, a participant may transfer, not for value, all or part of an award (other than an ISO) to certain family members, in accordance with the terms of the 2017 plan. After a permitted transfer, the award will continue to be subject to the same terms and conditions as it was before the transfer. Subsequent transfers of the award are only permitted if made to another family member as described above.
Rights as Stockholder. Unless an applicable award agreement states otherwise, a 2017 plan participant will have no rights as a stockholder with respect to any shares covered by an award until he or she becomes the record holder of the shares.
Withholding for Payment of Taxes. We may deduct from payments of any kind otherwise due to a 2017 plan participant any federal, state or local taxes of any kind required by law to be withheld in connection with the vesting of or other lapse of restrictions applicable to an award or upon the issuance of any shares of stock upon the exercise of an option or pursuant to an award.
Effect of Certain Transactions. If (i) the number of outstanding shares of our common stock is increased or decreased or the shares are changed into or exchanged for a different number or kind of shares or other securities of our company on account of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in shares effected without receipt of consideration by our company or (ii) there occurs any spin-off, split-up, extraordinary cash dividend or other distribution of assets by our company, then (a) the number and kind of shares for which grants of 2017 plan awards may be made, (b) the number and kind of shares for which outstanding awards may be exercised or settled and (c) the performance goals relating to outstanding awards, will all be equitably adjusted by our company. In addition, in the event of any increase or decease in the number of outstanding shares or other transaction described in clause (ii) above, the number and kind of shares for which 2017 plan awards are outstanding and the option price per share of outstanding options will be equitably adjusted.
Unless otherwise provided in an award agreement, in the event of a corporate transaction (i.e., a reorganization, merger, statutory share exchange, consolidation, sale of all or substantially all of our company’s assets, acquisition of assets or stock of another entity by our company, or other corporate transaction involving our company or any of our affiliates), the 2017 plan and awards under it will continue in effect in accordance with their terms, except that after a corporate transaction either (i) each outstanding award will be treated as provided for in the corporate transaction agreement or (ii) if not covered in the corporate transaction agreement, each grantee will be entitled to receive for each share of common stock under the grantee’s awards (upon exercise or payment or transfer in respect of those awards), the same consideration that each of our common stockholders was entitled to receive in the corporate transaction for one share, except that such consideration will remain subject to all of the terms and conditions (including performance criteria) that were applicable to the awards before the corporate transaction. Treatment of 2017 plan awards upon a corporate transaction may include cancellation and liquidation of stock options and SARs (including for $0 if the options or SARs are underwater at the time of the corporate transaction).
Change in Control. In the event of a “change in control” (as defined in the 2017 plan), either of the following provisions will apply to 2017 plan awards outstanding at the time, depending on whether, and the extent to which, awards are assumed, converted or replaced by the resulting entity in the change in control (and unless otherwise provided in the applicable award agreement):

(1)
If awards are not assumed, converted or replaced by the resulting entity in the change in control, then those awards will become fully exercisable and all restrictions on the awards will lapse, except for performance awards, for which the target payout opportunities attainable will be deemed to have been fully earned as of the change in control based upon the greater of (a) an assumed achievement of all relevant performance goals at the “target” level or (b) the actual level of achievement of all relevant performance goals against target as of our fiscal quarter end preceding the change in control.

(2)
If awards are assumed, converted or replaced by the resulting entity in the change in control, if, within 24 months after the change in control, the grantee is involuntarily terminated, then the grantee’s awards will become fully exercisable and all restrictions on the awards will lapse, except for performance awards, for which the target payout opportunities attainable will be deemed to have been fully earned as of the involuntary termination based upon the greater of (a) an assumed achievement of all relevant performance goals at the “target” level, or (b) the actual level of achievement of all relevant performance goals against target as of our fiscal quarter end preceding the change in control.
Amendment and Termination. The plan administrator may amend, suspend or terminate the 2017 plan as to any awards that have not been made. No amendment, suspension or termination of the 2017 plan may, without participant consent, materially impair rights or obligations under any outstanding award. The plan administrator may amend, modify or supplement the terms of any outstanding award, including modification of awards to foreign nationals or individuals who are employed outside the United States to recognize differences in local law, tax policy or custom.
Director Compensation
We did not pay any compensation to any member of our board of directors for their service on our board during the year ended December 31, 2017. In January 2018, we granted to each of the non-employee members of our board of directors options to purchase shares of our common stock under our 2017 plan, in each case exercisable only after our initial public offering. Each of our directors continue to be eligible to participate under our 2017 plan following our initial public offering. Upon the completion of our initial public offering, each non-employee member of our board of directors became entitled to a $40,000 cash retainer for their board service (plus certain additional fees for the Chair, each committee Chair, and committee members), payable quarterly and pro-rata as of the date of our initial public offering.
Compensation Committee Interlocks and Insider Participation
Our compensation committee, consisting of Simone Blank, Vikram Malik, and David Gill, makes decisions relating to compensation of our executive officers, and none of the members of our compensation committee is, or ever has been, an officer or employee of ours nor had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K of the SEC. None of our executive officers currently serve on the compensation committee or the board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12.     Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding beneficial ownership of our capital stock, as of March 23, 2018, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our outstanding shares of common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within 60 days of March 23, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
The percentage of beneficial ownership in the table below is based on 23,640,389 shares of common stock deemed to be outstanding as of March 23, 2018.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Evolus, Inc., 17901 Von Karman Avenue, Suite 150, Irvine, California 92614.

Name and address of beneficial owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Murthy Simhambhatla, Ph.D.	—	—
J. Christopher Marmo, Ph.D.	—	—
Rui Avelar, M.D.	—	—
Vikram Malik	—	—
Simone Blank	—	—
Bosun Hau	—	—
Kristine Romine, M.D.	—	—
Robert Hayman	—	—
David Gill	—	—
All executive officers and directors as a group (9 persons)	—	—
Greater than 5% Holders
ALPHAEON Corporation(1)	18,592,875	78.6%
_____________

(1)
Consists of 18,592,875 shares of our common stock. The address of ALPHAEON is 17901 Von Karman Avenue, Suite 150, Irvine, California 92614. ALPHAEON’s voting and investment decisions are made by its board of directors which, as of the date of this Annual Report on Form 10-K, consists of Simone Blank, Jost Fischer, Juliet Tammenoms Bakker, Bosun Hau, Robert Grant and Vikram Malik. These members of ALPHAEON’s board of directors may be deemed to share voting, investment or dispositive power over the shares held by ALPHAEON.

Changes in Control
In 2016, ALPHAEON entered into two substantially similar pledge and security agreements with DI and Longitude, respectively. Pursuant to the pledge and security agreements, ALPHAEON pledged and granted to DI, as collateral agent for several debt holders, and Longitude a continuing first priority lien and security interest in and to all of ALPHAEON’s right, title and interest in, among other items, securities and all other investment property held by ALPHAEON, including ALPHAEON’s entire ownership of our capital stock, or the collateral. The collateral secures the payment and performance of the obligations of ALPHAEON under the convertible promissory notes and convertible bridge note issued by ALPHAEON and other related agreements. Upon certain events of default, DI and Longitude may take possession, hold, collect, sell, lease, deliver, grant options to purchase or otherwise retain, liquidate or dispose of all or any portion of the collateral. In the event DI or Longitude exercises such rights, upon an event of default, a change-of-control of our company may result.
Securities Authorized for Issuance under Equity Compensation Plan
As of December 31, 2017, we had one equity compensation plan, our 2017 plan, which was approved by our board of directors and our then-sole stockholder on November 21, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	4,361,291
Equity compensation plans not approved by security holders	—	—	—
(1)As of December 31, 2017, we had not issued any options, warrants or any other rights to acquire securities under the 2017 plan.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The following includes a summary of transactions since January 1, 2017, and each currently proposed transaction to which we have been or are a party, in which the amount involved in the transaction exceeded or will exceed $120,000, and in which any of our directors, director nominees, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements for our directors and executive officers, which are described in Item 11 “Executive Compensation.”
Relationship with ALPHAEON Corporation
Prior to the completion of our initial public offering, we were a wholly-owned subsidiary of ALPHAEON and an indirectly owned subsidiary, through ALPHAEON, of SCH. As of March 23, 2018, ALPHAEON held 78.6% of our outstanding shares of common stock, and as a result, ALPHAEON has significant control of our business, including pursuant to the agreements described below.
In connection with our initial public offering, we and ALPHAEON entered into certain agreements that provide a framework for our ongoing relationship with ALPHAEON following the completion of our initial public offering. Of the agreements summarized below, the material agreements are filed as exhibits to this Annual Report on Form 10-K, and the summaries of these agreements set forth the terms of the agreements that we believe are material. These summaries are qualified in their entirety by reference to the full text of such agreements.
Contribution Agreement and Related Agreements
On October 3, 2013, we entered into a contribution agreement with SCH, the Evolus contributors, and J. Christopher Marmo, Ph.D. as the Evolus contributors’ representative, or the contribution agreement, which was amended in 2014, 2015 and 2016. Pursuant to the contribution agreement, the Evolus contributors contributed to SCH 16,527,000 shares of our common stock, and 1,250,000 shares of our Series A preferred stock (or 2,065,875 shares of our common stock on an as-converted basis), constituting all of our then outstanding capital stock. As consideration, the Evolus contributors received membership interests in SCH. In addition, under the contribution agreement, the Evolus contributors had the option to require SCH to sell to ALPHAEON 1,652,700 shares of our common stock and 125,000 shares of our Series A preferred stock (or 206,587 shares of our common stock on an as-converted basis), which option was exercised in full in 2014. We refer to this option as the Evolus contributors’ put option.
Prior to the exercise of the Evolus contributors’ put option, SCH and ALPHAEON entered into a contribution agreement on March 28, 2014 whereby SCH contributed 90% of the then outstanding shares of our common stock and 90% of the the outstanding shares of our Series A preferred stock to ALPHAEON. In exchange, ALPHAEON issued shares of its equity to SCH.
As a result of the exercise of the contributors’ put option, SCH and ALPHAEON entered into a stock purchase agreement. Under the stock purchase agreement, SCH sold and ALPHAEON purchased 10% of the then outstanding shares of our common stock and 10% of the then outstanding shares of our Series A preferred stock. As consideration, ALPHAEON agreed to make certain lump sum and royalty payments to SCH, or the payment obligations, which are ultimately allocable to the Evolus contributors. The payment obligations include (i) a $10.0 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) perpetual quarterly royalties of a mid-teen percentage of net sales of DWP-450 within the United States and (iii) a high-single digit percentages of net sales of DWP-450 outside of the United States. As these future royalty streams were perpetual, ALPHAEON had the right under the stock purchase agreement to terminate any future payments for a one-time lump sum payment to SCH of $145.0 million.
As a result of the transactions contemplated by the foregoing agreements, ALPHAEON holds 16,527,000 shares of our common stock and 1,250,000 shares of our Series A preferred stock (or 2,065,875 shares of our common stock on an as-converted basis), representing all of the outstanding shares of our capital stock. In connection with our initial public offering, all of our issued and outstanding shares of Series A preferred stock converted into 2,065,875 shares of our common stock.
On December 14, 2017, SCH and ALPHAEON entered into an amendment to the stock purchase agreement, or the amended purchase agreement, whereby we have also joined as a contractual party. Pursuant to the amended purchase agreement, ALPHAEON’s existing payment obligations were replaced with revised payment obligations, payable directly to the Evolus contributors, to be distributed to them ratably in accordance with their previous respective percentage ownership in our Series A preferred stock, and in exchange for the cancellation of the Class D units of SCH. Pursuant to the amended purchase agreement, effective upon the closing of our initial public offering, ALPHAEON immediately and automatically assigned to us and we immediately and automatically accepted and assumed all of ALPHAEON’s payment obligations under the stock purchase agreement, as amended by the amended purchase agreement.
Under the amended purchase agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 year anniversary of the first commercial sale of DWP-450 in the United States. The revised payment obligations set forth in (iii) and (iv) above will terminate for the quarter following the 10 year anniversary of the first commercial sale of DWP-450 in the United States. As these revised payment obligations are not perpetual, neither we nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. Under the amended purchase agreement, the estimated value of all revised payment obligations and the promissory note owed to the Evolus contributors was $55.7 million as of February 12, 2018. In addition, under the amended purchase agreement, we agreed to make one-time bonuses to certain of our employees aggregating approximately $1.6 million pursuant to the respective terms of their offer letters, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., our Chief Medical Officer, which was previously payable out of amounts owed to the contributors under the original stock purchase agreement.
Under the terms of the promissory note, ALPHAEON was the borrower prior to the closing of our initial public offering, and we became the borrower after the closing of our initial public offering. Under the promissory note, we will pay to J. Christopher Marmo, Ph.D. as the representative of the Evolus contributors, or the holder, $20.0 million representing the aggregate principal amount upon maturity of the promissory note. No interest will accrue on the promissory note. We will have the right to prepay the promissory note, in whole or in part, at any time and from time to time without penalty. Upon an event of default under the promissory note, all unpaid principal will become immediately due and payable at the option of the holder. An event of default will occur under the terms of the promissory note upon any of the following events: (i) we fail to meet the obligations to make the required payments thereunder, (ii) we make an assignment for the benefit of creditors, (iii) we commence any bankruptcy proceeding, (iv) we materially breach the stock purchase agreement or tax indemnity agreement, which is defined below, and such breach is not cured within 30 days, or (v) when ALPHAEON was the borrower, there occurs an event of default under the Notes, which is defined below, that is not cured during the applicable cure period or waived by the noteholders, and such noteholders have exercised their rights to foreclose on the collateral securing the Notes under ALPHAEON’s pledge of its assets, as discussed further below. No event of default was triggered or payment by ALPHAEON was made under the promissory note prior to the closing of our initial public offering.
In addition, upon a change-of-control of our company, all unpaid principal will become immediately due and payable. Under the terms of the promissory note, a change-of-control is defined as (i) the sale of all or substantially all of our assets, (ii) the exclusive license of DWP-450 or the business related to DWP-450 to a third-party (other than a sublicense under the Daewoong Agreement), or (iii) any merger, consolidation, or acquisition of our company, except a merger, consolidation, or acquisition of our company in which the holders of capital stock of our company immediately prior to such merger, consolidation, or acquisition hold at least 50% of the voting power of the capital stock of our company or the surviving entity. Notwithstanding the foregoing, the promissory note expressly provides that neither our initial public offering or any merger with or acquisition by ALPHAEON or any of its subsidiaries or affiliates constitutes a change-of-control.
Further, under the amended purchase agreement, we, ALPHAEON and SCH agreed to terminate the non-competition provision set forth in the contribution agreement, pursuant to which the Evolus contributors were prohibited, subject to limited exceptions, for a period of 5 years, from engaging in any business relating to the development, license, commercialization of, or performing any services or supervisory functions for persons or entities engaged in any business related to, a neurotoxin or neuromodulator.
Upon completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the amended purchase agreement. At the closing of our initial public offering, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assumed from ALPHAEON, the estimated value of which, as of February 12, 2018, was $55.7 million.
In connection with the amended purchase agreement, we have entered into a tax indemnity agreement with the Evolus contributors, or the tax indemnity agreement, pursuant to which, effective upon our assumption of the revised payment obligations under the amended purchase agreement, which occurred upon the completion of our initial public offering, we are obligated to indemnify the Evolus contributors for any tax liability resulting from such assignment of the revised payment obligations from ALPHAEON to us. Under the stock purchase agreement, the payment obligations are contingent and are thus eligible for installment sale reporting under Section 453 of the Code. The entry into the amended purchase agreement would cause the Evolus contributors to be treated for U.S. federal income tax purposes as receiving a distribution from SCH of the right to receive the contingent payments in a transaction in which no gain or loss is recognized such that the Evolus contributors may continue installment sale reporting with respect to the revised payment obligations to the same extent that installment sale reporting was available to SCH with respect to the original payment obligations prior to the execution of the amended purchase agreement. Under the tax indemnity agreement, we are obligated to indemnify the Evolus contributors for any taxes or penalties required to be paid by the Evolus contributors in the event the U.S. Internal Revenue Service or other taxing authority were to determine that our assumption of the revised payment obligations under the amended purchase agreement rendered continued installment sale reporting unavailable to the Evolus contributors. Any taxes or penalties paid by us on behalf of the Evolus contributors under the tax indemnity agreement will be offset dollar-for-dollar against the promissory note and future royalties that will be payable to the Evolus contributors under the amended purchase agreement.
Guaranty of ALPHAEON’s Convertible Notes and Intercreditor Agreement
ALPHAEON is, as of December 31, 2017, the borrower under (i) certain convertible promissory notes issued by ALPHAEON for an aggregate principal amount of approximately $53.0 million, or the convertible promissory notes, and (ii) a certain convertible bridge note issued by ALPHAEON to Longitude for a principal amount of $2.5 million, or the convertible bridge note, collectively, the Notes. Kristine Romine, M.D., a member of our board of directors, DI, and Alpha International Investment Ltd., or Alpha, each hold one or more convertible promissory notes. Simone Blank, a member of our board of directors, is the co-owner of DI. Bosun Hau, a member of our board of directors, is employed by an entity affiliated with Alpha. In April 2017, we agreed to unconditionally guaranty ALPHAEON’s obligations under the Notes and we granted to Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, a first priority lien and security interest in substantially all of our assets pursuant to separate guaranty and security agreements, or the Evolus security agreements. We refer to the ALPHAEON security agreements and the Evolus security agreements collectively as the convertible notes security agreements. In April 2017, we, as guarantor, also entered into an amended and restated intercreditor agreement with ALPHAEON, as borrower, Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, or the intercreditor agreement. The intercreditor agreement sets forth certain rights of Longitude and DI in connection with the convertible bridge note, the convertible promissory notes and the collateral pledged pursuant to the convertible notes security agreements. ALPHAEON’s obligations under the Notes are secured by a first priority lien and security interest in substantially all of ALPHAEON’s assets, including all of the shares of our capital stock, granted by ALPHAEON to DI, as collateral agent for the holders of the convertible promissory notes, and Longitude, as the holder of the convertible bridge note, pursuant to separate pledge and security agreements, or the ALPHAEON security agreements.On December 14, 2017, ALPHAEON entered into an amendment to the amended and restated secured convertible note purchase agreement, or the amendment, pursuant to which it issued the convertible promissory notes, in order to permit ALPHAEON to issue an additional $3.3 million of convertible promissory notes.
On December 14, 2017, we and ALPHAEON entered into amendments with each of Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes. Pursuant to these amendments, we obtained a release of our guaranty and a termination of the security interest in our assets and the Evolus security agreements, effective immediately upon the completion of our initial public offering. ALPHAEON's obligations under the ALPHAEON security agreements remained outstanding following the completion of our initial public offering.
We recorded this joint and several liability as Note obligations and recorded a corresponding deemed distribution to ALPHAEON as a reduction to additional paid-in-capital and in equity as of April 2017 to reflect the joint and several liability. These amounts are subsequently adjusted each reporting period to reflect changes in the Note obligation. As we and ALPHAEON had not agreed to what portion of this joint and several liability each would pay, we developed a range of amounts that we expect to pay under the convertible notes security agreements and selected the amount from within that range that we determined to be the best estimate, which equaled $138.7 million as of December 31, 2017 (2.5 times the outstanding principal amount of the Notes as of that date), representing the total principal amount due to the Note holders upon redemption of the Notes at maturity. As provided for within the intercreditor agreement and convertible notes security agreements, in conjunction with our recognition of the joint and several liability, we also recorded a receivable from ALPHAEON, which equals the current balance of the amounts we owe to ALPHAEON under our related party borrowings. No amounts have been paid under this joint and several liability by us in the year ended December 31, 2017. As of December 31, 2017, the liability recorded by us to the Note holders pursuant to the above joint and several liability was $138.7 million (2.5 times the outstanding principal amount of the Notes as of that date) and the related party receivable was $72.6 million, representing the amount by which related party borrowings could be reduced pursuant to the terms of the convertible notes security agreements. The difference between the amount of the joint and several liability and the related party receivable of $66.0 million was recorded as a deemed distribution to ALPHAEON, in stockholder’s deficit as a charge to additional paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit.
Since December 31, 2017 and through the date of this Form 10-K, ALPHAEON issued an additional $0.8 million of convertible promissory notes, including convertible promissory notes to Murthy Simhambhatla, Ph.D., our President, Chief Executive Officer and member of our board of directors, in the aggregate principal amount of $69,698. Under the amendment, Mr. Simhambhatla, DI, Longitude, and Alpha are each presently required to lend ALPHAEON funds in exchange for convertible promissory notes up to an aggregate of $1.0 million upon ALPHAEON’s request. Mr. Simhambhatla is required to fund up to an additional of $30,302 upon such request.
Stockholder Agreement
On December 14, 2017, we entered into a stockholder agreement with ALPHAEON, DI, as collateral agent, and Longitude. The stockholder agreement provides ALPHAEON with certain registration rights, and upon an event of default by ALPHAEON under the Notes, the registration rights granted to ALPHAEON under the stockholder agreement will immediately and automatically be assigned in full to DI and Longitude with respect to any registrable securities held by DI and Longitude.
At any time beginning 180 days after February 7, 2018, the date of the final prospectus in our initial public offering, ALPHAEON may request that we register for resale all or a portion of its shares of common stock. ALPHAEON may also request that we file an automatic shelf registration statement on Form S-3 that covers the registrable securities requested to be registered, to the extent we are eligible to do so. Depending on certain conditions, and in addition to other exclusions, we may defer a demand registration for up to 90 days in any twelve-month period.
In the event that we propose to register any of our securities under the Securities Act, either for our account or for the account of our other security holders, ALPHAEON is entitled to certain piggyback registration rights allowing it to include its shares in the registration, subject to certain marketing and other limitations. As a result, whenever we propose to file a registration statement under the Securities Act, ALPHAEON is entitled to notice of the registration.
The stockholder agreement provides that we must pay all registration expenses (other than the underwriting discounts and commissions) in connection with effecting any demand registration or shelf registration. The stockholder agreement contains customary indemnification and contribution provisions by us for the benefit of ALPHAEON and its affiliates and, in limited situations, by ALPHAEON for the benefit of us and any underwriters with respect to written information furnished to us by ALPHAEON and stated by ALPHAEON to be specifically included in any registration statement, prospectus or related document.
The registration rights remain in effect with respect to any shares covered by the stockholder agreement until (i) all such shares have been sold pursuant to an effective registration statement under the Securities Act, or (ii) such time as Rule 144 or another similar exemption under the Securities Act is available for the sale of all of the shares without limitation during a three-month period without registration.
Services Agreement
In January 2018, we entered into the services agreement with ALPHAEON, which became effective in connection with our initial public offering. The services agreement sets forth certain agreements between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us, as it relates to the services to be performed between us.
Pursuant to the services agreement, ALPHAEON provides us, and we provide ALPHAEON, as the case may be, certain administrative and development support services. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. In addition, pursuant to the services agreement, we sublease from ALPHAEON all or part of its lease for its headquarters encompassing approximately 3,639 square feet of space, as certain of our executive, legal and financial personnel are located at ALPHAEON’s headquarters.
The fees charged for any services rendered pursuant to the services agreement are the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period.

In addition, pursuant to the services agreement, upon completion of our initial public offering, we paid ALPHAEON $5.0 million towards the repayment of our related party borrowings and the remaining related party borrowings then outstanding were forgiven and the amount was re-characterized as a capital contribution of ALPHAEON. As a result, upon the completion of our initial public offering, we were no longer indebted to ALPHAEON pursuant to our historical related party borrowings from ALPHAEON.
The services agreement became effective upon the completion of our initial public offering and will have a one year term. Thereafter, the services agreement will renew for successive one year terms unless sooner terminated by either party. We or ALPHAEON may terminate the services agreement upon sixty days’ notice to the other party.
We also reimburse ALPHAEON for compensation expenses and amounts due under employment agreements for ALPHAOEN for individuals employed by ALPHAEON who work full time for us, including J. Christopher Marmo, our Chief Operating Officer.
Therapeutic Option Letter Agreement
On December 18, 2017, we entered the therapeutic agreement, relating to certain rights to the therapeutic indications of DWP-450 under the Daewoong Agreement. We previously paid an aggregate of $1.0 million to Daewoong pursuant to the Daewoong Agreement to receive an option to expand the permitted uses of DWP-450 to cover all therapeutic uses in the covered territories and Japan, or the therapeutic option. Pursuant to the Daewoong Agreement, we may exercise the therapeutic option for a confidential exercise price, or the therapeutic option fee, upon thirty days’ notice to Daewoong. The therapeutic option expires December 31, 2018.
However, pursuant to the therapeutic agreement, we have agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and we will hold the therapeutic option and the underlying rights in trust for ALPHAEON. We further agreed not to develop or make plans to develop any therapeutic indications for DWP-450. In exchange for and as of the date of the therapeutic agreement, ALPHAEON reduced the related party borrowings owed by us by the amount of $2.5 million. If prior to December 31, 2018, ALPHAEON desires for us to exercise the therapeutic option in whole or in part on ALPHAEON’s behalf, ALPHAEON will wire funds to us equal to the therapeutic option fee and we will apply those funds solely to the exercise of the therapeutic option fee. The obligations stated above will terminate upon the prior written consent of ALPHAEON, which consent may be withheld for any or no reason.
In addition, under the therapeutic agreement, ALPHAEON has the right to negotiate the entry into an agreement with Daewoong for distribution rights for therapeutic indications of DWP-450 that are separate and distinct from the Daewoong Agreement, or the ALPHAEON-Daewoong agreement. We have agreed to ALPHAEON and Daewoong’s entry into the ALPHAEON-Daewoong agreement, so long as the terms do not diminish, interfere with or adversely affect our ability to distribute DWP-450 for aesthetic indications in the covered territories and Japan under the Daewoong Agreement. To the extent sales under the ALPHAEON-Daewoong agreement require royalty payments to be made to the Evolus contributors, ALPHAEON will either enter into a direct agreement with the Evolus contributors for such royalty payments or make quarterly payments to us equal to a low single digit percentage of net sales of the therapeutic indications of DWP-450 to be paid solely to the Evolus contributors. We expect these payments to be sufficient to cover all required payments to the Evolus contributors.
Outstanding Payable - Related Party Borrowings
As of December 31, 2016 and December 31, 2017, we owed ALPHAEON $59.8 million and $72.6 million, respectively, representing related party borrowings from ALPHAEON as consideration for certain expenses incurred on our behalf, including research and development expenses, general and administrative support services and development support services.

To satisfy all outstanding related party borrowings from ALPHAEON through the closing of our initial public offering (inclusive of amounts that have been offset pursuant to the therapeutic agreement), we remunerated ALPHAEON through three methods, each of which was agreed upon by ALPHAEON and our company. First, pursuant to the amended purchase agreement, upon the completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the amended purchase agreement, and the outstanding related party borrowings from ALPHAEON was offset and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assume from ALPHAEON, the estimated value of which, as of February 12, 2018, was $55.7 million. Second, pursuant to the services agreement, upon the completion of our initial public offering, we paid ALPHAEON $5.0 million from the proceeds of our initial public offering. Third, pursuant to the services agreement, the remaining balance of related party borrowings, after taking into account the offset and reduction of the then-fair value of all payment obligations we assumed from ALPHAEON under the amended purchase agreement, and the payment of $5.0 million, each upon completion of our initial public offering, was re-characterized as a capital contribution of ALPHAEON. As a result of these three methods, we are no longer indebted to ALPHAEON.
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, we entered into an exclusive distribution and supply agreement, or the distribution agreement, with Clarion Medical Technologies Inc., or Clarion. The distribution agreement provides terms pursuant to which we will exclusively supply DWP-450 to Clarion in Canada, if approved. Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON and SCH, jointly and severally owe the equity holders of Clarion an unwinding fee of $9.55 million, or the unwinding fee. We have agreed that the unwinding fee will be reduced, on a dollar-for-dollar basis, pursuant to the terms of the distribution agreement. The distribution agreement sets forth that a portion of the proceeds received from each unit of DWP-450 purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the unwinding fee ALPHAEON owes. We are not contractually obligated to pay the unwinding fee to the previous equity holders of Clarion. In the event that the distribution agreement is terminated or if we fail to provide DWP-450 to Clarion in Canada, ALPHAEON and SCH will remain jointly and severally liable to the previous equity holders of Clarion for the balance of the unwinding fee. In addition, if ALPHAEON or SCH repays the unwinding fee in full at any time, the agreement may be terminated by us or if continued, we will no longer utilize a portion of the proceeds received from the sale of each unit of DWP-450 to reduce the unwinding fee and will thereafter realize the full proceeds of each sale of a unit of DWP-450 to Clarion. No portion of any amount of the unwinding fee that is paid through the distribution agreement will reduce our related party borrowings from ALPHAEON.
Under the distribution agreement, if we do not receive approval from Health Canada to promote and sell DWP-450 in Canada prior to October 31, 2018, we are obligated to pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018, which damages will not reduce the unwinding fee.
In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the unwinding fee on December 31, 2022, if demanded by the previous equity holders of Clarion.
The distribution agreement will terminate upon the earlier of the fifth anniversary of the approval of our NDS from Health Canada for DWP-450, or at such time the unwinding fee is paid in full. Thereafter, the distribution agreement may be renewed by mutual agreement of the parties. We or Clarion may terminate the distribution agreement if the other party materially breaches without cure for sixty days or becomes insolvent, seeks protection under any bankruptcy proceeding, or such proceeding is instituted against the other party and not dismissed within sixty days.
Indemnification Agreements
We have entered into separate indemnification agreements with our directors and officers. These indemnification agreements may require us, among other things, to indemnify our directors and officers for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.

Policies and Procedures for Transactions with Related Persons
Pursuant to the charter of our audit committee, our audit committee is responsible for reviewing, approving and ratifying in advance any “related person transactions.” For purposes of the charter of our audit committee only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants and had or will have a direct or indirect material interest, involving an amount that exceeds $120,000. A “related person” is any executive officer, director or a holder of more than 5% of any class of our equity, including any of their immediate family members and any entity owned or controlled by such persons.
In considering related person transactions, our audit committee will take into account, among other factors it deems appropriate, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third person under the same or similar circumstances and the extent of the related person’s interest in the transaction. In the event a director has an interest in the proposed related person transaction, the director must recuse himself or herself from the deliberations and approval.
Our audit committee will review, on an annual basis, the previously approved related person transactions that are continuous in nature to determine whether such transactions should continue.
Director Independence
Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that Messrs. Hau, Hayman and Gill, and Dr. Romine are “independent directors” as defined under the Nasdaq Marketplace Rules. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in this Annual Report on Form 10-K.
As ALPHAEON continues to control a majority of the voting power of our outstanding common stock, we are a “controlled company” for purposes of the Nasdaq Marketplace Rules. As a controlled company, the Nasdaq Marketplace Rules provide an exemption from the obligation to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board of directors consists of independent directors;

•	that we have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
As set forth below, we intend to rely on the Nasdaq Marketplace Rules independence requirements applicable to “controlled companies” for the constitution of our compensation committee and nominating and corporate governance committee. The following is a summary of our aforementioned board of director committees:
Audit Committee
Our audit committee consists of David Gill, who is the chair of the committee, Bosun Hau and Robert Hayman. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements.
Compensation Committee
Our compensation committee consists of Simone Blank, who is the chair of the committee, Vikram Malik and David Gill. Our board of directors has determined that each of the members of our compensation committee is an outside director, as defined pursuant to Section 162(m) of the Code, and satisfies the Nasdaq Marketplace Rules independence requirements applicable to “controlled companies” and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Bosun Hau, who is the chair of the committee, Simone Blank, Vikram Malik and Kristine Romine, M.D. Our board of directors has determined that each of the members of the nominating and corporate governance committee satisfies the Nasdaq Marketplace Rules independence requirements applicable to “controlled companies.”

Item 14.     Principal Accounting Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees(1)	$635,000	$581,000
_________________

(1)
Audit Fees consist of the fees for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements, filing of our registration statements, including our Registration Statement on Form S-1 related to our initial public offering, and accounting consultations for which we have engaged Ernst & Young LLP.

Pre-Approval Policies and Procedures
In connection with our initial public offering, we adopted a policy under which our audit committee must pre-approve all audit and permissible non-audit services to be provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed above. Our audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board.
In addition, in the event time constraints require pre-approval prior to our audit committee’s next scheduled meeting, our audit committee has authorized its chairperson to pre-approve services. Engagements so pre-approved are to be reported to our audit committee at its next scheduled meeting.

Item 15.      Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements. See Item 8 “Financial Statements and Supplemental Information” elsewhere in this Annual Report on Form 10-K.
(2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
2.1†	Contribution Agreement, dated as of October 3, 2013, by and among Strathspey Crown Holdings, LLC, the Registrant, the Shareholders of the Registrant, and J. Christopher Marmo, as the Shareholders’ Representative, as amended on September 22, 2014, November 3, 2015, February 15, 2016 and April 14, 2016.	S-1	333-222478	2.1	1/9/18
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.2	Stockholders’ Agreement, dated as of December 14, 2017, by and among ALPHAEON Corporation, Dental Innovations BVBA, Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	4.2	1/9/18
10.1†	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.1	1/9/18
10.2†	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.2	1/9/18
10.3†	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.3	1/9/18
10.4†	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.4	1/9/18
10.5†	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.5	1/9/18
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18

10.11+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18
10.12	Services Agreement, dated as of January 23, 2018, by and between ALPHAEON Corporation and the Registrant.	S-1/A	333-222478	10.12	1/25/18
10.13	Lease, dated February 5, 2015, by and between J. Carol Duncan and the Registrant.	S-1	333-222478	10.13	1/9/18
10.14	Amended and Restated Intercreditor Agreement, amended and restated as of April 19, 2017, by and among Longitude Venture Partners II, L.P., Dental Innovations BVBA, ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.14	1/9/18
10.15	First Amendment to Amended and Restated Intercreditor Agreement, dated as of December 14, 2017, by and among Longitude Venture Partners II, L.P., Dental Innovations BVBA, ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.15	1/9/18
10.16	Guaranty and Security Agreement, dated as of April 19, 2017, by and between Dental Innovations BVBA and the Registrant.	S-1	333-222478	10.16	1/9/18
10.17	Amendment to Guaranty and Security Agreement, dated as of December 14, 2017, by and between Dental Innovations BVBA and the Registrant.	S-1	333-222478	10.17	1/9/18
10.18	Guaranty and Security Agreement, dated as of April 19, 2017, by and between Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	10.18	1/9/18
10.19	Amendment to Guaranty and Security Agreement, dated as of December 14, 2017, by and between Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	10.19	1/9/18
10.20†	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	S-1	333-222478	10.20	1/9/18
10.21	Tax Indemnity Agreement, dated as of December 14, 2017, by and among the Registrant, J. Christopher Marmo, as the Contributors’ Representative and each of the individuals listed on the signature pages thereto.	S-1	333-222478	10.21	1/9/18
10.22†	Exclusive Distribution and Supply Agreement, dated as of November 30, 2017, by and between Clarion Medical Technologies Inc. and the Registrant.	S-1	333-222478	10.22	1/9/18
10.23†	Therapeutic Option Letter Agreement, dated December 18, 2017, by and between ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.23	1/9/18
10.24	Subordination Agreement, dated as of December 14, 2017, by and among Dental Innovations BVBA, Longitude Venture Partners II, L.P., ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.24	1/9/18
10.25	Subordination Agreement, dated as of December 14, 2017, by and among Dental Innovations BVBA, Longitude Venture Partners II, L.P., ALPHAEON Corporation and SCH-AEON, LLC (formerly known as Strathspey Crown Holdings, LLC), and acknowledged by ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.25	1/9/18
10.26+	Employment Agreement, by and between Murthy Simhambhatla and the Registrant, effective as of February 12, 2018.	S-1/A	333-222478	10.26	1/25/18

10.27+	Transfer Letter, dated as of January 22, 2018, by and between Rui Avelar and the Registrant, Employment Agreement, by and between Murthy Simhambhatla and the Registrant, effective as of February 12, 2018	S-1/A	333-222478	10.27	1/25/18
21.1	List of Subsidiaries.	S-1	333-222478	21.1	1/9/18
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
_____________

+	Indicates management contract or compensatory plan.
†
The Registrant has omitted and filed separately with the Securities and Exchange Commission portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act of 1933, as amended, or the Securities Act.

#
The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2018.

EVOLUS, INC.

By:	/s/ Murthy Simhambhatla, Ph.D.
Murthy Simhambhatla, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
The undersigned directors and officers of Evolus, Inc. constitute and appoint Murthy Simhambhatla, Ph.D. as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Murthy Simhambhatla, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer and Principal Financial Officer)	March 29, 2018
Murthy Simhambhatla, Ph.D.

/s/ Vikram Malik	Director	March 29, 2018
Vikram Malik

/s/ Simone Blank	Director	March 29, 2018
Simone Blank

/s/ Bosun Hau	Director	March 29, 2018
Bosun Hau

/s/ Kristine Romine, M.D.	Director	March 29, 2018
Kristine Romine, M.D.

/s/ Robert Hayman	Director	March 29, 2018
Robert Hayman

/s/ David Gill	Director	March 29, 2018
David Gill