Form 10-Q
period 2018-03-31
Evolus, Inc.
filed 2018-05-10
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38381

_________________________________________________________________
EVOLUS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware		46-1385614
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

17901 Von Karman Avenue, Suite 150 Irvine, California		92614
(Address of Principal Executive Offices)		(Zip Code)
(949) 284-4555
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of May 10, 2018, 23,640,389 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

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

•	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize DWP-450, if approved;

•	the pricing of DWP-450, if approved, and the flexibility of our pricing and marketing strategy compared to our competitors;

•	the performance of our third-party licensors, suppliers, manufacturers and distributors, and our ability to forecast demand for our products and to scale our sources of supply to meet that demand;

•	our expectations regarding our future development of DWP-450 for other indications;

•	the accuracy of our estimates regarding the amount and timing of expenses, future revenue, capital requirements and needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals or clearances for DWP-450;

•	regulatory and legislative developments in the United States, European Union, or EU, Canada and other countries;

•	developments and projections relating to our competitors and our industry, including competing products and procedures;

•	the loss of key management personnel;

•	our future financial performance and our ability to continue as a going concern, our ability to raise additional capital as needed at acceptable terms;

•	our relationship with ALPHAEON Corporation, or ALPHAEON, our controlling stockholder, and its ability to control the direction of our business; and

•	the results of current and any future legal proceedings.
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ significantly from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.  Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission, or SEC.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements.  Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Evolus,” “company,” “we,” “us” and “our” refer to Evolus, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.
EVOLUS™ is one of our trademarks that is used in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$49,570	$—
Prepaid expenses and other current assets	541	185
Related party receivable	—	72,639
Total current assets	50,111	72,824
Intangible asset	56,076	56,076
Goodwill	21,208	21,208
Other assets	—	2,125
Total assets	$127,395	$152,233
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$547	$445
Related party accounts payable	730	—
Related party borrowings	—	72,639
Accrued expenses	2,352	977
Note obligation	—	138,687
Total current liabilities	3,629	212,748
Deferred rent	35	38
Contingent royalty obligation payable to related party	40,600	—
Contingent promissory note payable to related party	16,149	—
Deferred tax liability	15,000	14,990
Total liabilities	75,413	227,776
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Convertible Series A Preferred, $0.00001 par value; no shares authorized; 0 and 1,250,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 23,640,389 and 16,527,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	134,301	—
Accumulated deficit	(82,320)	(75,543)
Total stockholders’ equity (deficit)	51,982	(75,543)
Total liabilities and stockholders’ equity (deficit)	$127,395	$152,233
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating expenses:
Research and development	$1,678	$2,651
General and administrative	3,467	1,215
Revaluation of contingent royalty obligation payable to related party	900	—
Depreciation and amortization	—	111
Total operating expenses	6,045	3,977
Loss from operations	(6,045)	(3,977)
Other expense:
Interest expense, net	107	1
Loss before taxes	(6,152)	(3,978)
Income tax expense	10	20
Net loss and comprehensive loss	$(6,162)	$(3,998)
Net loss per share, basic and diluted	$(0.30)	$(0.24)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	20,226,460	16,527,000
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(6,162)	$(3,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	111
Stock-based compensation	1,006	143
Interest expense	107	—
Income tax expense	10	20
Revaluation of contingent royalty obligation payable to related party	900	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(356)	3
Accounts payable	205	(1,991)
Related party accounts payable	730	—
Accrued expenses	1,361	134
Deferred rent	(2)	—
Net cash used in operating activities	(2,201)	(5,578)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters fees	56,330	—
Related party borrowings	1,127	5,391
Payments on related party borrowings	(5,000)	—
Payments for offering costs	(686)	—
Net cash provided by financing activities	51,771	5,391
Change in cash, cash equivalents, and restricted cash	49,570	(187)
Cash, cash equivalents, and restricted cash, beginning	—	187
Cash and cash equivalents, ending	$49,570	$—

Supplemental disclosure of cash flow information
Non-cash financing activities:
Related party receivable	$73,690	$—
Related party borrowings	$(68,767)	$—
Note obligation	$(140,688)	$—
Contingent royalty obligation payable to related party	$39,700	$—
Contingent promissory note payable to related party	$16,042	$—
Capital contribution from parent, convertible note write-off	$66,998	$—
Capital contribution from parent, forgiveness of related party borrowings	$13,188	$—
Deferred IPO costs	$(2,885)	$—
Accounts payable, paid by parent	$(163)	$—
Deferred offering costs, unpaid	$(74)	$—
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 1.    Organization
Organization and Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a medical aesthetics company focused on delivering advanced aesthetic procedures and treatments to physicians and consumers. The Company’s focus is on the self-pay aesthetic market and its only product candidate, DWP-450 (the “Product”), is an injectable 900 kilodalton botulinum toxin type A complex designed to address the needs of the facial aesthetics market. The Company is headquartered in Irvine, California.
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
On February 12, 2018 the Company completed its initial public offering (“IPO”) and issued of 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, at an offering price to the public of $12.00 per share. The Company received net proceeds of approximately $56.3 million after deducting underwriting discounts and commissions, excluding other offering costs. In connection with the IPO, the Company’s outstanding shares of Series A preferred stock were automatically converted into 2,065,875 shares of common stock. In connection with the completion of its IPO, the Company’s amended and restated certificate of incorporation was further amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share.
As of May 10, 2018, ALPHAEON, which is majority-owned by SCH-AEON, LLC, or SCH, owns 78.6% of the Company’s outstanding shares of common stock.
In connection with the completion of its IPO, the Company also entered into a services agreement (“Services Agreement”) with ALPHAEON Corporation (“ALPHAEON”), its controlling stockholder. The Services Agreement sets forth certain agreements between ALPHAEON and the Company that govern the respective responsibilities and obligations between ALPHAEON and the Company as it relates to the services to be performed between the parties. Pursuant to the Services Agreement, ALPHAEON provides the Company, and the Company provides ALPHAEON, certain administrative and development support services. Prior to the IPO, the Company was dependent upon ALPHAEON for a majority of its working capital and financing requirements.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net loss and comprehensive losses of 6.2 million and 4.0 million for the three months ended March 31, 2018, and 2017. Additionally, the Company used $2.2 million and $5.6 million cash for operations in the three months ended March 31, 2018, and 2017, respectively. As of March 31, 2018, the Company had 49.6 million in cash and cash equivalents and had an accumulated deficit of 82.3 million. Subsequent to December 31, 2017, the Company completed its IPO and received net proceeds of approximately $56.3 million after deducting underwriting discounts and commissions, excluding other offering costs.
The Company believes that its current capital resources will be sufficient to fund operations through at least the next twelve months from the date the financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to

Evolus, Inc.
Notes to Condensed Financial Statements

significantly reduce its scope of operations and its current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development or sales and marketing programs and other operational goals. There can be no assurance, however, that such funding efforts will be successful or that, in the event they are successful, the terms and conditions of such financing will be favorable to the company
Note 2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements for the periods prior to the Company’s IPO have been prepared on a standalone basis and are derived from ALPHAEON’s consolidated financial statements and accounting records. The Company’s financial statements included an allocation of certain assets and liabilities that have historically been held at the ALPHAEON corporate level but which were specifically identifiable or allocable to the Company. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. These results reflect amounts attributable to the Company’s business, including the costs ALPHAEON incurred for the development and commercialization of the Product and costs and expenses under the License and Supply Agreement (the “Daewoong Agreement”) entered into with Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”), a South Korean pharmaceutical manufacturer, in September 2013, as further described below in Note 5, Commitments and Contingencies.
Prior to February 12, 2018, ALPHAEON charged the Company external and internal administrative and research and development expenses ALPHAEON incurred on the Company’s behalf. External research and development expenses charged to the Company included costs for contract research organizations (“CROs”), costs to conduct nonclinical and clinical studies on the Product, costs to acquire and evaluate clinical study data such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. ALPHAEON charged these costs to the Company at the same amount that ALPHAEON incurred such cost. Internal development expenses included costs for the work that ALPHAEON development employees perform for the Company. ALPHAEON charged the Company a full-time equivalent (“FTE”) rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, depreciation, insurance and property taxes, for those research and development employees who work either directly or indirectly on the development of the Company’s drugs and certain administrative employees. ALPHAEON calculated the facility-related expenses to the Company based on a percentage of aggregate expenses incurred at ALPHAEON. ALPHAEON calculated depreciation expense of property and equipment using the straight-line method over the estimated useful lives of its assets of 3 to 5 years.
As a result, the Company historically incurred related party borrowings from ALPHAEON for its share of the internal and external expenses for each of these functions based on the Company’s relative use of each function, plus an allocation of facility-related expenses. The Company’s management believes that the allocation and results were reasonable for all periods presented. However, allocations may not be indicative of actual expense Evolus would have incurred had it operated as an independent company for the periods presented. Pursuant to the Services Agreement (see Note 1, Organization) executed in connection with the IPO and as of March 31, 2018, the Company incurred related party accounts payable to ALPHAEON of $0.7 million.
The Company has calculated its income tax amounts using a separate return methodology and has presented these amounts as if it were a separate taxpayer from ALPHAEON in each jurisdiction for each period the Company presented. Subsequent to the IPO, the Company will prepare a stand-alone tax return. As of March 31, 2018 and December 31, 2017, the Company did not have a tax sharing agreement with ALPHAEON.
The accompanying unaudited condensed financial statements and related disclosures have been prepared pursuant to Securities and Exchange Commission (the “SEC”), rules and regulations regarding interim financial reporting and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As permitted under those rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

Evolus, Inc.
Notes to Condensed Financial Statements

The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of Company management, the interim financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair statement of the interim periods. The results for the period ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2018 or for any other interim period.
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
Evolus was formed in November 2012 for the purposes of developing the Product for distribution and sale. In October 2013, in a Stock Purchase Agreement, SCH acquired all of the Company’s outstanding equity from certain former stockholders of the Company (the “Evolus Contributors”) in exchange for 15,000 Class AA units of SCH and 15,000 Class D units of SCH, which resulted in SCH obtaining a controlling financial interest in Evolus. Prior to the transaction with SCH, Evolus had executed the Daewoong Agreement with Daewoong and thereby secured exclusive rights to license and distribute the Product for aesthetic indications in the United States and certain other international markets, as well as non-exclusive rights to distribute in Japan (see Note 4, Related Party Transactions). The acquisition of the Company, which represented a business combination by SCH, was to provide SCH and ALPHAEON, access to the license held by Evolus to develop, produce and market clinical neurotoxins.
In a series of related transactions in 2013, SCH, acquired all of the Company’s outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed equity that it had acquired in 2013 to ALPHAEON. As a result of these transactions, the Company became a wholly-owned subsidiary of ALPHAEON. The Company remained a wholly-owned subsidiary of ALPHAEON until the completion of the IPO.
SCH elected to apply push-down accounting pursuant to the guidance in ASC 805, Business Combinations. Accordingly, the financial statements reflect the new basis of accounting established by SCH when SCH obtained control of the Company in October 2013. The assets acquired and liabilities assumed in connection with the acquisition were recognized based on their estimated fair values at the acquisition date. The determination of estimated fair values requires significant estimates and assumptions including, but not limited to, determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The estimated fair values assigned to the assets acquired and liabilities assumed were based on reasonable assumptions.
In connection with the acquisition, SCH and ALPHAEON, entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which they were obligated to make certain contingent payments to the Evolus Contributors. However, since Evolus did not have an obligation associated with the contingent consideration arrangement prior to February 12, 2018, no amounts were recognized in the Company’s financial statements for the contingent royalty obligation arrangement between SCH and ALPHAEON, and the Evolus Contributors. As described in Note 4, Related Party Transactions, on December 14, 2017, SCH and ALPHAEON entered into an amendment to the Stock Purchase Agreement (the “Amended Purchase Agreement”), and the Company joined as a contractual party. Certain of the Evolus Contributors from whom SCH purchased its equity interests include individuals employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s Chief Operating Officer.
Pursuant to the Amended Purchase Agreement, ALPHAEON’s existing payment obligations set forth in the Stock Purchase Agreement were replaced with revised payment obligations, which will be payable directly to the Evolus Contributors. As provided in the Amended Purchase Agreement, upon the closing of the IPO on February 12, 2018, ALPHAEON immediately and automatically assigned to the Company its payment obligations under the Amended Purchase Agreement. The fair value of these payment obligations are referred to as the “contingent royalty obligation” and the “contingent promissory note” in the accompanying condensed balance sheets.

Evolus, Inc.
Notes to Condensed Financial Statements

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Actual results could materially differ from those estimates, judgments, and assumptions. Management considers many factors in selecting appropriate financial accounting policies and controls and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
Intangible Asset
The intangible asset in the accompanying condensed balance sheets represents IPR&D projects acquired that have not yet been completed. IPR&D assets with indefinite useful lives are not amortized, but instead tested for impairment until the successful completion and commercialization or abandonment of the associated research and development efforts, at which point the IPR&D assets are either amortized over their estimated useful lives or written-off immediately. There has been no impairment of long-lived assets for any periods presented.
Deferred Initial Public Offering Costs
Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO, were capitalized. During the three months ended March 31, 2018, approximately $2.9 million of deferred offering costs were offset against IPO proceeds upon the effectiveness of the IPO in February 2018. As of December 31, 2017, $2.1 million of deferred offering costs were capitalized and deferred in “Other assets” on the balance sheet.
Joint and Several Liability Arrangements
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

Evolus, Inc.
Notes to Condensed Financial Statements

Contingent Payment Obligations Payable to the Evolus Contributors
The Company determined the fair value of the contingent royalty obligation payable to the Evolus Contributors under the Amended Purchase Agreement using a discounted cash flow method approach based on projected sales of the Product and an appropriate discount rate. Changes in the fair value of this contingent consideration are determined each period end and recorded in the operating expenses section of the condensed statements of operations and comprehensive loss and the non-current liabilities section of the condensed balance sheets. The fair value of the contingent royalty obligation could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) the amount and timing of sales of the Product, or (iii) a delay in FDA approval of the Product.
The Company also determined the fair value of the contingent promissory note payable at present value using a discount rate for similar rated debt securities and is based on an estimated date that the Company believes the contingent promissory note will mature. Accretion related to the contingent promissory note is recorded in interest expense of the condensed statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities section of the condensed balance sheets. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate, or (ii) a delay in the first commercial sale of the Product in the United States.

Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees and non-employee directors based on fair value at the date of grant. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized is net of an estimated forfeiture rate, which is updated as appropriate.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units are based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.
Compensation cost related to the grant of ALPHAEON awards to the Company’s employees is recognized as a capital contribution and in the statement of operations. The Company recorded stock-based compensation expense for the three months ended March 31, 2018, and 2017 of $1.0 million and $0.1 million, respectively.
Prior to the IPO, the ALPHAEON common stock awards were valued at fair value on the date of grant and that fair value is recognized over the requisite service period. Estimates were used to determine the fair value of these awards, as shares of ALPHAEON’s common stock are not publicly traded. ALPHAEON common stock awards are subject to specified vesting schedules and requirements. The Company estimated the fair value of each ALPHAEON option on the date of grant using the Black-Scholes model. Stock-based compensation expense is allocated to the Company over the required service period over which these ALPHAEON common stock awards and options would vest and is based upon the relative percentage of time utilized by ALPHAEON employees on Company matters.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
In addition, the SEC Staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.
The Company’s accounting for the following elements of the TCJA is incomplete, but the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. The provisional amounts described below are subject to revisions as the Company completes its analysis of the TCJA, collection of any additional data, and interpretation of any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, the Financal Accounting Standards Board (“FASB”), and other standard-setting and regulatory bodies. The Company’s accounting for the tax effects of the TCJA will be completed during the one-year measurement period.
For certain of its deferred tax assets and deferred tax liabilities, the Company has recorded a provisional decrease in net deferred tax assets of $3.2 million, with a corresponding decrease in the valuation allowance of $9.6 million, and a reduction in the net deferred tax liability and a income tax benefit of $6.3 million for the year ended December 31, 2017. This provisional estimate may be affected by other analysis related to the TCJA, including, but not limited to, adjustments made to estimates of 2017 federal temporary differences and state tax conformity with respect to federal tax provisions. There were no changes for the three months ended March 31, 2018 during the measurement period.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of convertible preferred stock and stock options outstanding. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the three months ended March 31, 2018 and 2017. See Note 8, Net Loss per Share for more information.

Recent Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update (“ASU”), No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted guidance effective January 1, 2018 and it did not have a material impact on its financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit's carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company beginning January 1, 2022 (or January 1, 2020 should the Company cease to be classified as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012). The standard requires prospective application. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its financial statements as well as whether to early adopt the new guidance.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. The amendments were effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted guidance effective January 1, 2018 and it did not have a material impact on its financial statements. However, any prospective impact to the financial statements will depend on the terms specified in any future transactions subject to the guidance in ASU 2017-01.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) which requires restricted cash to be included in the beginning-of-period and end-of-period totals with cash and cash equivalents. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years. The standard requires retrospective application. The Company adopted this standard on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s statement of cash flows. However, prior period restricted cash was added to the beginning cash and cash equivalents in the Condensed Statements of Cash Flows to conform to the current presentation.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted this standard on January 1, 2018 using the retrospective approach. The adoption of the standard did not have a material impact on the Company’s statement of cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13, which provides additional clarifications and implementation guidance on previously issue ASU 2016-02. The new guidance requires lessees to put most leases on their balance sheet but to recognize expenses on their income statement in a manner similar to current accounting principles; this will include qualitative and quantitative disclosures in the Company’s notes to the financial statements. The new guidance also eliminates the current real estate-specific provisions for all entities. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on the Company’s financial statements.
Note 3.    Goodwill and Intangible Asset
Goodwill and intangible assets were established as a result of the application of push-down accounting in connection with the acquisition by SCH in October 2013, as described in Note 2, Summary of Significant Accounting Policies. The excess of the purchase price of $56.3 million over the fair value of net assets acquired was recognized as goodwill. Goodwill recognized in connection with the acquisition is not deductible for tax purposes. The net assets acquired as of the acquisition date comprised solely of IPR&D valued at $56.1 million and a deferred tax liability of $20.9 million, which represented the difference between the book and tax basis related to the IPR&D asset. The IPR&D asset related to the development of the Product in clinical trials in the United States as of the acquisition date.
Goodwill of $21.2 million was recognized based on the excess of consideration transferred over the net assets acquired. As of March 31, 2018 and December 31, 2017, the carrying value of the IPR&D in the accompanying condensed balance sheets was $56.1 million.
The estimated fair value of the IPR&D asset on the acquisition date was determined using a discounted cash flow model using an income approach (the multiple-period excess earnings method). Significant assumptions used in the valuation included projected future cash flows, projected costs, a weighted average cost of capital and appropriate discount rates.
The IPR&D recognized represents the license and associated distribution rights to develop the Product and the ability to pursue new indications and is subject to the success of clinical studies. As part of the transaction, $13.5 million in additional cash consideration is due to Daewoong based upon Evolus’ successful completion of certain technical and sales milestones. The fair value of the milestones was recorded by the Company as an element of the acquired IPR&D at the acquisition date.
The IPR&D asset is classified as an indefinite-lived intangible asset until the successful completion and commercialization or abandonment of the associated research and development efforts.
Note 4.    Related Party Transactions
Services with ALPHAEON
Prior to the Company’s IPO and since the Company’s acquisition in 2014 by ALPHAEON, the Company had funded its operations primarily through contributions and related party borrowings from ALPHAEON. ALPHAEON has historically provided Evolus certain services, including, without limitation, research and development, general and

Evolus, Inc.
Notes to Condensed Financial Statements

administrative support services and support services. ALPHAEON had historically allocated a certain percentage of personnel to perform the services that it provides to the Company based on its good faith estimate of the required services. These allocated costs reflect the ALPHAEON FTE rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing Evolus these services. Evolus historically had not paid a mark-up on the external or internal expenses ALPHAEON allocated to it. Prior to February 12, 2018, all research and development, general and administrative, and other support services expenses shown in the Company’s financial statements for 2018 and 2017 excluding stock-based compensation which is treated as a capital contribution, were treated as related party borrowings from ALPHAEON.
In January 2018, the Company entered into the Services Agreement with ALPHAEON, which became effective upon the Company’s IPO. The Services Agreement sets forth certain agreements between ALPHAEON and the Company that governs the respective responsibilities and obligations between ALPHAEON and the Company as it relates to the services to be performed between them. The Services Agreement has a one year term and thereafter will renew for successive one year terms unless sooner terminated by either party. The Company or ALPHAEON may terminate the Services Agreement upon sixty days’ notice to the other party. In accordance with the Services Agreement, the Company paid ALPHAEON $5.0 million during the first quarter of 2018, subsequent to the IPO.
As of March 31, 2018 Evolus owed ALPHAEON $0.7 million in related party accounts payable. As of December 31, 2017, Evolus owed ALPHAEON $72.6 million in related party borrowings. See Note 6, Stockholders’ Equity (Deficit)—Deemed Distribution and Capital Contribution for information around the Company’s reorganization of its assets and liabilities immediately preceding, and in connection, with the IPO.
The following table summarizes the amounts included in Evolus’ general and administrative expenses as disclosed in the accompanying condensed statements of operations and comprehensive loss that were generated by transactions with ALPHAEON for the following periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Compensation and benefits	$184	$298
Third party service fees	84	319
Stock-based compensation	30	139
Facility related expenses	80	430
Other	5	140
	$383	$1,326
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

Evolus, Inc.
Notes to Condensed Financial Statements

ALPHAEON’s obligations under the Notes are secured by a first priority lien and security interest in substantially all of ALPHAEON’s assets, including all of the shares of the Company’s capital stock held by ALPHAEON, which as of December 31, 2017 represented all of the Company’s outstanding capital stock, as collateral for the holders of the Notes.
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
The Company initially recorded a liability and corresponding deemed distribution to ALPHAEON as a reduction to additional paid-in-capital in equity in April 2017 to reflect the joint and several liability. These amounts were subsequently adjusted to reflect changes in the balance of the Note obligation. As the Company and ALPHAEON had not agreed to what portion of this joint and several liability each would pay, the Company developed a range of amounts that it expected to pay under the Guaranty Agreements and selected the amount from within that range that it determined to be the best estimate, which equaled $138.7 million as of December 31, 2017 (2.5 times the outstanding principal amount of the Notes as of that date), representing the total principal amount due to the Note holders upon redemption of the Notes at maturity.
On December 14, 2017, the Company and ALPHAEON entered into amendments with the holder of the convertible bridge note, and with the collateral agent for the holders of the convertible promissory notes. Under the terms of the amendment it was agreed that the Company’s guaranty of the Notes and the security interest in the Company’s assets would terminate effective upon the closing of the IPO.
Subsequent to December 31, 2017, ALPHAEON issued $0.8 million additional convertible promissory notes, including $0.1 million convertible promissory notes to Murthy Simhambhatla, Ph.D., the Company’s former President and Chief Executive Officer and former member of the board of directors. As a result of this additional issuance, the total note obligations under all the Notes increased to $140.7 million (2.5 times the total outstanding principal amount of $56.3 million) on January 16, 2018.
As provided for within the Amended and Restated Secured Note Purchase Agreement and Guaranty Agreements, in conjunction with its recognition of the joint and several liability, the Company also recorded a receivable from ALPHAEON,

Evolus, Inc.
Notes to Condensed Financial Statements

which equals the current balance of the amounts it owed to ALPHAEON under its related party borrowing arrangements. No amounts were paid under this joint and several liability by the Company in the year ended December 31, 2017. The difference between the amount of the joint and several liability and the related party receivable of $66.1 million in the year ended December 31, 2017, was recorded as a deemed contribution from ALPHAEON, in stockholders’ equity (deficit) to additional paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit.
As of February 12, 2018, the Company was released of all guaranty and security obligations under the Guaranty Agreements and the security interest in Evolus’ assets was terminated. See Note 6, Stockholders’ Equity (Deficit)-Equity Related Transactions, for more information regarding equity transactions that occurred in connection with the IPO.
Evolus Contributors
Certain of the Evolus Contributors from whom SCH purchased its equity interests include individuals employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s Chief Operating Officer.
Payment Obligations Related to the Acquisition by ALPHAEON
In connection with the acquisition by SCH and ALPHAEON, as described in Note 2, Summary of Significant Accounting Policies, the Evolus Contributors were issued Class D units of SCH which contained certain rights and privileges that provide the Evolus Contributors with a 10% economic interest in Evolus. The original payment obligations included (i) a $10.0 million up-front payment upon obtaining FDA approval for the Product for the treatment of glabellar lines, (ii) perpetual quarterly royalties of a mid-teen percentage of net sales of the Product within the United States and (iii) a high-single digit percentages of net sales of the Product outside of the United States. As these future royalty streams were perpetual, ALPHAEON had the right under the Stock Purchase Agreement to terminate any future payments for a one-time lump sum payment to SCH of $145.0 million.
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
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for the Product for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of the Product within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of the Product outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 years anniversary of the first commercial sale of the Product in the United States. The revised payment obligations set forth in (ii) and (iii) above will terminate in the quarter following the 10 year anniversary of the first commercial sale of the Product in the United States. As these revised payment obligations are not perpetual, neither Evolus nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. Under the Amended Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Contributors of $56.7 million (comprised of $40.6 million related to the contingent royalty obligation and $16.1 million related to the contingent promissory note) as of February 12, 2018. See Note 7, Fair Value Measurements for more information about the Company’s accounting thereof. In addition, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations Evolus assumed from ALPHAEON, the fair value of which, as of February 12, 2018, was $56.7 million.
Under the Amended Purchase Agreement, Evolus agreed to make one-time bonuses of $1.6 million to certain of its employees upon FDA approval of the Product, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer.

Evolus, Inc.
Notes to Condensed Financial Statements

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
In addition, upon a change-of-control of Evolus, all unpaid principal will become immediately due and payable. Under the terms of the promissory note, a change-of-control is defined as (i) the sale of all or substantially all of Evolus’ assets, (ii) the exclusive license of the Product or the business related to the Product to a third-party (other than a sublicense under the Daewoong Agreement), or (iii) any merger, consolidation, or acquisition of Evolus, except a merger, consolidation, or acquisition of Evolus in which the holders of capital stock of Evolus immediately prior to such merger, consolidation, or acquisition hold at least 50% of the voting power of the capital stock of Evolus or the surviving entity. Notwithstanding the foregoing, the promissory note expressly provides that neither the IPO or any merger with or acquisition by ALPHAEON or any of its subsidiaries or affiliates constitutes a change-of-control.
Further, under the Amended Purchase Agreement, Evolus, ALPHAEON and SCH agreed to terminate the non-competition provision set forth in the contribution agreement, pursuant to which the Evolus Contributors were prohibited, subject to limited exceptions, for a period of 5 years from October 2013, from engaging in any business relating to the development, license, commercialization of, or performing any services or supervisory functions for persons or entities engaged in any business related to, a neurotoxin or neuromodulator.
As of March 31, 2018, the Company revalued the fair value of the obligations and recorded a $0.9 million charge in the condensed statements of operations and comprehensive loss. The Company will revalue the obligations at each reporting period.
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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the ”Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply the Product to Clarion in Canada, if approved.  Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous

Evolus, Inc.
Notes to Condensed Financial Statements

equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON owes the equity holders of Clarion an unwinding fee of $9.6 million (the “Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of the Product purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee ALPHAEON owes. In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion.

Under the Distribution Agreement, if the Company does not receive approval from Health Canada to promote and sell the Product in Canada prior to October 31, 2018, the Company will pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018, which damages will not reduce the Unwinding Fee. The Company does not consider this an existing obligation to record as a liability as of March 31, 2018 or until the measurement date of October 31, 2018. As of March 31, 2018, no amounts have been paid towards the Unwinding Fee.

Therapeutic Option Letter Agreement
On December 18, 2017, the Company entered into a therapeutic option letter agreement with ALPHAEON relating to certain rights to the therapeutic indications of the Product under the Daewoong Agreement. The Company may exercise the therapeutic option upon thirty days’ notice to Daewoong. The therapeutic option expires December 31, 2018. The Company recorded this transaction as a reduction in the related party borrowings and a non-cash capital contribution from ALPHAEON, in stockholders’ deficit of additional paid-in capital.
Note 5.    Commitments and Contingencies
Operating Lease
The Company leases its Santa Barbara, California offices under an operating lease. The office lease is with a third-party vendor under a non-cancelable operating lease. The office lease includes rent escalation clauses which are recorded on a straight-line basis with the difference between the rent expense accounted for over the term of the lease and actual amounts paid. Total rental expense, including allocated lease expense from ALPHAEON for the Irvine, California office, for the three months ended March 31, 2018 and 2017 was $52,000 and $41,000, respectively.
As of March 31, 2018, future minimum payments under the operating lease agreement with non-cancelable terms greater than one year are as follows (in thousands):

Remainder of 2018	$179
2019	175
2020 and thereafter	74
$428
FDA Milestone Payments
In connection with the Daewoong Agreement, as described in detail below, the Company is obligated to make future milestone payments for certain confidential development and commercial milestones associated with the Product.
License and Supply Agreement
In October 2013, Evolus entered into the Daewoong Agreement with Daewoong. Pursuant to the Daewoong Agreement, the Company has an exclusive distribution license to the Product from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Company also has an option to exercise a similar license in these territories for therapeutic indications by the end of 2018, which it has assigned to ALPHAEON during the fourth quarter of 2017 for a

Evolus, Inc.
Notes to Condensed Financial Statements

$2.5 million reduction in related party borrowings. The Product will be manufactured by Daewoong in a recently constructed facility in South Korea that is designed with the intention of complying with FDA and the European Medicines Agency’s current Good Manufacturing Practice requirements. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than the Product) in a territory covered by the Daewoong Agreement.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2018 and December 31, 2017.
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
Citizen Petition
In December 2017, Medytox filed a Citizen Petition (the “Citizen Petition”) with the FDA. The Citizen Petition seeks to delay approval of the Biologics License Application submitted by the Company to the FDA in May 2017 for the Product until the FDA determines the identity and source of the botulinum strain for the Product and validates the integrity of the data and information in the Biologics License Application. Medytox further requests that the FDA require the source and identity information in the Biologics License Application to include a single nucleotide polymorphism analysis of the whole genome sequence of the botulinum strain for the Product.
Indemnification
In accordance with the Company’s amended and restated certificate of incorporation and amended and restated bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover amounts paid for future claims.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 6.    Stockholders’ Equity (Deficit)
On February 12, 2018, the Company completed its IPO of 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, for net proceeds of $56.3 million, after deducting underwriting discounts and commissions, excluding other offering costs.
Convertible Series A Preferred Stock
At December 31, 2017, the Company had 2,500,000 shares of Series A preferred stock authorized, of which 1,250,000 were issued or outstanding. ALPHAEON, as the sole holder of Series A preferred stock, had certain dividends, conversion, redemption, voting, protective, and liquidation preferences. The number of shares of common stock to which a preferred stockholder was entitled was the product obtained by multiplying the Series A preferred stock conversion rate by the number of shares of preferred stock being converted, subject to adjustments as provided in the amended and restated certificate of incorporation.
In connection with the IPO, all shares of Series A preferred stock were converted into 2,065,875 shares of common stock. As a result, no shares of Series A convertible preferred stock were issued or outstanding as of March 31, 2018.
Preferred Stock
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As a result and at March 31, 2018, the Company had 10,000,000 shares of preferred stock authorized, of which none were issued and outstanding.
Common Stock
At December 31, 2017, the Company had 20,000,000 shares of common stock authorized, of which 16,527,000 were issued and outstanding.
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As a result and at March 31, 2018, the Company had 100,000,000 shares of common stock authorized, of which 23,640,389 were issued and outstanding.
Equity Related Transactions
As of February 12, 2018, the Company assumed from ALPHAEON the revised payment obligations under the Amended Purchase Agreement of $56.7 million (comprised of $40.6 million related to the contingent royalty obligation and $16.1 million related to the contingent promissory note). Pursuant to the Amended Purchase Agreement, ALPHAEON agreed to offset and reduce the amount of related party borrowings by the estimated value of the revised payment obligations on a dollar-for-dollar basis and pursuant to the Services Agreement, the Company paid $5.0 million to ALPHAEON in satisfaction of a portion of the outstanding related party borrowings (see Note 4, Related Party Transactions). The remaining balance of related party borrowings of $13.2 million was recharacterized as a capital contribution from ALPHAEON pursuant to the Services Agreement.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
On November 21, 2017, the board of directors and the then sole stockholder of the Company approved the Company’s 2017 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21,

Evolus, Inc.
Notes to Condensed Financial Statements

2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On January 6, 2018, pursuant to the Plan, the Company granted to certain of its employees and non-employee directors 1,496,005 options to purchase shares of its common stock (“Stock Options”), with an exercise price of $9.98 per share. In addition, on January 6, 2018, pursuant to the Plan, the Company granted restricted stock units for 230,516 shares of its common stock with a per share fair value of $9.98. The January 6, 2018 Stock Options were valued using the IPO price of the Company’s common stock of $12.00. On February 19, 2018, the Company granted to certain of its employees 102,835 options to purchase shares of its common stock with an exercise price of $11.70 per share.
The following table summarizes stock-based compensation expense (in thousands) which was allocated to Evolus by ALPHAEON and amounts recorded by Evolus pursuant to the above Plan:

	Three Months Ended March 31,
	2018	2017
General and administrative	$677	$139
Research and development	329	4
	$1,006	$143
Note 7.    Fair Value Measurements
The carrying amounts of cash equivalents, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short term nature of those instruments.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
At March 31, 2018, the Company had $49.6 million in cash and cash equivalents, a Level 1 asset; these cash and cash equivalents do not carry a maturity date. The Company believes the carrying value of cash and cash equivalents approximated its fair value. The Company did not carry a cash and cash equivalents balance at December 31, 2017.
At March 31, 2018, the Company had a $20.0 million contingent promissory note payable, a Level 2 liability, to the representative of the Evolus Contributors, that will mature 2.5 years after the anniversary date of the first commercial sale of DWP-450 in the United States. The Company measures the fair value of this contingent promissory note at present value using a discount rate for similar rated debt securities and is based on an estimated date that the Company believes the contingent promissory note will mature. At March 31, 2018, the fair value of this contingent promissory note was $16.1 million. Accretion related to the contingent promissory note is recorded in interest expense of the condensed statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities section of the condensed balance sheets. The Company did not carry a contingent promissory note payable balance at December 31, 2017. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) a delay in the first commercial sale of the Product in the United States.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following table (in thousands) presents the major security types the Company held at March 31, 2018, that are measured at fair value on a recurring basis. The Company did not hold any major security types that required a fair value measurement on a recurring basis at December 31, 2017.

		March 31, 2018
	Fair Value Hierarchy	Beginning Balance	Change in Fair Value	Ending Balance
Contingent royalty obligation payable to related party	Level 3 Liability	$39,700	$900	$40,600
The Company determines the fair value of the contingent royalty obligation using a discounted cash flow method approach based on projected net sales of the Product and an appropriate discount rate. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in the operating expenses section of the condensed statements of operations and comprehensive loss and the non-current liabilities section of the condensed balance sheets, increasing the value of the promissory note. The significant unobservable input assumptions included in the calculations were the contingent period payment probabilities, based on low single digit percentage of net sales, a discount rate derived from rates related development stage companies, and the timing of payments. The fair value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. The fair value of the contingent royalty obligation could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) the amount and timing of sales of the Product, or (iii) a delay in FDA approval of the Product.
There were no transfers between any level classifications during the three months ended March 31, 2018.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 8.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss and comprehensive loss	$(6,162)	$(3,998)
Net loss per share, basic and diluted	$(0.30)	$(0.24)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	20,226,460	16,527,000
The Company incurred a net loss for the three months ended March 31, 2018 and 2017, accordingly, the Company did not include the following dilutive common equivalent shares (in thousands):

	Three Months Ended March 31,
	2018	2017
Common stock options	1,599	—
Unvested restricted stock units	231	—
	1,830	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed financial statements and related notes include in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.
Overview
We are a medical aesthetics company focused on delivering advanced aesthetic procedures and treatments to physicians and consumers. We focus on the self-pay aesthetic market and our first product candidate, PrabotulinumtoxinA (DWP-450), is an injectable 900 kDa botulinum toxin type A complex designed to address the needs of the large and growing facial aesthetics market. We believe we will offer physicians and consumers a compelling value proposition with DWP-450. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader and the only known approved 900 kDa botulinum toxin type A complex in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation. We have completed the clinical development program for DWP-450 for the treatment of moderate to severe glabellar lines, also known as “frown lines,” between the eyebrows in the United States, EU and Canada. The U.S. Food and Drug Administration, or FDA, issued a Prescription Drug User Fee Act, or PDUFA date of May 15, 2018 for completion of its review of our Biologics License Application, or BLA. We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and it was accepted for review in July 2017 with a decision expected by the second half of 2018. We have also submitted a New Drug Submission, or NDS, in Canada and it was accepted for review in October 2017 with a decision expected by the second half of 2018.
Since our inception in 2012, we have devoted substantially all our efforts to identify and recruit personnel, conduct clinical trials, and seek regulatory approval for our DWP-450 product candidate. Our resources have largely been devoted to the clinical development of DWP-450. On September 30, 2013, we entered into a License and Supply Agreement, or the Daewoong Agreement, with Daewoong Pharmaceuticals Co., Ltd., or Daewoong, a South Korean pharmaceutical manufacturer, pursuant to which Daewoong agreed to manufacture and supply us with DWP-450 and granted us an exclusive license to develop, distribute, market and sell the product in the United States, EU, Canada, Australia, Russia, Commonwealth of Independent States, or C.I.S., and South Africa, or the covered territories. Daewoong also granted us a non-exclusive license to do the same in Japan.
In a series of related transactions in 2013, SCH-AEON, LLC, or SCH, acquired all of our outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed our equity that it had acquired in 2013 to ALPHAEON . As a result of these transactions, we became a wholly-owned subsidiary of ALPHAEON, which we remained until the completion of our initial public offering in February 2018.
We have never generated revenue from DWP-450 and have never been profitable. As of March 31, 2018, we had an accumulated deficit of $82.3 million and we incurred net losses of approximately $6.2 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.
We do not expect to receive any revenue from DWP-450 or any future product candidates that we develop unless and until we obtain regulatory approval and commercialize DWP-450 or any future product candidates, or enter into collaborative arrangements with third parties. We expect to continue to incur significant expenses and increasing net operating losses for the foreseeable future as we seek regulatory approval, prepare for and, if approved, proceed to commercialization of DWP-450. We utilized contract research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We expect to incur significant expenses related to building our commercialization infrastructure, including marketing, sales and distribution functions, inventory build prior to commercial launch and training and deploying a specialty sales force and implementing a targeted marketing campaign. We plan to launch DWP-450, if approved, in the United States by building a commercialization infrastructure with a specialty sales force of approximately 65 sales representatives within our first year of commercial launch and growing to 150 sales representatives over time. We also expect to incur additional costs associated with operating as a public company and in building our internal resources.

Initial Public Offering
On February 12, 2018, we closed our initial public offering and sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the initial public offering were approximately $60.6 million and the net proceeds were approximately $56.3 million, each after deducting underwriting discounts and commissions.
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
Daewoong License and Supply Agreement
On September 30, 2013, we entered into we entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to DWP-450 from Daewoong for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan.  We have the option, subject to certain payment conditions, to expand the permitted use of the product beyond aesthetic indications and into therapeutic indications, the latter of which we have assigned to and are currently holding in trust for ALPHAEON. Under the Daewoong Agreement, we are required to make certain minimum annual purchases upon commercialization in order to maintain the exclusivity of the license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. We further agreed to make milestone payments upon certain confidential development and commercial milestones, including a confidential payment to Daewoong upon each of FDA and EMA approval of DWP-450. Under the Daewoong Agreement, the maximum aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of DWP-450, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of DWP-450.
Payment Obligations Related to Our Acquisition by ALPHAEON
As part of our acquisition by SCH pursuant to a stock purchase agreement, or the Stock Purchase Agreement, ALPHAEON became obligated to make certain payments to SCH for the benefit of certain of our former stockholders, or the Evolus Contributors. On December 14, 2017, SCH and ALPHAEON entered into an amendment to the Stock Purchase Agreement, or the Amended Purchase Agreement, whereby we also joined as a contractual party. Pursuant to the Amended Purchase Agreement, ALPHAEON’s existing payment obligations were replaced with revised payment obligations, payable directly to the Evolus Contributors. Effective upon the closing of our initial public offering, ALPHAEON immediately and automatically assigned to us and we immediately and automatically accepted and assumed all of ALPHAEON’s payment obligations under the Stock Purchase Agreement, as amended by the Amended Purchase Agreement.
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 outside of the United States, and (iv) a $20.0 million non-interest bearing promissory note that will mature on the 2.5 year anniversary of the first commercial sale of DWP-450 in the United States, or the contingent promissory note. The revised payment obligations set forth in (ii) and (iii) above, will terminate for the quarter following the 10 year anniversary of the first commercial sale of DWP-450 in the United States. The fair value of the obligations set forth in items (i), (ii) and (iii) are valued quarterly and are referred to in our financial statements as the “contingent royalty obligation.” Under the Amended Purchase Agreement, the combined fair value of both the contingent royalty obligation and the contingent promissory note owed to the Evolus Contributors was $56.7 million as of March 31, 2018. In addition, under the Amended Purchase Agreement, Evolus agreed to make one-time bonuses to certain of its employees aggregating approximately $1.6 million pursuant to the respective terms of their offer letters, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., our Chief Medical Officer, which was previously payable out of amounts owed to the contributors under the Stock Purchase Agreement.

Upon completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the Amended Purchase Agreement. At the closing of our initial public offering, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assumed from ALPHAEON, the fair value of which, immediately prior to our initial public offering date or February 12, 2018, was $56.7 million.
Our Relationship with ALPHAEON Corporation
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we have funded our operations primarily through contributions and related party borrowings from ALPHAEON. Prior to the closing of our initial public offering, we derived the unaudited condensed financial statements we present in this Quarterly Report on Form 10-Q by allocating expenses associated with DWP-450 from ALPHAEON’s consolidated financial statements in accordance with applicable accounting standards and SEC regulations. Our management believes that the allocations and results are reasonable for all periods presented in our financial statements. However, allocations may not be indicative of the actual expense we would have incurred had we operated as an independent company for the periods presented and do not include additional expenses we expect to incur in connection with the commercialization of DWP-450, including the creation of a commercialization infrastructure and hiring of our sales force.
In January 2018, we entered into a services agreement with ALPHAEON, or the services agreement, which became effective in connection with our initial public offering. The services agreement sets forth certain terms between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us, as it relates to the services to be performed between us.
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
Prior to February 12, 2018, we incurred obligations to ALPHAEON for the research and development expenses it incurred on our behalf, which included both external and internal expenses as well as general and administrative support services. External research and development expenses included costs for CROs to conduct nonclinical and clinical studies on our product candidate, costs to acquire and evaluate clinical study data such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. Internal development expenses included costs for the work that ALPHAEON’s research and development employees perform for us.
Financial Overview
Our historical financial statements for the periods prior to our initial public offering in February 12, 2018 have been prepared on a standalone basis and are derived from ALPHAEON’s consolidated financial statements and accounting records. our unaudited condensed financial statements reflect our financial position, results of operations, and cash flows as our business was operated as part of ALPHAEON prior to the separation, in conformity with U.S. generally accepted accounting principles, or GAAP. The unaudited condensed financial statements include the allocation of certain assets and liabilities that have historically been held at the ALPHAEON corporate level but which are specifically identifiable or allocable to us. Cash and cash equivalents held by ALPHAEON were not allocated to us unless the cash was held by an entity that was transferred to us in the distribution. Most intercompany transactions between us and ALPHAEON for the periods prior to February 12, 2018 were considered to be effectively settled at the time the transaction was recorded but for those transition related services.

Prior to February 12, 2018, we derived our financial results on a standalone basis from ALPHAEON’s financial statements and accounting records and prepared them in accordance with GAAP, for three months ended March 31, 2018 and 2017, including the year ended December 31, 2017. The financial results reflect amounts attributable to our business, including the costs that ALPHAEON incurred for the development and commercialization of DWP-450 and costs and expenses under the Daewoong Agreement. Management believes that the allocations and results are reasonable for all periods presented. However, allocations may not be indicative of the actual expense we would have incurred had the business operated as an independent company for the periods presented.
The following is a description of the components of our results of operations:
General and Administrative Expenses
Our general and administrative expenses consist of salaries and personnel-related costs (other than research personnel), including stock-based compensation of ALPHAEON’s and our stock, for our employees in executive and administrative functions. Our general and administrative expenses also include professional fees for accounting, auditing and consulting services, legal services, investor relations, travel and facilities. As described above, prior to our initial public offering, ALPHAEON charged us for many of the expenses associated with these functions. Pursuant to the services agreement, ALPHAEON provides us and we provide ALPHAEON certain administrative and development support services. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. The amounts to be charged for services rendered pursuant to the services agreement will be the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period. ALPHAEON has historically charged us market rates for the portion of the resources that we use. Accordingly, we do not expect the overall general and administrative expenses representing functions historically reimbursed by ALPHAEON to change significantly as we transition functions from ALPHAEON to us, however we do expect such expenses to increase as described below. We expect to assume responsibility from ALPHAEON for these general and administrative functions as our business grows and we build our internal development and commercialization capabilities
We anticipate our general and administrative expenses to increase in the future to support our continued development and potential commercialization of DWP-450. In addition, if DWP-450 obtains regulatory approval, we expect that we will incur expenses associated with building a sales and marketing team. Increases over and above the level of work that ALPHAEON is currently performing on our behalf will result in an increase in general and administrative expenses and could include costs related to hiring additional personnel, increased office space, implementing new information technology systems and other costs associated with expanding our general and administrative functions. Our general and administrative expenses will also increase due to the costs of operating as a public company and may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
			(dollars)
Operating expenses:
Research and development	$1,678	$2,651	$(973)
General and administrative	3,467	1,215	2,252
Revaluation of contingent royalty obligation	900	—	900
Depreciation and amortization	—	111	(111)
Total operating expenses	6,045	3,977	2,068
Loss from operations	(6,045)	(3,977)	(2,068)
Interest expense, net	107	1	106
Loss before taxes	(6,152)	(3,978)	(2,174)
Income tax expense	10	20	(10)
Net loss and comprehensive loss	$(6,162)	$(3,998)	$(2,164)
Research and Development
Research and development expenses were $1.7 million during the three months ended March 31, 2018 compared to $2.7 million during the three months ended March 31, 2017, reflecting a decrease of approximately $1.0 million. The decrease was primarily attributable to a reduction of $1.2 million in our clinical trial costs associated with the completion of our Phase III clinical trials in 2017. There was also a $0.2 million decrease in market research costs, including travel and related expenses. Other 2018 research and development expenses that offset these decreases included an increase in personnel related costs such as compensation and related payroll expenses which increased by approximately $0.1 million, and stock-based compensation expense which increased by $0.3 million.
General and Administrative
General and administrative expenses were $3.5 million during the three months ended March 31, 2018 compared to $1.2 million during the three months ended March 31, 2017, reflecting an increase of approximately $2.3 million. The increase was largely attributable to $0.8 million in personnel related costs such as compensation and related payroll expenses, as well as $0.6 million in stock-based compensation. The increase was also attributable to approximately $1.2 million of professional services such an audit, tax, and recruitment fees, as well as $0.3 million of business operating costs such as office related expenses. These increases were partially offset by a $0.8 million reduction in ALPHAEON expenses allocated to us, reflecting an overall decrease in ALPHAEON operations and personnel prior to our initial public offering in 2018 compared with 2017, for services provided to us by its employees.
Revaluation of Contingent Royalty Obligation Payable to Related Party
Expense related to revaluation of our contingent royalty obligation was $0.9 million during the three months ended March 31, 2018; we incurred no such charge during the three months ended March 31, 2017, for an increase of approximately $0.9 million. During the three months ended March 31, 2018, we adjusted the fair value of the contingent royalty obligation owed to the Evolus Contributors by $0.9 million. A fair value measurement was not recorded during the three months ended March 31, 2017 since the Amended Purchase Agreement was not effective at that time.
Depreciation and Amortization
Depreciation and amortization expense was $0.1 million during the three months ended March 31, 2017. All fixed assets were fully depreciated as of December 31, 2017 and accordingly, no depreciation was recorded for the three months ended March 31, 2018.
Interest expense, net
Interest expense, net was $0.1 million during the three months ended March 31, 2018 compared to $1,000 during the three months ended March 31, 2017, for an increase of approximately $0.1 million. The increase was primarily attributable to interest expense accretion relating to the contingent promissory note payable to the Evolus Contributors.
Income tax expense
Income tax expense was $10,000 for the three months ended March 31, 2018 compared to income tax expense of $20,000 for the three months ended March 31, 2017, for an immaterial decrease of approximately $10,000.
Liquidity and Capital Resources
As of March 31, 2018, we had $49.6 million in cash or cash equivalents and stockholders’ equity of $52.0 million.
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we had funded our operations primarily through contributions and related party borrowings from ALPHAEON. We have no revenue, have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product DWP-450, including conducting nonclinical testing and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $82.3 million as of March 31, 2018 and working capital of $46.5 million as of March 31, 2018. We had net losses of $6.2 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively, and we used net cash in operating activities of $2.2 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we commercialize DWP-450, if approved.
On February 12, 2018, we closed our initial public offering and sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The gross proceeds from our initial public offering were approximately $60.6 million and the net proceeds were approximately $56.3 million, each after deducting underwriting discounts and commissions. We believe that our current capital resources will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, it may be necessary to significantly reduce our scope of operations and current rate of spending through reductions in staff and delaying, scaling back, or stopping our research and development or sales and marketing activities. Insufficient liquidity may also require us to relinquish rights to our product candidate at an earlier stage of development or on less favorable terms than we would otherwise choose.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;

•	our ability to forecast demand for our products and scale our supply to meet that demand;

•	the cost of manufacturing our product candidate or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities if our product candidate or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our product candidate or any future product candidates;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to DWP-450 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(2,201)	$(5,578)
Financing activities	51,771	5,391
Change in cash, cash equivalents, and restricted cash	49,570	(187)
Cash, cash equivalents, and restricted cash, beginning	—	187
Cash and cash equivalents, ending	$49,570	$—

Operating Activities
Our cash used in operating activities is primarily driven by our net loss and related party borrowings from ALPHAEON for expenses paid on our behalf.
Operating activities used $2.2 million of cash for the three months ended March 31, 2018 primarily resulting from our net loss of $6.2 million, a net cash inflow of $1.9 million for changes in our net operating assets and liabilities, and non-cash charges of $2.0 million. Non-cash charges included stock-based compensation of $1.0 million, the revaluation of our contingent royalty obligation of $0.9 million, and interest expense of $0.1 million related to the contingent promissory note. The change in our net operating assets and liabilities was primarily driven by a increase in accounts payable, related party accounts payable, and accrued expenses of $2.3 million, partially offset by a change in prepaid expenses of $0.4 million.
Operating activities used $5.6 million of cash for the three months ended March 31, 2017 primarily resulting from our net loss of $4.0 million, which was partially offset by non-cash charges of $0.3 million and an increase in our net operating assets and liabilities of $1.9 million. Non-cash charges included depreciation and amortization of $0.1 million and non-cash stock-based compensation of $0.1 million. The increase in our net operating assets and liabilities was primarily driven by a decrease in accounts payable of $2.0 million, partially offset by a increase in accrued expenses of $0.1 million.
Financing Activities
Our cash provided from financing activities is primarily driven by changes in our related party borrowings from ALPHAEON for expenses paid on our behalf and proceeds from our initial public offering.
Financing activities provided $51.8 million of cash during the three months ended March 31, 2018 primarily resulting from initial public offering proceeds of $56.3 million and related party borrowings from ALPHAEON of $1.1 million. These were partially offset by a $5.0 million payment to ALPHAEON from the proceeds of our initial public offering.
Financing activities provided $5.4 million of cash in the three months ended March 31, 2017 primarily resulting from related party borrowings from ALPHAEON.
Indebtedness
ALPHAEON has historically provided us certain services that were not covered under a services agreement, including, without limitation, general and administrative support services and research and development support services. ALPHAEON had allocated a certain percentage of personnel to perform the services that it provided to us based on its good faith estimate of the required services. These allocated costs have historically increased related party borrowings. The costs reflect ALPHAEON full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing us these services. We historically have not recorded a mark-up on the external or internal expenses ALPHAEON allocates to us. All ALPHAEON-provided operating expenses shown in our financial statements were treated as related party borrowings from ALPHAEON to us for the three months ended March 31, 2017 and for the period between January 1, 2018 and February 11, 2018. After the initial public offering, we no longer rely on ALPHAEON for funding.
To satisfy all outstanding related party borrowings from ALPHAEON through the closing of our initial public offering on February 12, 2018 (inclusive of amounts that have been offset pursuant to the therapeutic agreement), we remunerated ALPHAEON through three methods, each of which was agreed upon between ALPHAEON and us. First, pursuant to the Amended Purchase Agreement, upon the completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the Amended Purchase Agreement, and the outstanding related party borrowings from ALPHAEON was offset and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assume from ALPHAEON, the fair value of which, as of February 12, 2018, was $56.7 million. Second, pursuant to the services agreement, upon the completion of our initial public offering, we paid ALPHAEON $5.0 million from the proceeds of our initial public offering. Third, pursuant to the services agreement, the remaining balance of related party borrowings, after taking into account the offset and reduction of the then-fair value of all payment obligations we assumed from ALPHAEON under the Amended Purchase Agreement, and the payment of $5.0 million, each upon completion of our initial public offering, was re-characterized as a capital contribution of ALPHAEON. Pursuant to the services agreement and as of March 31, 2018, we owed ALPHAEON $0.7 million for reimbursement of our employee salaries paid by ALPHAEON.

Guaranty of ALPHAEON’s Convertible Notes and Intercreditor Agreement
Prior to the IPO, ALPHAEON was the borrower under (i) certain convertible promissory notes issued by ALPHAEON for an aggregate principal amount of approximately $53.0 million, or the convertible promissory notes, and (ii) a certain convertible bridge note issued by ALPHAEON to Longitude Venture Partners II, L.P., or Longitude for a principal amount of $2.5 million, or the convertible bridge note, collectively, the Notes. Kristine Romine, M.D., a member of our board of directors, DI, and Alpha International Investment Ltd., or Alpha, each hold one or more convertible promissory notes. Simone Blank, a member of our board of directors, is the co-owner of DI. Bosun Hau, a member of our board of directors, is employed by an entity affiliated with Alpha. In April 2017, we agreed to unconditionally guaranty ALPHAEON’s obligations under the Notes and we granted to Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, a first priority lien and security interest in substantially all of our assets pursuant to separate guaranty and security agreements, or the Evolus security agreements. We refer to the ALPHAEON security agreements and the Evolus security agreements collectively as the convertible notes security agreements. In April 2017, we, as guarantor, also entered into an amended and restated intercreditor agreement with ALPHAEON, as borrower, Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, or the intercreditor agreement. The intercreditor agreement sets forth certain rights of Longitude and DI in connection with the convertible bridge note, the convertible promissory notes and the collateral pledged pursuant to the convertible notes security agreements. ALPHAEON’s obligations under the Notes are secured by a first priority lien and security interest in substantially all of ALPHAEON’s assets, including all of the shares of our capital stock, granted by ALPHAEON to DI as collateral agent for the holders of the convertible promissory notes, and Longitude, as the holder of the convertible bridge note, pursuant to separate pledge and security agreements, or the ALPHAEON security agreements. On December 14, 2017, ALPHAEON entered into an amendment to the amended and restated secured convertible note purchase agreement, or the amendment, pursuant to which it issued the convertible promissory notes, in order to permit ALPHAEON to issue an additional $3.3 million of convertible promissory notes.
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
For periods prior to the release of the guaranty and termination of the security interest in our asset and Evolus security Agreements, we recorded this joint and several liability as Note obligations and recorded a corresponding deemed distribution to ALPHAEON as a reduction to additional paid-in-capital in equity as of April 2017 to reflect the joint and several liability. As we and ALPHAEON had not agreed to what portion of this joint and several liability each would pay, we developed a range of amounts that we expect to pay under the convertible notes security agreements and selected the amount from within that range that we determined to be the best estimate, which equaled $138.7 million as of December 31, 2017 (2.5 times the outstanding principal amount of the Notes as of that date), representing the total principal amount due to the Note holders upon redemption of the Notes at maturity. As provided for within the intercreditor agreement and convertible notes security agreements, in conjunction with our recognition of the joint and several liability, we also recorded a receivable from ALPHAEON, which equals the current balance of the amounts we owe to ALPHAEON under our related party borrowings. No amounts have been paid under this joint and several liability by us in the year ended December 31, 2017. As of December 31, 2017, the liability recorded by us to the Note holders pursuant to the above joint and several liability was $138.7 million (2.5 times the outstanding principal amount of the Notes as of that date) and the related party receivable was $72.6 million, representing the amount by which related party borrowings could be reduced pursuant to the terms of the convertible notes security agreements. The difference between the amount of the joint and several liability and the related party receivable of $66.1 million was recorded as a deemed distribution to ALPHAEON, in stockholders’ deficit as a charge to additional paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit. In connection with the completion of our initial public offering, we were released of all guarantor obligations and the Note obligation, and the related party receivable was removed from our balance sheet, with the difference recorded to stockholders’ deficit.
Subsequent to December 31, 2017, ALPHAEON issued an additional $0.8 million of convertible promissory notes in the aggregate principal amount of $56.3 million. As a result, the total note obligations under all the Notes increased to $140.7 million (2.5 times the total outstanding principal amount of the Notes).

On April 19, 2017, as a result of the entry into the Evolus security agreements, we recorded a non-cash deemed distribution to ALPHAEON.  As of December 31, 2017, the difference between the amount of the joint and several liability and the related party receivable of $66.1 million was recorded as a deemed distribution to ALPHAEON, in stockholders’ deficit as a charge to additional paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit.
In connection with the completion of our initial public offering in February 2018 and as of March 31, 2018, we were relieved of our joint and several liability and the difference between the amount of the joint and several liability and the related party borrowings of $67.0 million was recorded as a capital contribution from ALPHAEON, in stockholders’ equity (deficit) and as an increase to additional paid-in capital in the period the transaction with the related party was made.
As of February 12, 2018, we assumed from ALPHAEON the revised payment obligations under the Amended Purchase Agreement of $56.7 million (comprised of $40.6 million related to the contingent royalty obligation and $16.1 million related to the contingent promissory note). Pursuant to the Amended Purchase Agreement, ALPHAEON agreed to offset and reduce the amount of related party borrowings by the estimated value of the revised payment obligations on a dollar-for-dollar basis and pursuant to the services agreement, we paid $5.0 million to ALPHAEON in satisfaction of a portion of the outstanding related party borrowings. The remaining balance of related party borrowings of $13.2 million was recharacterized as a capital contribution from ALPHAEON pursuant to the services agreement.
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
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations and commitments during the three months ended March 31, 2018 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. We believe there have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2017, except as described below.
Stock-based Compensation
We recognize stock-based compensation expense for employees and non-employee directors based on fair value at the date of grant. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized is net of an estimated forfeiture rate, which is updated as appropriate.
We use the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of our common stock, expected risk-free interest rate, and the option’s expected life. The fair value of our restricted stock is based on the closing market price of our common stock on the date of grant.
Contingent Royalty Obligation Payable to Related Party
We determine the fair value of the contingent royalty obligation payable to the Evolus Contributors under the Amended Purchase Agreement using a discounted cash flow method approach based on projected sales of our only product candidate, DWP-450, and an appropriate discount rate. Changes in the fair value of this contingent consideration are determined each period end and recorded in the operating expenses section of our condensed statements of operations and comprehensive loss and the non-current liabilities section of our condensed balance sheets. The fair value of the contingent royalty obligation could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) the amount and timing of sales of our only product candidate, DWP-450, or (iii) a delay in FDA approval of DWP-450.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. During the three months ended March 31, 2018, our market risks changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, as noted below.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates to our contingent promissory note and contingent royalty obligation owed to the Evolus Contributors under the Amended Purchase Agreement, which were $16.1 million and $40.6 million, respectively, for the three months ended March 31, 2018. Our market risk exposure is to interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States, including interest rates related to various debt securities ratings and similarly situated debt. We measure the fair value of the contingent promissory note and of the contingent royalty obligation using an appropriate discount rate which is based on interest rates. A change in the discount rate used could affect non-cash interest expense and non-cash revaluation of contingent consideration for the contingent promissory note and contingent royalty obligation, respectively, on our condensed statements of operations and comprehensive loss. A change in the general level of interest rates could also affect the carrying balance of the foregoing liabilities on our condensed balance sheets.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, our management, with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
The following is an update to the legal proceedings disclosed in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.
Medytox Litigation
On June 7, 2017, Medytox, Inc., or Medytox, filed proceedings in the Superior Court of the State of California against us, ALPHAEON, SCH, Daewoong, among others. Medytox alleges, among other things, that Daewoong stole Medytox’s botulinum toxin, or BTX, strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture DWP-450 (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us. Medytox claims that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.
On April 27, 2018, pursuant to a motion to dismiss brought by Daewoong, the Superior Court of the State of California dismissed Medytox’s suit against Daewoong, without prejudice, on the basis that Medytox had brought a substantially similar proceeding against Daewoong in South Korea. The proceedings against us, ALPHAEON and SCH remain stayed in the Superior Court of the State of California pending resolution of the proceedings between Medytox and Daewoong in South Korea.
Item 1A.    Risk Factors.
You should carefully consider the risks and uncertainties described below together with all the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included in Part I, Item 1. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product candidate and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a medical aesthetics company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, DWP-450, which is currently our only product candidate. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or an approved product on the market. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. To date, we have not obtained any regulatory approvals for DWP-450 or generated any revenue from product sales relating to DWP-450. We continue to incur significant expenses related to regulatory approval and commercialization operations of DWP-450. We have recorded net losses of $6.2 million, $20.1 million, and $31.1 million for the three months ended March 31, 2018, and years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit as of March 31, 2018 of $82.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, DWP-450, if approved. Our ability to achieve revenue and profitability is dependent on our ability to obtain necessary regulatory approvals and successfully market and commercialize DWP-450. We have limited experience in successfully commercializing a product candidate once approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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

•
the ability of our current manufacturer and any third parties with whom we may contract to manufacture DWP-450 to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, requirements; and

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
Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit DWP-450 for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of DWP-450, obtain from Daewoong all of our product supply requirements for DWP-450 and pay to Daewoong regulatory milestone payments and other cash payments in connection with the net sales of DWP-450. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of DWP-450, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. After the commercial launch of DWP-450, if it occurs, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license if we fail to achieve minimum annual purchase targets of DWP-450 upon commercialization of the product.
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
The FDA and the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, each conducted a cGMP and pre-approval inspection of Daewoong’s manufacturing facility in South Korea related to our BLA and MAA for DWP-450 in November 2017 and February 2018, respectively. At the end of the inspection, the FDA issued an FDA Form 483 with ten inspectional observations to Daewoong. The Form 483 includes observations relating to the need for adherence to and improved procedures, processes and documentation relating to investigations of and corrective actions for non-compliance with specifications for batches and components, environmental monitoring, drug substance testing, computer system access, material handling and staff training. The MHRA issued an inspection report for the manufacturing facility. The MHRA found one major observation related to controls around the sterility assurance process and found other observations related to quality control and related processes and procedures. Daewoong timely responded to the FDA and MHRA with a plan for implementing corrective actions related to these observations. Daewoong has informed us that it believes that its responses will satisfy the requirements of the FDA and MHRA and that no significant further actions will be necessary. However, the FDA or the MHRA may not be satisfied with such response, and it may require Daewoong to take additional corrective actions or other measures, require re-inspection, or decline to approve the facility. If any of these scenarios were to occur, we and Daewoong may be required to expend significant time and resources, which could cause delays and adversely affect our results of operations. Furthermore, any failure to adequately resolve the FDA’s or MHRA’s observations at the Daewoong facility would likely cause FDA or EMA approval of DWP-450 to be delayed or denied and therefore our ability to generate revenues from DWP-450 could be materially and adversely affected and our reputation and ability to continue as a going concern could be seriously harmed.
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
Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, obtaining regulatory approvals for DWP-450 or any future product candidates;

•	the cost of commercialization activities if DWP-450 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the scope, progress, results and costs of researching and developing any future product candidates, and conducting preclinical and clinical trials;

•	our ability to accurately forecast demand for our products and the ability of our third-party manufacturers to scale production to meet that demand.

•	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	the degree and rate of market acceptance of DWP-450 or any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products;

•	costs of operating as a public company; and

•	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses.
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

•	the cost of DWP-450 and any future product candidates in relation to alternative products or treatments and willingness to pay for the product or treatment, if approved, on the part of consumers;

•	proper training and administration of DWP-450 and any future product candidates by physicians and medical staff;

•	consumer satisfaction with the results and administration of DWP-450 and any future product candidates and overall treatment experience;

•	changes in pricing, promotional and bundling efforts by competitors;

•	consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;

•	the willingness of consumers to pay for DWP-450 and any future product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that DWP-450 and any future product candidates may offer a physician as compared to alternative products or treatments;

•	the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;

•	any adverse impact on our brand resulting from key opinion leader relationships with our parent organizations, whether or not related to us;

•	our ability to compete with our competitors’ product bundling offerings as we plan to initially launch DWP-450 as a stand-along product; and

•	adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
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
In the near term, we expect to enter into the highly competitive aesthetic neurotoxin market through the commercial launch of DWP-450, if approved. In the long term, we expect to expand our focus to the broader self-pay healthcare market. While numerous companies are engaged in the development, patenting, manufacture and marketing of aesthetic neurotoxin products competitive with DWP-450, Allergan, through its product BOTOX, held approximately 73.1% of the global market share in the aesthetic neurotoxin market by revenue in 2016. Allergan plc, or Allergan, and many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, larger sales forces and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
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
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or the BPCI Act, as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. For example, one company has filed a Citizen Petition requesting that the FDA not apply the BPCI Act to pre-enactment BLAs. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
On December 18, 2017, we entered into a therapeutic agreement with ALPHAEON, or the therapeutic agreement, relating to certain rights to the therapeutic indications of DWP-450 under the Daewoong Agreement. We previously paid an aggregate of $1.0 million to Daewoong pursuant to the Daewoong Agreement to receive an option to expand the permitted uses of DWP-450 to cover all therapeutic uses in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, or the covered territories, and Japan, or the therapeutic option. Pursuant to the Daewoong Agreement, we may exercise the therapeutic option for a confidential exercise price, or the therapeutic option fee, upon thirty days’ notice to Daewoong. The therapeutic option expires December 31, 2018.
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
As of May 10, 2018, we had 27 employees, all of whom constituted full-time employees. Three of our full-time employees, including our Chief Operating Officer, J. Christopher Marmo, Ph.D., are employed by ALPHAEON and we reimburse ALPHAEON for amounts due under their respective employment agreements with ALPHAEON. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations, commercialize DWP-450 or any other product candidates, if approved, and continue our development activities. For example, we plan to hire a specialty sales force of approximately 65 sales representatives within our first year of commercial launch of DWP-450 and expect to grow our sales force to 150 sales representatives over time. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
In the future, we may rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs to conduct clinical trials on our product candidates. The third parties with whom we may contract for execution of any of our future clinical trials may play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, any of these third parties may not be our employees, and except for contractual duties and obligations, we would have limited ability to control the amount or timing of resources that they devote to any of our future programs. Although we may rely on these third parties to conduct our preclinical studies and clinical trials, we would remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and other similar regulatory authorities require us to comply with good clinical practices, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We may also rely on consultants to assist in the execution, including data collection and analysis, of any of our future clinical trials.
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
We have been indirectly funded through investments in our controlling stockholder, ALPHAEON, and its majority stockholder, SCH, in part, by leading physicians in the self-pay healthcare market, or the indirect physician investors. As a result, through ALPHAEON and SCH, these indirect physician investors may have an indirect financial interest in our success (as our successes, if any, will in part be imputed to ALPHAEON and ultimately SCH) and may be more inclined to use, promote or recommend DWP-450 to their patients and other physicians. Other physicians may become aware of the indirect and potential financial interest and investments of these indirect physician investors and realize their additional incentives in recommending DWP-450 and any of our future product candidates, if approved. If these other physicians perceive this to be a significant conflict, the other physicians may be unwilling to purchase DWP-450 or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy. If consumers perceive these indirect physician investors have a conflict of interest in recommending DWP-450 or any of our future product candidates, they may be unwilling to purchase DWP-450 or any of our future product candidates and may have a negative view of our brand, which could harm our reputation in the market. If physicians do not recommend DWP-450 or any of our future product candidates or consumers choose not to purchase any of our products as a result of these conflicts of interest, it could adversely affect our business.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, including a chief financial officer and clinical and scientific personnel. We expect to appoint a chief financial officer. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi our President, Chief Executive Officer and member of our board of directors, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of DWP-450 or any future products we develop.
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
Pursuant to the Daewoong Agreement, we have an option to expand our license to include therapeutic indications. We have, however, entered into the therapeutic agreement with ALPHAEON pursuant to which we have agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and we will hold the therapeutic option and the underlying rights in trust for ALPHAEON. Even though we presently intend to pursue an aesthetic-only non-reimbursed product strategy, if, pursuant to the therapeutic agreement, ALPHAEON consents to the expansion of our license to include therapeutic indications, which consent may be withheld for any or no reason, we may attempt to develop, promote and commercialize new treatment indications and protocols for DWP-450 in the future, but we may not receive the regulatory approvals required to do so in a timely manner, if at all. In addition, if we were to pursue regulatory approvals for additional indications, we would be required to conduct additional clinical trials or studies to support such indications, which would be time consuming and expensive, and may produce results that do not support such regulatory approvals. If we do not obtain additional regulatory approvals or obtain ALPHAEON’s consent under the therapeutic agreement, our ability to expand our business into therapeutic indications will be limited. Further, we would not be able to benefit from the pricing and marketing flexibility we currently enjoy due to our exclusive focus on the aesthetic self-pay healthcare market. We will be required to calculate DWP-450’s average sales price, inclusive of both aesthetic and therapeutic sales, for purposes of therapeutic reimbursement. As a result, we may limit our aesthetic neurotoxin discounting to protect our therapeutic neurotoxin reimbursement rate, which many of our competitors currently do. Additional regulations would also impose limits on the permitted interaction with our physician-customers. This would require us to compete without using pricing and marketing flexibility, at which we may not be successful, if at all.
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
We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In order to maintain effective internal controls, we will need to assume certain functions that have historically been provided by ALPHAEON and we will need additional financial personnel, systems and resources. Beginning with the second annual report on Form 10-K that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b). Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2023; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
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
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of our product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of our product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. Presently, we, ALPHAEON, SCH and Daewoong are defendants to a lawsuit brought by Medytox on June 7, 2017 in the Superior Court of the State of California, alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture DWP-450 (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Medytox claims that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.
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
On April 27, 2018, pursuant to a motion to dismiss brought by Daewoong, the Superior Court of the State of California dismissed Medytox’s suit against Daewoong, without prejudice, on the basis that Medytox had brought a substantially similar proceeding against Daewoong in South Korea. The proceedings against us, ALPHAEON and SCH remain stayed in the Superior Court of the State of California pending resolution of the proceedings between Medytox and Daewoong in South Korea.
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
As of May 10, 2018, ALPHAEON, which is majority-owned by SCH, owns 78.6% of our outstanding shares of common stock. As long as ALPHAEON beneficially owns a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if ALPHAEON were to beneficially own less than a majority of the voting power of our outstanding common stock, it may have the ability to influence the outcome of such corporate actions if it owns a significant portion of our common stock. In addition, if SCH chooses to sell some or all of its controlling interest in ALPHAEON, it could result in a change-of-control of ALPHAEON that could result in us being indirectly controlled by an unknown third-party.
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
In January 2018, we entered into the services agreement which became effective in connection with our initial public offering. The services agreement sets forth certain agreements between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us as it relates to the services to be performed between us.
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
Our historical financial data included in this Quarterly Report on Form 10-Q does not reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

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
As of May 10, 2018, ALPHAEON held approximately 78.6% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We, our executive officers, directors and all holders of our outstanding equity awards, and ALPHAEON, Longitude V, and Dental Innovations BVBA, or DI, agreed with the underwriters of our initial public offering that, without the prior written consent of Cantor Fitzgerald & Co., as a representative of the underwriters, we and they will not, subject to certain exceptions and extensions, during the period ending 180 days after the date of our initial public offering, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock. Cantor Fitzgerald & Co., as a representative of the underwriters, may, in its sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to the lock-up.
We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 plan, and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the lock-up agreements referred to above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares issued under these plans in the public market could have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Stock Option and Restricted Stock Unit Grants
On January 6, 2018, pursuant to our 2017 Omnibus Incentive Plan, or the Plan, we granted to certain of our employees and non-employee directors (i) options to purchase 1,496,005 shares of our common stock with an exercise price of $9.98 per share. In addition, on January 6, 2018, pursuant to the Plan and (ii) restricted stock units for 230,516 shares of our common stock with a per share fair value of $9.98.
The offer, sale and issuance of these options and restricted stock units were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. On February 16, 2018, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to the Plan.
Issuances of Common Stock upon Conversion of Preferred Stock
On February 12, 2018, upon the closing of our initial public offering, all shares of our then-outstanding Series A preferred stock automatically converted into 2,065,875 shares of our common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(2) of the Securities Act.
Use of Proceeds
On February 7, 2018, our Registration Statement on Form S-1 (File No. 333-222478) was declared effective for our initial public offering, pursuant to which we have sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, for aggregate gross proceeds of approximately $60.6 million. As a result of our initial public offering, we received aggregate net proceeds of approximately $56.3 million, after deducting underwriting discounts and commissions, excluding other offering costs. From the net proceeds of our initial public offering, we paid ALPHAEON $5.0 million pursuant to the services agreement. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or to any other affiliates.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2018.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.      Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws	8-K	001-38381	3.1	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant	S-1/A	333-222478	4.1	1/25/18
10.1	Services Agreement, dated as of January 23,2018, by and between ALPHAEON Corporation and the Registrant	S-1/A	333-222478	10.12	1/25/18
10.2+	Transfer Letter, dated as of January 22, 2018, by and between Rui Avelar and the Registrant	S-1/A	333-222478	10.27	1/25/18
10.3+	Employment Agreement, by and between Murthy Simhambhatla and the Registrant, effective as of February 12, 2018	S-1/A	333-222478	10.26	1/25/18
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X
_____________

+	Indicates management contract or compensatory plan.
#
The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

**
In accordance with Rule 402 of Regulation S-T, this interactive data file is deemed not filed or part of this Quarterly Report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	May 10, 2018	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)