Form 10-Q
period 2018-06-30
Evolus, Inc.
filed 2018-08-02
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of August 1, 2018, 26,674,991 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•
our ability to adequately respond to the deficiencies cited by the U.S. Food and Drug Administration, or FDA, in the complete response letter, or CRL, dated May 15, 2018, they issued related to our Biologics License Application, or BLA, for our DWP-450 product candidate;

•	our ability to obtain and maintain regulatory approval of our first product candidate, DWP-450, and any related restrictions, limitations and/or warnings in the label of DWP-450;

•	our ability to successfully commercialize DWP-450, if approved;

•	the potential market size, opportunity, market share and growth potential for DWP-450, if approved;

•
the attractiveness of DWP-450’s characteristics (including the benefits of a 900 kilodalton, or kDa, botulinum toxin type A complex and physician handling) and the rate and degree of physician and patient acceptance of DWP-450, if approved;

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

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash	$43,585	$—
Prepaid expenses and other current assets	1,038	185
Related party receivable	—	72,639
Total current assets	44,623	72,824
Property and equipment, net	5	—
Intangible asset	56,076	56,076
Goodwill	21,208	21,208
Other assets	22	2,125
Total assets	$121,934	$152,233
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$751	$445
Related party borrowings	—	72,639
Accrued expenses	2,933	977
Note obligation	—	138,687
Total current liabilities	3,684	212,748
Deferred rent	32	38
Contingent royalty obligation payable to Evolus Founders, a related party	48,800	—
Contingent promissory note payable to Evolus Founders, a related party	16,470	—
Deferred tax liability	15,013	14,990
Total liabilities	83,999	227,776
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Convertible Series A Preferred, $0.00001 par value; no shares authorized; 0 and 1,250,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 23,674,991 and 16,527,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	136,687	—
Accumulated deficit	(98,753)	(75,543)
Total stockholders’ equity (deficit)	37,935	(75,543)
Total liabilities and stockholders’ equity (deficit)	$121,934	$152,233
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$1,648	$1,365	$3,326	$4,016
General and administrative	6,248	803	9,715	2,018
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	8,200	—	9,100	—
Depreciation and amortization	4	107	4	218
Total operating expenses	16,100	2,275	22,145	6,252
Loss from operations	(16,100)	(2,275)	(22,145)	(6,252)
Other expense:
Interest expense, net	321	1	428	2
Loss before taxes	(16,421)	(2,276)	(22,573)	(6,254)
Income tax expense	12	20	22	40
Net loss and comprehensive loss	$(16,433)	$(2,296)	$(22,595)	$(6,294)
Net loss per share, basic and diluted	$(0.69)	$(0.14)	$(1.03)	$(0.38)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	23,687,866	16,527,000	21,961,576	16,527,000
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(22,595)	$(6,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	218
Stock-based compensation	3,630	246
Interest expense	428	—
Income tax expense	22	40
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	9,100	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(854)	(89)
Other assets	—	(157)
Accounts payable	471	(2,346)
Accrued expenses	1,935	(408)
Deferred rent	(5)	(2)
Net cash used in operating activities	(7,864)	(8,792)
Cash flows from investing activities
Purchases of property and equipment	(9)	—
Net cash used in investing activities	(9)	—
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters fees	56,330	—
Related party borrowings	1,127	8,605
Payments on related party borrowings	(5,000)	—
Payments for offering costs	(760)	—
Minimum tax withholding paid on behalf of employees for share-based awards	(239)	—
Net cash provided by financing activities	51,458	8,605
Change in cash and restricted cash	43,585	(187)
Cash and restricted cash, beginning	—	187
Cash, end of period	$43,585	$—

Supplemental disclosure of cash flow information
Non-cash financing activities:
Related party receivable	$73,690	$(68,583)
Related party borrowings	$(68,767)	$—
Note obligation	$(140,688)	$122,437
Contingent royalty obligation payable to Evolus Founders, a related party	$39,700	$—
Contingent promissory note payable to Evolus Founders, a related party	$16,042	$—
Capital contribution from parent, convertible note write-off	$66,998	$—
Capital distribution from parent	$—	$(53,854)
Capital contribution from parent, forgiveness of related party borrowings	$13,188	$—
Deferred IPO costs	$(2,885)	$—
Accounts payable, paid by parent	$(163)	$—
Deferred offering costs, unpaid	$(22)	$—
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
In January 2018, the Company’s board of directors and its then-sole stockholder approved an amendment to the Company’s amended and restated certificate of incorporation to effect a split of shares of the Company’s common stock on a 1.6527-for-1 basis (the “Stock Split”). The Company’s then-outstanding shares of convertible Series A preferred stock (“Series A preferred stock”), the par value of the common stock, and the authorized shares of the common stock were not adjusted as a result of the Stock Split. All issued and outstanding shares of common stock, stock options, restricted stock units and related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Stock Split for all periods presented. The Stock Split was effected on January 26, 2018.
On February 12, 2018 the Company completed its initial public offering (“IPO”) and issued 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, at an offering price to the public of $12.00 per share. The Company received net proceeds of approximately $56.3 million after deducting underwriting discounts and commissions, excluding other offering costs. In connection with the IPO, the Company’s then-outstanding shares of Series A preferred stock were automatically converted into 2,065,875 shares of common stock. In connection with the completion of its IPO, the Company’s amended and restated certificate of incorporation was further amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share.
In July 2018, the Company completed a follow-on public offering (the “Follow-On Offering”) in which the Company sold 3,000,000 shares of its common stock at a price to the public of $20.00 per share. The Company received net proceeds of $56.4 million from the Follow-On Offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
In connection with the completion of its IPO, the Company also entered into a services agreement (the “Services Agreement”) with ALPHAEON Corporation (“ALPHAEON”), its controlling stockholder. The Services Agreement sets forth certain agreements between ALPHAEON and the Company that govern the respective responsibilities and obligations between ALPHAEON and the Company as it relates to the services to be performed between the parties. Pursuant to the Services Agreement, ALPHAEON provides the Company, and the Company provides ALPHAEON, certain administrative and development support services. Prior to the IPO, the Company was dependent upon ALPHAEON for its working capital and financing requirements.
As of August 1, 2018, ALPHAEON, which is majority-owned by SCH-AEON, LLC (“SCH”), owns 66.0% of the Company’s outstanding shares of common stock.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net loss and comprehensive losses of $16.4 million and $22.6 million for the three and six months ended June 30, 2018, respectively. The Company also recorded net loss and comprehensive losses of $2.3 million and $6.3 million for the three and six months ended June 30, 2017, respectively. Additionally, the Company used $7.9 million and $8.8 million cash for operations in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had $43.6 million in cash and had an accumulated deficit of $98.8 million. Subsequent to June 30, 2018, the Company completed a Follow-On Offering and received net proceeds of $56.4 million, after deducting underwriting discounts and commissions, excluding other offering costs.

Evolus, Inc.
Notes to Condensed Financial Statements

The Company believes that its current capital resources together with the net proceeds from the Follow-On Offering will be sufficient to fund operations through at least the next twelve months from the date these financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its scope of operations and its current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development or sales and marketing programs and other operational goals. There can be no assurance, however, that such funding efforts will be successful or that, in the event they are successful, the terms and conditions of such financing will be favorable to the Company.
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
Prior to the Company’s IPO, ALPHAEON charged the Company external and internal administrative and research and development expenses that ALPHAEON incurred on the Company’s behalf. External research and development expenses charged to the Company included costs for contract research organizations (“CROs”), costs to conduct nonclinical and clinical studies on the Product, costs to acquire and evaluate clinical study data such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. ALPHAEON charged these costs to the Company at the same amount that ALPHAEON incurred such cost. Internal development expenses included costs for the work that ALPHAEON development employees perform for the Company. ALPHAEON charged the Company a full-time equivalent (“FTE”) rate that covers personnel-related expenses, including salaries and benefits, plus an allocation of facility-related expenses, including rent, utilities, depreciation, insurance and property taxes, for those research and development employees who work either directly or indirectly on the development of the Company’s drugs and certain administrative employees. ALPHAEON calculated the facility-related expenses to the Company based on a percentage of aggregate expenses incurred at ALPHAEON. ALPHAEON calculated depreciation expense of property and equipment using the straight-line method over the estimated useful lives of its assets of 3 to 5 years.
As a result, the Company historically incurred related party borrowings from ALPHAEON for its share of the internal and external expenses for each of these functions based on the Company’s relative use of each function, plus an allocation of facility-related expenses. The Company’s management believes that the allocation and results were reasonable for all periods presented. However, allocations may not be indicative of actual expense Evolus would have incurred had it operated as an independent company for the periods presented. As of June 30, 2018, the Company did not have any accounts receivable or payable with ALPHAEON pursuant to the Services Agreement or otherwise.
The Company has calculated its income tax amounts using a separate return methodology and has presented these amounts as if it were a separate taxpayer from ALPHAEON in each jurisdiction for each period the Company presented. Subsequent to the IPO, the Company will prepare a stand-alone tax return. As of June 30, 2018 and December 31, 2017, the Company did not have a tax sharing agreement with ALPHAEON.

Evolus, Inc.
Notes to Condensed Financial Statements

The accompanying unaudited condensed financial statements and related disclosures have been prepared pursuant to Securities and Exchange Commission (the “SEC”), rules and regulations regarding interim financial reporting and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018. As permitted under those rules, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.
The unaudited condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the interim financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2018 or for any other period.
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
Evolus was formed in November 2012 for the purposes of developing the Product for distribution and sale. In October 2013, in a Stock Purchase Agreement, SCH acquired all of the Company’s outstanding equity from certain former stockholders of the Company (the “Evolus Founders”) in exchange for 15,000 Class AA units of SCH and 15,000 Class D units of SCH, which resulted in SCH obtaining a controlling financial interest in Evolus. Prior to the transaction with SCH, Evolus had executed the Daewoong Agreement with Daewoong and thereby secured exclusive rights to license and distribute the Product for aesthetic indications in the United States and certain other international markets, as well as non-exclusive rights to distribute in Japan (see Note 4, Related Party Transactions). The acquisition of the Company, which represented a business combination by SCH, was to provide SCH and ALPHAEON, access to the license held by Evolus to develop, produce and market clinical neurotoxins.
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
In connection with the acquisition, SCH and ALPHAEON entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which they were obligated to make certain contingent payments to the Evolus Founders. However, since Evolus did not have an obligation associated with the contingent consideration arrangement prior to the Company’s IPO, no amounts were recognized in the Company’s financial statements for the contingent royalty obligation arrangement between SCH and ALPHAEON, and the Evolus Founders. As described in Note 4, Related Party Transactions, on December 14, 2017, SCH and ALPHAEON entered into an amendment to the Stock Purchase Agreement (the “Amended Purchase Agreement”), and the Company joined as a contractual party. Certain of the Evolus Founders from whom SCH purchased its equity interests include individuals employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s Chief Operating Officer.
Pursuant to the Amended Purchase Agreement, ALPHAEON’s existing payment obligations set forth in the Stock Purchase Agreement were replaced with revised payment obligations, which will be payable directly to the Evolus Founders. As

Evolus, Inc.
Notes to Condensed Financial Statements

provided in the Amended Purchase Agreement, upon the closing of the IPO on February 12, 2018, ALPHAEON immediately and automatically assigned to the Company its payment obligations under the Amended Purchase Agreement. The fair value of these payment obligations are referred to as the “contingent royalty obligation payable to Evolus Founders, a related party” and the “contingent promissory note payable to Evolus Founders, a related party” in the accompanying condensed balance sheets.
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
On an ongoing basis, the Company evaluates the most significant estimates, including those related to the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets, and royalty obligations, among others. Although the Company bases these estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
Deferred Offering Costs
Deferred offering costs, which primarily consisted of direct incremental legal and accounting fees relating to the IPO or Follow-On Offering, are capitalized. During the six months ended June 30, 2018, approximately $2.9 million of deferred offering costs were offset against proceeds from the sale of registered equity securities in the Company’s IPO. As of June 30, 2018 and December 31, 2017, $22,000 and $2.1 million, respectively, of deferred offering costs were capitalized and deferred in “Other assets” in the accompanying condensed balance sheets.
Joint and Several Liability Arrangements
The Company measures obligations resulting from joint and several liability arrangements as the sum of the amount that the Company has (i) agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amounts that the

Evolus, Inc.
Notes to Condensed Financial Statements

Company expects to pay on behalf of its co-obligors. The determination of the “best estimate” from within the range of amounts that might be paid involves substantial judgment by the Company’s management. These estimates are subject to periodic revisions at each period as the joint and several liability is re-measured.
Contingent Payment Obligations Payable to the Evolus Founders
The Company determined the fair value of the contingent royalty obligation payable to the Evolus Founders under the Amended Purchase Agreement using a discounted cash flow method approach based on projected sales of the Product and the discount rate. Changes in the fair value of this contingent consideration are determined each period end and recorded in the operating expenses section of the condensed statements of operations and comprehensive loss and the non-current liabilities section of the condensed balance sheets. The fair value of the contingent royalty obligation could be impacted by changes such as: (i) changes in the discount rate which is reflective from rates related to the Company’s stage, or (ii) the amount and timing of sales of the Product, or (iii) a delay in FDA approval of the Product.
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

Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees and non-employee directors based on fair value at the date of grant. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized is net of actual forfeitures, when they occur.
The Company also evaluates modifications made to the original terms of equity awards, when they occur or on the modification date, by first determining if the vesting conditions in the original equity award were expected to be satisfied or probable of achievement. The Company then determines if the vesting conditions in the modified equity award are expected to be satisfied or probable of achievement. The type of modification, including any changes to an employee service, market, or performance condition, determine whether the Company will record stock-based compensation expense based on the original fair value of the equity award or the fair value of the equity award on the modification date. The Company also evaluates all the relevant facts and circumstances to determine whether the stock-based compensation amortization period is appropriate.
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
Compensation cost related to the grant of Evolus awards to the Company’s employees is recognized as an increase to additional paid-in capital in the accompanying condensed balance sheets and in general and administrative or research and development expenses in the condensed statements of operations and comprehensive loss. The Company recorded stock-based compensation expense related to Evolus equity awards of $2.6 million and $3.6 million for the three and six months ended June 30, 2018, respectively.
Prior to the IPO, the ALPHAEON common stock awards were valued at fair value on the date of grant and that fair value is recognized over the requisite service period. Estimates were used to determine the fair value of these awards, as shares of ALPHAEON’s common stock are not publicly traded. ALPHAEON common stock awards are subject to specified vesting schedules and requirements. The Company estimated the fair value of each ALPHAEON option on the date of grant using the Black-Scholes model. Stock-based compensation expense is allocated to the Company over the required service period over which these ALPHAEON common stock awards and options would vest and is based upon the relative percentage of time

Evolus, Inc.
Notes to Condensed Financial Statements

utilized by ALPHAEON employees on Company matters. These ALPHAEON awards were recognized as a capital contribution which was recorded in the statement of stockholder’s equity (deficit) and a corresponding entry was recorded in the accompanying condensed statements of operations and comprehensive loss. The Company recorded stock-based compensation expense related to ALPHAEON awards of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. The Company did not record any stock-based compensation expense related to ALPHAEON awards for the three months ended June 30, 2018. The Company recorded stock-based compensation expense related to ALPHAEON awards of $30,000 for the six months ended June 30, 2018.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018. The Company calculated its best estimate of the impact of the TCJA in its 2017 income tax provision in accordance with its understanding of the TCJA and guidance available at that time.
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
The Company’s accounting for the following TCJA elements described in the next paragraph is incomplete, but the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. The provisional amounts described below are subject to revisions as the Company completes its analysis of the TCJA, collection of any additional data, and interpretation of any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service, the Financial Accounting Standards Board (“FASB”), and other standard-setting and regulatory bodies. The Company’s accounting for the tax effects of the TCJA will be completed during the one-year measurement period.
For certain of its deferred tax assets and deferred tax liabilities, the Company recorded a provisional decrease in net deferred tax assets of $3.2 million, with a corresponding decrease in the valuation allowance of $9.6 million, and a reduction in the net deferred tax liability and a income tax benefit of $6.3 million for the year ended December 31, 2017. This provisional estimate may be affected by other analysis related to the TCJA, including, but not limited to, adjustments made to estimates of 2017 federal temporary differences and state tax conformity with respect to federal tax provisions. There were no changes to the 2017 tax provision during the six months ended June 30, 2018.

Evolus, Inc.
Notes to Condensed Financial Statements

Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of convertible preferred stock and stock options outstanding. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the three and six months ended June 30, 2018 and 2017. See Note 8, Net Loss per Share for more information.

Recent Accounting Pronouncements
In June 2018, the FASB issued Accounting Standards Update (“ASU”), No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”) which amends the financial reporting for share-based payments issued to nonemployees and also expands the scope of ASC 718, Compensation - Stock Compensation to also include share-based payments issued to nonemployees for goods and services. The amendment substantially aligns accounting for share-based payments to employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its financial statements as well as whether to early adopt the new guidance.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”) which amends the scope of modification accounting for share-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018 and it did not have a material impact on its financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This standard simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit's carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company beginning January 1, 2020. The standard requires prospective application. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its financial statements as well as whether to early adopt the new guidance.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) which requires restricted cash to be included in the beginning-of-period and end-of-period totals with cash and cash equivalents. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years. The standard requires retrospective application. The Company adopted this standard on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s statement of cash flows. However, prior period restricted cash was added to the beginning cash balance in the condensed statements of cash flows to conform to the current presentation.

Evolus, Inc.
Notes to Condensed Financial Statements

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13, which provides additional clarifications and implementation guidance on previously issue ASU 2016-02. The new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands disclosure requirements of lease arrangements. The new guidance also eliminates the current real estate-specific provisions for all entities. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on the Company’s financial statements.
Note 3.    Goodwill and Intangible Asset
Goodwill and intangible assets were established as a result of the application of push-down accounting in connection with the acquisition by SCH in October 2013, as described in Note 2, Summary of Significant Accounting Policies. The excess of the purchase price of $56.3 million over the fair value of net assets acquired was recognized as goodwill. Goodwill recognized in connection with the acquisition is not deductible for tax purposes. The net assets acquired as of the acquisition date comprised solely of IPR&D valued at $56.1 million and a deferred tax liability of $20.9 million, which represented the difference between the book and tax basis related to the IPR&D asset. The IPR&D asset related to the development of the Product in clinical trials in the United States as of the acquisition date. Goodwill of $21.2 million was recognized based on the excess of consideration transferred over the net assets acquired. As of June 30, 2018 and December 31, 2017, the carrying value of the IPR&D in the accompanying condensed balance sheets was $56.1 million. As of June 30, 2018 and December 31, 2017, the carrying value of the goodwill in the accompanying condensed balance sheets was $21.2 million.
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
Note 4.    Related Party Transactions
Services with ALPHAEON
Prior to the Company’s IPO and since the Company’s acquisition in 2014 by ALPHAEON, the Company had funded its operations primarily through contributions and related party borrowings from ALPHAEON. ALPHAEON has historically provided Evolus certain services, including, without limitation, research and development, general and administrative support services and support services. ALPHAEON had historically allocated a certain percentage of personnel to perform the services that it provides to the Company based on its good faith estimate of the required services. These allocated costs reflect the ALPHAEON FTE rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing Evolus these services. Evolus historically had not paid a mark-up on the external or internal expenses ALPHAEON allocated to it. Prior to February

Evolus, Inc.
Notes to Condensed Financial Statements

12, 2018, all research and development, general and administrative, and other support services expenses shown in the Company’s financial statements for 2018 and 2017, excluding stock-based compensation, which is treated as a capital contribution, were treated as related party borrowings from ALPHAEON.
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
As of June 30, 2018 Evolus had no related party accounts receivable or payable with ALPHAEON. As of December 31, 2017, Evolus owed ALPHAEON $72.6 million in related party borrowings. See Note 7, Stockholders’ Equity (Deficit)—Deemed Distribution and Capital Contribution for information around the Company’s reorganization of its assets and liabilities immediately preceding, and in connection, with the IPO.
The following table summarizes the amounts included in Evolus’ general and administrative expenses as disclosed in the accompanying condensed statements of operations and comprehensive loss that were generated by transactions with ALPHAEON for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Compensation and benefits	$—	$238	$184	$536
Third party service fees	—	101	84	420
Stock-based compensation	—	93	30	232
Facility related expenses	—	341	80	771
Other	—	137	5	277
	$—	$910	$383	$2,236
After completion of the Company’s IPO on February 12, 2018, ALPHAEON did not incur any administrative or research and development expenses on the Company’s behalf.
Note Obligation
In 2016, ALPHAEON entered into two separate debt transactions: (i) a convertible note with one of its stockholders, also a related party (the “Bridge Note”) with a principal amount of $2.5 million and (ii) a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”) pursuant to which ALPHAEON could issue up to an aggregate of $55.0 million (“Note Facility” and together with the Bridge Note, the “Notes”). The Notes have substantially similar terms and accrue simple interest at a rate of ten percent (10%) per annum, subject to adjustment pursuant to terms of the Notes. The Notes may be paid at a redemption price equal to 2.5 times the face amount of the Note less any prepayment of principal and any principal amount of the Notes that may convert into shares of ALPHAEON on (i) maturity in December 2018, (ii) a required prepayment event, or (iii) prepayment at any time at ALPHAEON’s election. Upon the occurrence of certain corporate events at ALPHAEON, at the election of the holder, the Notes will convert into a variable number of shares of ALPHAEON with an aggregate fair value equaling the principal value of the Notes or such Notes will continue to maturity as unsecured promissory notes with a reduced interest rate.
ALPHAEON’s obligations under the Notes are secured by a first priority lien and security interest in substantially all of ALPHAEON’s assets, including all of the shares of the Company’s capital stock held by ALPHAEON, which as of December 31, 2017, represented all of the Company’s outstanding capital stock, as collateral for the holders of the Notes.

Evolus, Inc.
Notes to Condensed Financial Statements

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
Concurrent with the execution of the Guaranty Agreements with the holders of the Notes in April 2017, the Company jointly and severally agreed to pay the redemption amount of 2.5 times the principal amount of the Notes upon maturity if not paid by ALPHAEON. As a co-obligor to these Notes, the Company applied the accounting guidance provided in ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements. This guidance requires companies to measure obligations resulting from joint and several liability arrangements as the sum of the amount that the entity has (i) agreed to pay on the basis of its arrangement with its co-obligors and (ii) any additional amount that the entity expects to pay on behalf of its co-obligors.
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
As provided for within the Amended and Restated Secured Note Purchase Agreement and Guaranty Agreements, in conjunction with its recognition of the joint and several liability, the Company also recorded a receivable from ALPHAEON, which equals the current balance of the amounts it owed to ALPHAEON under its related party borrowing arrangements. No amounts were paid under this joint and several liability by the Company in the year ended December 31, 2017. The difference between the amount of the joint and several liability and the related party receivable of $66.1 million in the year ended December 31, 2017, was recorded as a deemed contribution from ALPHAEON, in stockholders’ equity (deficit) to additional

Evolus, Inc.
Notes to Condensed Financial Statements

paid-in capital in the period the transaction with the related party was made. Amounts in excess of additional paid-in capital were recorded into accumulated deficit.
As of February 12, 2018, the Company was released of all guaranty and security obligations under the Guaranty Agreements and the security interest in Evolus’ assets was terminated. See Note 7, Stockholders’ Equity (Deficit)-Equity Related Transactions, for more information regarding equity transactions that occurred in connection with the IPO.
Evolus Founders
Certain of the Evolus Founders from whom SCH purchased its equity interests include individuals employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s Chief Operating Officer.
Payment Obligations Related to the Acquisition by ALPHAEON
In connection with the acquisition by SCH and ALPHAEON, as described in Note 2, Summary of Significant Accounting Policies, the Evolus Founders were issued Class D units of SCH which contained certain rights and privileges that provide the Evolus Founders with a 10% economic interest in Evolus. The original payment obligations included (i) a $10.0 million up-front payment upon obtaining FDA approval for the Product for the treatment of glabellar lines, (ii) perpetual quarterly royalties of a mid-teen percentage of net sales of the Product within the United States and (iii) a high-single digit percentages of net sales of the Product outside of the United States. As these future royalty streams were perpetual, ALPHAEON had the right under the Stock Purchase Agreement to terminate any future payments for a one-time lump sum payment to SCH of $145.0 million.
On December 14, 2017, SCH and ALPHAEON entered into the Amended Purchase Agreement, whereby Evolus also joined as a contractual party. Pursuant to the Amended Purchase Agreement, ALPHAEON’s existing payment obligations were replaced with revised payment obligations, payable directly to the Evolus Founders, to be distributed to them ratably in accordance with their previous respective percentage ownership in Series A preferred stock, and in exchange for the cancellation of the Class D units of SCH. Pursuant to the Amended Purchase Agreement, effective upon the closing of the IPO, ALPHAEON immediately and automatically assigned to Evolus and Evolus immediately and automatically accepted and assumed all of ALPHAEON’s payment obligations under the Stock Purchase Agreement, as amended by the Amended Purchase Agreement.
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for the Product for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of the Product within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of the Product outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 years anniversary of the first commercial sale of the Product in the United States. The revised payment obligations set forth in (ii) and (iii) above will terminate in the quarter following the 10 year anniversary of the first commercial sale of the Product in the United States. As these revised payment obligations are not perpetual, neither Evolus nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. Under the Amended Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders of $56.7 million (comprised of $40.6 million related to the contingent royalty obligation and $16.1 million related to the contingent promissory note) as of February 12, 2018. See Note 6, Fair Value Measurements for more information about the Company’s accounting thereof. In addition, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations Evolus assumed from ALPHAEON, the fair value of which, as of February 12, 2018, was $56.7 million.
Under the Amended Purchase Agreement, Evolus agreed to make one-time bonuses of $1.6 million to certain of its employees upon FDA approval of the Product, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer.
Evolus will have the right to prepay the promissory note, in whole or in part, at any time and from time to time without penalty. Upon an event of default under the promissory note, all unpaid principal will become immediately due and payable at the option of the holder. An event of default will occur under the terms of the promissory note upon any of the following

Evolus, Inc.
Notes to Condensed Financial Statements

events: (i) Evolus fails to meet the obligations to make the required payments thereunder, (ii) Evolus makes an assignment for the benefit of creditors, (iii) Evolus commences any bankruptcy proceeding, or (iv) Evolus materially breaches the Stock Purchase Agreement or Tax Indemnity Agreement (which is defined below) and such breach is not cured within 30 days.
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
As of June 30, 2018, the Company determined the fair value of the contingent royalty obligation payable to the Evolus Founders, a related party, was $48.8 million and recorded charges of $8.2 million and $9.1 million for the three and six months ended June 30, 2018, respectively, in the accompanying condensed statements of operations and comprehensive loss. The charges were driven by changes in assumptions relating to the timing of cash flows and the discount rate. The Company will revalue the contingent royalty obligation payable to the Evolus Founders, a related party, at each reporting period. See Note 6, Fair Value Measurements for more information.
In connection with the Amended Purchase Agreement, Evolus entered into a tax indemnity agreement with the Evolus Founders (“Tax Indemnity Agreement”) pursuant to which, effective upon Evolus’ assumption of the revised payment obligations under the Amended Purchase Agreement, which occurred upon the completion of the IPO, Evolus was obligated to indemnify the Evolus Founders for any tax liability resulting from such assignment of the revised payment obligations from ALPHAEON to Evolus. Under the Stock Purchase Agreement, the payment obligations are contingent and are thus eligible for installment sale reporting under Section 453 of the Internal Revenue Code of 1986, as amended. The entry into the Amended Purchase Agreement would cause the Evolus Founders to be treated for U.S. federal income tax purposes as receiving a distribution from SCH of the right to receive the contingent payments in a transaction in which no gain or loss is recognized such that the Evolus Founders may continue installment sale reporting with respect to the revised payment obligations to the same extent that installment sale reporting was available to SCH with respect to the original payment obligations prior to the execution of the Amended Purchase Agreement. Under the Tax Indemnity Agreement, Evolus was obligated to indemnify the Evolus Founders for any taxes or penalties required to be paid by the Evolus Founders in the event the U.S. Internal Revenue Service or other taxing authority were to determine that Evolus’ assumption of the revised payment obligations under the Amended Purchase Agreement rendered continued installment sale reporting unavailable to the Evolus Founders. Any taxes or penalties paid by us on behalf of the Evolus Founders under the Tax Indemnity Agreement will be offset dollar-for-dollar against the promissory note and future royalties that will be payable to the Evolus Founders under the Amended Purchase Agreement.
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

Under the Distribution Agreement, if the Company does not receive approval from Health Canada to promote and sell the Product in Canada prior to October 31, 2018, the Company will pay liquidated damages to Clarion in the amount of $1.0

Evolus, Inc.
Notes to Condensed Financial Statements

million within 30 days of December 31, 2018, which damages will not reduce the Unwinding Fee. The Company has concluded that no obligation exists prior to the measurement date of October 31, 2018 and accordingly no liability has been recorded as of June 30, 2018 and no amounts have been paid towards the Unwinding Fee.

Therapeutic Option Letter Agreement
On December 18, 2017, the Company entered into a therapeutic option letter agreement with ALPHAEON whereby certain rights to the therapeutic indications of the Product under the Daewoong Agreement were transferred by the Company to ALPHAEON. The Company recorded this transaction as a reduction of $2.5 million in the related party borrowings and a non-cash capital contribution from ALPHAEON, in additional paid-in capital on the condensed balance sheets as of December 31, 2017. Under the therapeutic option letter agreement, ALPHAEON may cause the Company to exercise the rights to the therapeutic indications of the Product by paying to Evolus funds sufficient to exercise such rights. Once exercised, the rights to the therapeutic indications shall be solely in the control of ALPHAEON. Payment for the therapeutic option must be made within thirty days of notice to Daewoong of the intention to exercise the option to acquire the therapeutic rights. The therapeutic option expires December 31, 2018. As of June 30, 2018, the right to exercise the therapeutic option has not been exercised.
Note 5.    Commitments and Contingencies
Operating Lease
The Company leases its Santa Barbara, California offices under an operating lease. The office lease is with a third-party vendor under a non-cancelable operating lease. The office lease includes rent escalation clauses which are recorded on a straight-line basis with the difference between the rent expense accounted for over the term of the lease and actual amounts paid. Total rental expense, including allocated lease expense from ALPHAEON for the Irvine, California office, for the three and six months ended June 30, 2018 was $66,000 and $118,000, respectively, and $38,000 and $79,000 for three and six months ended June 30, 2017, respectively.
As of June 30, 2018, future minimum payments under the operating lease agreement with non-cancelable terms greater than one year are as follows (in thousands):

Remainder of 2018	$115
2019	175
2020 and thereafter	74
$364
FDA Milestone Payments
In connection with the Daewoong Agreement, as described in detail below, the Company is obligated to make future milestone payments for certain confidential development and commercial milestones associated with the Product.
License and Supply Agreement
In October 2013, Evolus entered into the Daewoong Agreement with Daewoong. Pursuant to the Daewoong Agreement, the Company has an exclusive distribution license to the Product from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Company also has an option to exercise a similar license in these territories for therapeutic indications by the end of 2018, which it has assigned to ALPHAEON during the fourth quarter of 2017 for a $2.5 million reduction in related party borrowings. The Product will be manufactured by Daewoong in a recently constructed facility in South Korea that is designed with the intention of complying with FDA and the European Medicines Agency’s current Good Manufacturing Practice requirements. The Company also has the option to negotiate first with Daewoong to

Evolus, Inc.
Notes to Condensed Financial Statements

secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than the Product) in a territory covered by the Daewoong Agreement.
The Daewoong Agreement also includes certain minimum annual purchases the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions, which have not yet been obtained.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2018 and December 31, 2017.
Medytox Litigation
The Company, ALPHAEON, SCH and Daewoong are defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain and that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture the Product. The Company believes it has meritorious defenses and intends to vigorously defend Medytox’s claims. Given the early stage in the Medytox litigation, the Company is unable to determine the likelihood of success of Medytox’s claims against the Company, and an estimate of the possible loss or range of loss cannot be made. While the Company is entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient.
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
Note 6.    Fair Value Measurements
The carrying amounts of cash, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short term nature of those instruments.

Evolus, Inc.
Notes to Condensed Financial Statements

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
At June 30, 2018, the Company had a $20.0 million contingent promissory note payable under the Amended Purchase Agreement, a Level 2 liability, to the representative of the Evolus Founders, that will mature 2.5 years after the anniversary date of the first commercial sale of DWP-450 in the United States. Accretion related to the contingent promissory note is recorded in interest expense of the accompanying condensed statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities section of the accompanying condensed balance sheets. The Company measures the fair value of this contingent promissory note at present value using a discount rate for similar rated debt securities and is based on an estimated date that the Company believes the contingent promissory note will mature. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) a delay in the first commercial sale of the Product in the United States.
The Company assumed the liability concurrent with the IPO and therefore, did not carry a contingent promissory note payable balance at December 31, 2017. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) a delay in the first commercial sale of the Product in the United States.

	June 30, 2018
	Carrying Balance	Fair Value
Contingent promissory note payable to Evolus Founders, a related party	$16,470	$17,100
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following table (in thousands) presents the major security types the Company held at June 30, 2018, that are measured at fair value on a recurring basis. The Company did not hold any major security types that required a fair value measurement on a recurring basis at December 31, 2017.

		Three Months Ended June 30, 2018
	Fair Value Hierarchy	April 1, 2018	Change in Fair Value	June 30, 2018
Contingent royalty obligation payable to Evolus Founders, a related party	Level 3 Liability	$40,600	$8,200	$48,800

	Fair Value Hierarchy	February 12, 2018 (Note 4)	Change in Fair Value	June 30, 2018
Contingent royalty obligation payable to Evolus Founders, a related party	Level 3 Liability	$39,700	$9,100	$48,800
The Company determines the fair value of the contingent royalty obligation payable to a related party using a discounted cash flow method approach based on projected net sales of the Product and the discount rate. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in the operating expenses section of the condensed statements of operations and comprehensive loss and the non-current liabilities section of the condensed balance sheets, increasing the value of the promissory note. The significant unobservable input assumptions included in the calculations were the contingent period payment probabilities, based on low single digit percentage of net sales, a discount rate reflective from rates related development stage companies, and the timing of payments. The fair value of the expected payments considers the time at which the obligations are expected to be settled and a discount rate that reflects the risk associated with the performance payments. The fair value of the contingent royalty obligation could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) the amount and timing of sales of the Product, or (iii) a delay in FDA approval of the Product.
There were no transfers between any level classifications during the three and six months ended June 30, 2018.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 7.    Stockholders’ Equity (Deficit)
On February 12, 2018, the Company completed its IPO of 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, for net proceeds of $56.3 million, after deducting underwriting discounts and commissions, excluding other offering costs.
In July 2018, the Company completed the Follow-On Offering in which the Company sold 3,000,000 shares of its common stock at a price to the public of $20.00 per share. The Company received net proceeds of $56.4 million from this offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
Convertible Series A Preferred Stock
At December 31, 2017, the Company had 2,500,000 shares of Series A preferred stock authorized, of which 1,250,000 were issued or outstanding. ALPHAEON, as the previous sole holder of Series A preferred stock prior to the IPO, had certain dividends, conversion, redemption, voting, protective, and liquidation preferences. The number of shares of common stock to which a preferred stockholder was entitled was the product obtained by multiplying the Series A preferred stock conversion rate by the number of shares of preferred stock being converted, subject to adjustments as provided in the amended and restated certificate of incorporation.
In connection with the IPO, all shares of Series A preferred stock were converted into 2,065,875 shares of common stock. As a result, no shares of Series A convertible preferred stock were issued or outstanding as of June 30, 2018.
Preferred Stock
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. At June 30, 2018, the Company had 10,000,000 shares of preferred stock authorized, of which none were issued and outstanding.
Common Stock
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. At June 30, 2018, the Company had 100,000,000 shares of common stock authorized, of which 23,674,991 were issued and outstanding.
Equity Related Transactions
As of February 12, 2018, the Company assumed from ALPHAEON the revised payment obligations under the Amended Purchase Agreement of $56.7 million (comprised of $40.6 million related to the contingent royalty obligation and $16.1 million related to the contingent promissory note at that date). See Note 6, Fair Value Measurements for more information. Pursuant to the Amended Purchase Agreement, ALPHAEON agreed to offset and reduce the amount of related party borrowings by the estimated value of the revised payment obligations on a dollar-for-dollar basis and pursuant to the Services Agreement. Additionally, the Company paid $5.0 million to ALPHAEON in satisfaction of a portion of the outstanding related party borrowings (see Note 4, Related Party Transactions). The remaining balance of related party borrowings of $13.2 million was recharacterized as a capital contribution from ALPHAEON pursuant to the Services Agreement.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
On November 21, 2017, the board of directors and the then-sole stockholder of the Company approved the Company’s 2017 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or

Evolus, Inc.
Notes to Condensed Financial Statements

such lesser number of shares as may be determined by the Company’s board of directors). On January 6, 2018, the Company granted to certain of its employees and non-employee directors 1,496,005 options to purchase shares of its common stock (“Stock Options”), with an exercise price of $9.98 per share. In addition, on January 6, 2018, the Company granted restricted stock units for 230,516 shares of its common stock with a per share fair value of $9.98. The January 6, 2018 Stock Options were valued using the IPO price of the Company’s common stock of $12.00. On February 19, 2018, the Company granted to certain of its employees 102,835 options to purchase shares of its common stock with an exercise price of $11.70 per share.
During the three months ended June 30, 2018, pursuant to the Plan, the Company granted 1,570,145 options to purchase shares of its common stock with a weighted average exercise price of $10.85. In addition, during the three months ended June 30, 2018, pursuant to the Plan, the Company granted restricted stock units for 80,000 shares of its common stock with a weighted average per share value of $26.22.
The following table summarizes stock-based compensation expense (in thousands) which was allocated to Evolus by ALPHAEON and amounts recorded by Evolus pursuant to the above Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$2,246	$93	$2,924	$232
Research and development	377	11	706	14
	$2,623	$104	$3,630	$246
Separation of Service with the Former Chief Executive Officer
The Company entered into a separation agreement (the “Separation Agreement”) with its then Chief Executive Officer during the three months ended June 30, 2018. Pursuant to the Separation Agreement, the Company modified previously granted stock options resulting in an incremental vesting of 100,424 stock options and related stock-based compensation expense of $0.4 million. As part of the Separation Agreement, the Company issued 50,112 shares of common stock. An additional 50,112 shares of common stock immediately vested and will be issued in February 2020. Stock-based compensation expense relating to the issuance of common stock and accelerated vesting was approximately $1.0 million. The aforementioned non-cash charges are reflected in general and administrative on the condensed statements of operations and comprehensive loss for the three months ended June 30, 2018.
Note 8.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss and comprehensive loss	$(16,433)	$(2,296)	$(22,595)	$(6,294)
Net loss per share, basic and diluted	$(0.69)	$(0.14)	$(1.03)	$(0.38)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	23,687,866	16,527,000	21,961,576	16,527,000

Evolus, Inc.
Notes to Condensed Financial Statements

The Company incurred a net loss for the three and six months ended June 30, 2018 and 2017, accordingly, the Company did not include the following dilutive common equivalent shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock options	1,054	—	2,646	—
Unvested restricted stock units	30	—	260	—
	1,084	—	2,906	—

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
Overview
We are a medical aesthetics company focused on providing physicians and consumers with expanded choices in aesthetic procedures and treatments. We focus on the self-pay aesthetic market and our first product candidate, PrabotulinumtoxinA (DWP-450), is an injectable 900 kDa botulinum toxin type A complex designed to address the needs of the large and growing facial aesthetics market. We believe we will offer physicians and consumers a compelling value proposition with DWP-450. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader and the only known approved 900 kDa botulinum toxin type A complex in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation. We have completed the clinical development program for DWP-450 for the treatment of moderate to severe glabellar lines, also known as “frown lines,” between the eyebrows in the United States, EU and Canada.
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
On May 15, 2018, we received a CRL from the FDA related to our BLA for DWP-450 for the treatment of glabellar lines in adult patients, which we submitted in May 2017. The FDA indicated in the CRL that our BLA was not sufficient for approval as originally submitted due to a number of cited deficiencies. The deficiencies cited by the FDA were limited to items related to Chemistry, Manufacturing, and Controls, or CMC processes. No deficiencies were cited relating to matters involving clinical or non-clinical items, including no deficiencies in our clinical and non-clinical trial or study reports. Additionally, on May 8, 2018, the FDA issued to Daewoong an Establishment Inspection Report, or EIR, confirming the completion of the pre-approval inspection of Daewoong's manufacturing facility for DWP-450. The EIR classifies Daewoong’s manufacturing facility as acceptable and confirms that the observations noted in an FDA Form 483 in November 2017 are resolved.
We responded to the CRL on August 2, 2018 by resubmitting our BLA with information to address the deficiencies noted by the FDA. We expect DWP-450 to be approved by the FDA in Spring 2019.
We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and it was accepted for review in July 2017. We expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, by the first quarter of 2019. If the CHMP provides a favorable opinion, we would expect approval of our MAA in the first half of 2019. We have also submitted a New Drug Submission, or NDS, to Health Canada and it was accepted for review in October 2017, with a commercial launch in Canada that we expect by the first half of 2019. In the event that we do not receive approval for our NDS from Health Canada prior to October 31, 2018, we will owe our distributor of DWP-450 in Canada, Clarion Medical Technologies Inc., or Clarion, a $1.0 million payment due within 30 days of December 31, 2018.
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

We have never generated revenue from DWP-450 and have never been profitable. As of June 30, 2018, we had an accumulated deficit of $98.8 million. We incurred net losses of approximately $16.4 million and $22.6 million for the three and six months ended June 30, 2018, respectively. We also incurred net losses of approximately $2.3 million and $6.3 million for three and six months ended June 30, 2017, respectively.
We do not expect to receive any revenue from DWP-450 or any future product candidates that we develop unless and until we obtain regulatory approval and commercialize DWP-450 or any future product candidates, or enter into collaborative arrangements with third parties. We expect to continue to incur significant expenses and increasing net operating losses for the foreseeable future as we seek regulatory approval, prepare for and, if approved, proceed to commercialization of DWP-450. We utilized contract research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We expect to incur significant expenses related to building our commercialization infrastructure, including marketing, sales and distribution functions, inventory build prior to commercial launch and training and deploying a specialty sales force and implementing a targeted marketing campaign. We plan to launch DWP-450, if approved, in the United States by building a commercialization infrastructure with a specialty sales force, which we expect to exceed one hundred sales representatives. We would plan to begin hiring these sales representatives upon FDA approval. We also expect to incur additional costs associated with operating as a public company and in building our internal resources.
Initial Public Offering
In February 2018, we completed our initial public offering and sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $56.3 million, after deducting underwriting discounts and commissions and excluding other offering expenses.
Follow-on Public Offering
In July 2018, we completed a follow-on public offering, or the July 2018 public offering, in which we sold 3,000,000 shares of our common stock at a public offering price of $20.00 per share. The net proceeds were $56.4 million, after deducting underwriting discounts and commissions, excluding other estimated offering expenses.
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
Payment Obligations Related to Our Acquisition by ALPHAEON
As part of our acquisition by SCH pursuant to a stock purchase agreement, or the Stock Purchase Agreement, ALPHAEON became obligated to make certain payments to SCH for the benefit of certain of our former stockholders, or the Evolus Founders. On December 14, 2017, SCH and ALPHAEON entered into an amendment to the Stock Purchase Agreement, or the Amended Purchase Agreement, whereby we also joined as a contractual party. Pursuant to the Amended Purchase Agreement, ALPHAEON’s existing payment obligations were replaced with revised payment obligations, payable directly to the Evolus Founders. Effective upon the closing of our initial public offering, ALPHAEON immediately and automatically assigned to us and we immediately and automatically accepted and assumed all of ALPHAEON’s payment obligations under the Stock Purchase Agreement, as amended by the Amended Purchase Agreement.

Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 outside of the United States, and (iv) a $20.0 million non-interest bearing promissory note that will mature on the 2.5 year anniversary of the first commercial sale of DWP-450 in the United States, or the contingent promissory note. The revised payment obligations set forth in (ii) and (iii) above, will terminate for the quarter following the 10 year anniversary of the first commercial sale of DWP-450 in the United States. The fair value of the obligations set forth in items (i), (ii) and (iii) are valued quarterly and are referred to in our financial statements as the “contingent royalty obligation.” Under the Amended Purchase Agreement, the combined fair value of both the contingent royalty obligation and the contingent promissory note owed to the Evolus Founders was $65.3 million as of June 30, 2018. In addition, under the Amended Purchase Agreement, we agreed to make one-time bonuses to certain of its employees aggregating approximately $1.6 million pursuant to the respective terms of their offer letters, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., our Chief Medical Officer, which was previously payable out of amounts owed to the Evolus Founders under the Stock Purchase Agreement.
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
Our Relationship with ALPHAEON Corporation
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we funded our operations primarily through contributions and related party borrowings from ALPHAEON. For periods prior to the completion of our initial public offering on February 12, 2018, we derived the unaudited condensed financial statements that we present in this Quarterly Report on Form 10-Q by allocating expenses associated with DWP-450 from ALPHAEON’s consolidated financial statements in accordance with applicable accounting standards and SEC regulations. Our management believes that the allocations and results are reasonable for all periods presented in our financial statements. However, allocations may not be indicative of the actual expense we would have incurred had we operated as an independent company for the periods presented and do not include additional expenses we expect to incur in connection with the commercialization of DWP-450, including the creation of a commercialization infrastructure and hiring of our sales force.
In January 2018, we entered into a services agreement with ALPHAEON, or the services agreement, which became effective in connection with our initial public offering. The services agreement sets forth certain terms between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us, as it relates to the services to be performed between us.
Pursuant to the services agreement, ALPHAEON provides us, and we provide ALPHAEON, as the case may be, certain administrative and development support services. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. In addition, pursuant to the services agreement, we sublease from ALPHAEON part of its lease for an office space encompassing approximately 3,639 square feet of space, as certain of our employees are located in this office space.
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
Financial Overview
Our historical financial statements for the periods prior to our initial public offering on February 12, 2018 have been prepared on a standalone basis and are derived from ALPHAEON’s consolidated financial statements and accounting records. Our unaudited condensed financial statements reflect our financial position, results of operations, and cash flows as our business was operated as part of ALPHAEON prior to the separation, in conformity with U.S. generally accepted accounting principles, or GAAP. The unaudited condensed financial statements include the allocation of certain assets and liabilities that had historically been held at the ALPHAEON corporate level but which were specifically identifiable or allocable to us. Cash held by ALPHAEON were not allocated to us unless the cash was held by an entity that was transferred to us in the distribution. Most intercompany transactions between us and ALPHAEON for the periods prior to February 12, 2018 were considered to be effectively settled at the time the transaction was recorded but for those transition-related services.
Prior to February 12, 2018, we derived our financial results on a standalone basis from ALPHAEON’s financial statements and accounting records and prepared them in accordance with GAAP, for six months ended June 30, 2018 and 2017, including the year ended December 31, 2017. The financial results reflect amounts attributable to our business, including the costs that ALPHAEON incurred for the development and commercialization of DWP-450 and costs and expenses under the Daewoong Agreement. Management believes that the allocations and results are reasonable for all periods presented. However, allocations may not be indicative of the actual expense we would have incurred had the business operated as an independent company for the periods presented.
The following is a description of the components of our results of operations:
General and Administrative Expenses
Our general and administrative expenses consist of salaries and personnel-related costs (other than research personnel), including stock based compensation, for our employees in executive and administrative functions. Our general and administrative expenses also include professional fees for accounting, auditing and consulting services, legal services, investor relations, travel and facilities.
As described above, prior to our initial public offering, ALPHAEON charged us for many of the expenses associated with these functions, including the grant of stock-based compensation of ALPHAEON’s stock. Pursuant to the services agreement, ALPHAEON provides us and we provide ALPHAEON certain administrative and development support services. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. The amounts to be charged for services rendered pursuant to the services agreement will be the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period. ALPHAEON has historically charged us market rates for the portion of the resources that we use. Accordingly, we do not expect the overall general and administrative expenses representing functions historically reimbursed by ALPHAEON to change significantly as we transition functions from ALPHAEON to us, however we do expect such expenses to increase as described below. We expect to assume responsibility from ALPHAEON for these general and administrative functions as our business grows and we build our internal development and commercialization capabilities.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018	2017	Change
			(dollars)
Operating expenses:
Research and development	$1,648	$1,365	$283
General and administrative	6,248	803	5,445
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	8,200	—	8,200
Depreciation and amortization	4	107	(103)
Total operating expenses	16,100	2,275	13,825
Loss from operations	(16,100)	(2,275)	(13,825)
Interest expense, net	321	1	320
Loss before taxes	(16,421)	(2,276)	(14,145)
Income tax expense	12	20	(8)
Net loss and comprehensive loss	$(16,433)	$(2,296)	$(14,137)
Research and Development
Research and development expenses were $1.6 million during the three months ended June 30, 2018 compared to $1.4 million during the three months ended June 30, 2017, reflecting an increase of approximately $0.3 million. The increase was primarily attributable to personnel related costs such as compensation and related payroll expenses. We expect our research and development expenses for 2018 to remain consistent with 2017.
General and Administrative
General and administrative expenses were $6.2 million during the three months ended June 30, 2018 compared to $0.8 million during the three months ended June 30, 2017, reflecting an increase of approximately $5.4 million. The increase was largely attributable to personnel related costs such as compensation and related payroll expenses, as well as stock-based compensation that included a modification of an equity award to our former Chief Executive Officer and the hiring of new corporate personnel. The increase was also attributable to professional services such an audit, tax, and recruitment fees, as well as office related expenses. We expect our general and administrative expenses to continue to increase as we approach commercialization.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
Expense related to revaluation of our contingent royalty obligation was $8.2 million during the three months ended June 30, 2018 driven by changes in the assumptions relating to the timing of cash flows and the discount rate. We incurred no such charge during the three months ended June 30, 2017 as the Amended Purchase Agreement was not effective at that time.
Depreciation and Amortization
Depreciation and amortization expense was $4,000 during the three months ended June 30, 2018 compared to $0.1 million during the three months ended June 30, 2017 reflecting a decrease of approximately $0.1 million. Depreciation expense consists of depreciation on furnishings used by general administrative personnel.
Interest Expense, Net
Interest expense, net was $0.3 million during the three months ended June 30, 2018 compared to $1,000 during the three months ended June 30, 2017, reflecting an increase of approximately $0.3 million. The increase was primarily attributable to accretion of interest expense relating to the contingent promissory note payable to the Evolus Founders.
Income Tax Expense
Income tax expense was $12,000 for the three months ended June 30, 2018 compared to income tax expense of $20,000 for the three months ended June 30, 2017, reflecting an immaterial decrease of approximately $8,000.

Comparison of the Six Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
			(dollars)
Operating expenses:
Research and development	$3,326	$4,016	$(690)
General and administrative	9,715	2,018	7,697
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	9,100	—	9,100
Depreciation and amortization	4	218	(214)
Total operating expenses	22,145	6,252	15,893
Loss from operations	(22,145)	(6,252)	(15,893)
Interest expense, net	428	2	426
Loss before taxes	(22,573)	(6,254)	(16,319)
Income tax expense	22	40	(18)
Net loss and comprehensive loss	$(22,595)	$(6,294)	$(16,301)
Research and Development
Research and development expenses were $3.3 million during the six months ended June 30, 2018 compared to $4.0 million during the six months ended June 30, 2017, reflecting a decrease of approximately $0.7 million. The decrease was primarily attributable to a reduction of our clinical trial costs associated with the completion of our clinical trials in 2017.
General and Administrative
General and administrative expenses were $9.7 million during the six months ended June 30, 2018 compared to $2.0 million during the six months ended June 30, 2017, reflecting an increase of approximately $7.7 million. The increase was largely attributable to personnel related costs such as compensation and related payroll expenses for new corporate personnel, as well as stock-based compensation that included a modification of an equity award to our former Chief Executive Officer and the hiring of new corporate personnel. The increase was also attributable professional services such as audit, tax, and recruitment fees, as well as office related expenses and investor relations efforts. In addition, there were slight increases in marketing and legal costs, including travel and related expenses related to preliminary commercial marketing efforts.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
Expense related to revaluation of our contingent royalty obligation was $9.1 million during the six months ended June 30, 2018 driven by changes in the assumptions related to the timing of cash flows and the discount rate. We incurred no such charge during the six months ended June 30, 2017 as the Amended Purchase Agreement was not effective at that time.
Depreciation and Amortization
Depreciation and amortization expense was $4,000 during the six months ended June 30, 2018 compared to $0.2 million during the six months ended June 30, 2017, reflecting a decrease of approximately $0.2 million. Depreciation expense consists of depreciation on furnishings used by general administrative personnel.
Interest Expense, Net
Interest expense, net was $0.4 million during the six months ended June 30, 2018 compared to $2,000 during the six months ended June 30, 2017, reflecting an increase of approximately $0.4 million. The increase was primarily attributable to accretion of interest expense relating to the contingent promissory note payable to the Evolus Founders.

Income Tax Expense
Income tax expense was $22,000 for the six months ended June 30, 2018 compared to income tax expense of $40,000 for the six months ended June 30, 2017, for an immaterial decrease of approximately $18,000.
Liquidity and Capital Resources
As of June 30, 2018, we had $43.6 million in cash and stockholders’ equity of $37.9 million.
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we had funded our operations primarily through contributions and related party borrowings from ALPHAEON. We have no revenue, have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product DWP-450, including conducting nonclinical testing and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $98.8 million as of June 30, 2018 and working capital of $40.9 million as of June 30, 2018. We had net losses of $22.6 million and $6.3 million for the six months ended June 30, 2018 and 2017, respectively, and we used net cash in operating activities of $7.9 million and $8.8 million for the six months ended June 30, 2018 and 2017, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we commercialize DWP-450, if approved.
In February 2018, we completed our initial public offering and sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $56.3 million, each after deducting underwriting discounts and commissions and excluding other offering expenses.
In July 2018, we completed a Follow-On Offering in which we sold 3,000,000 shares of our common stock at a price of $20.00 per share. We received net proceeds of $56.4 million from this offering, after deducting underwriting discounts, commissions and excluding other offering expenses.
We believe that our current capital resources together with the net proceeds from the July 2018 public offering will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;

•	our ability to forecast demand for our products and scale our supply to meet that demand;

•	the cost of manufacturing our product candidate or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities if our product candidate or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization, the productivity of that sales force and the market acceptance of our products;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our product candidate or any future product candidates;

•	the expenses needed to attract and retain skilled personnel;

•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to DWP-450 and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(7,864)	$(8,792)
Investing activities	(9)	—
Financing activities	51,458	8,605
Change in cash and restricted cash	43,585	(187)
Cash and restricted cash, beginning	—	187
Cash, end of period	$43,585	$—
Operating Activities
Our cash used in operating activities is primarily driven by our net loss.
Operating activities used $7.9 million of cash for the six months ended June 30, 2018 primarily resulting from our net loss of $22.6 million, a net cash inflow of $1.5 million for changes in our net operating assets and liabilities, and non-cash charges of $13.2 million. Non-cash charges included stock-based compensation of $3.6 million, the revaluation of our contingent royalty obligation of $9.1 million, and interest expense of $0.4 million related to the contingent promissory note. The change in our net operating assets and liabilities was primarily driven by a increase in accounts payable and accrued expenses of $2.4 million, partially offset by a change in prepaid expenses of $0.9 million.
Operating activities used $8.8 million of cash for the six months ended June 30, 2017 primarily resulting from our net loss of $6.3 million, which was partially offset by non-cash charges of $0.5 million and an increase in our net operating assets and liabilities of $3.0 million. Non-cash charges primarily included depreciation and amortization of $0.2 million and non-cash stock-based compensation of $0.2 million. The increase in our net operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued expenses of $2.8 million.
Investing Activities
Investing activities used $9,000 of cash for the six months ended June 30, 2018 for the purchases of office equipment. There were no investing activities for the six months ended June 30, 2017.

Financing Activities
Our cash provided from financing activities is primarily driven by changes in our related party borrowings from ALPHAEON for expenses paid on our behalf and proceeds from our initial public offering.
Financing activities provided $51.5 million of cash during the six months ended June 30, 2018 primarily resulting from initial public offering proceeds of $56.3 million and related party borrowings from ALPHAEON of $1.1 million. These were partially offset by a $5.0 million payment to ALPHAEON from the proceeds of our initial public offering, $0.8 million for offering cost payments, and $0.2 million related to minimum tax withholdings paid on behalf of employees for share-based awards.
Financing activities provided $8.6 million of cash in the six months ended June 30, 2017 resulting from related party borrowings from ALPHAEON.
Indebtedness
ALPHAEON has historically provided us certain services that were not covered under a services agreement, including, without limitation, general and administrative support services and research and development support services. ALPHAEON had allocated a certain percentage of personnel to perform the services that it provided to us based on its good faith estimate of the required services. These allocated costs have historically increased related party borrowings. The costs reflect ALPHAEON full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing us these services. We historically have not recorded a mark-up on the external or internal expenses ALPHAEON allocates to us. All ALPHAEON-provided operating expenses shown in our financial statements were treated as related party borrowings from ALPHAEON to us for the six months ended June 30, 2017 and for the period between January 1, 2018 and February 11, 2018. After the initial public offering, we no longer rely on ALPHAEON for funding and in connection with the closing of our initial public offering the related party borrowings were settled in full.
As of the completion of our initial public offering on February 12, 2018, we assumed from ALPHAEON the revised payment obligations under the Amended Purchase Agreement of $56.7 million (comprised of $40.6 million related to the contingent royalty obligation and $16.1 million related to the contingent promissory note as of that date).
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
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations and commitments during the six months ended June 30, 2018 as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Stock-based Compensation
We recognize stock-based compensation expense for employees and non-employee directors based on fair value at the date of grant. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized is net of actual forfeitures, when they occur.
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
Contingent Royalty Obligation and Promissory Note Payable to Evolus Founders
We determine the fair value of the contingent royalty obligation payable to the Evolus Founders under the Amended Purchase Agreement using a discounted cash flow method approach based on projected sales of our only product candidate, DWP-450, and the discount rate. Changes in the fair value of this contingent consideration are determined each period end and recorded in the operating expenses section of our condensed statements of operations and comprehensive loss and the non-current liabilities section of our condensed balance sheets. The fair value of the contingent royalty obligation could be impacted by changes such as: (i) changes in the discount rate which is reflective from rates related to our stage, or (ii) the amount and timing of sales of our only product candidate, DWP-450, or (iii) a delay in FDA approval of DWP-450.
We also determined the fair value of the contingent promissory note payable at present value using a discount rate for similar rated debt securities and is based on an estimated date that we believe the contingent promissory note will mature.
Accretion related to the contingent promissory note is recorded in interest expense of the condensed statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities section of the condensed balance sheets. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate, or (ii) a delay in the first commercial sale of DWP-450 in the United States.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. During the six months ended June 30, 2018, our market risks changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, as noted below.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates to our contingent promissory note and contingent royalty obligation owed to the Evolus Founders under the Amended Purchase Agreement, which were $16.5 million and $48.8 million, respectively, for the six months ended June 30, 2018. Our market risk exposure is to interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States, including interest rates related to various debt securities ratings and similarly situated debt. We measure the fair value of the contingent promissory note and of the contingent royalty obligation using an appropriate discount rate which is based on interest rates. A change in the discount rate used could affect non-cash interest expense and non-cash revaluation of contingent consideration for the contingent promissory note and contingent royalty obligation, respectively, on our condensed statements of operations and comprehensive loss. A change in the general level of interest rates could also affect the carrying balance of the foregoing liabilities on our condensed balance sheets.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
There have been no material developments with respect to the information previously reported in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 or in Item 1 “Legal Proceedings” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
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
We are a medical aesthetics company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, DWP-450, which is currently our only product candidate. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or an approved product on the market. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. To date, we have not obtained any regulatory approvals for DWP-450 or generated any revenue from product sales relating to DWP-450. We continue to incur significant expenses related to regulatory approval and commercialization operations of DWP-450. We have recorded net losses of $22.6 million, $4.5 million, and $20.1 million for the six months ended June 30, 2018, and years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit as of June 30, 2018 of $98.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, DWP-450, if approved. Our ability to achieve revenue and profitability is dependent on our ability to obtain necessary regulatory approvals and successfully market and commercialize DWP-450. We have limited experience in successfully commercializing a product candidate once approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We currently depend entirely on the successful and timely regulatory approval and commercialization of our only product candidate, DWP-450. DWP-450 may not receive regulatory approval or, if it does receive regulatory approval, we may not be able to successfully commercialize it.
We currently have only one product candidate, DWP-450, and our business presently depends entirely on our ability to obtain regulatory approval for DWP-450 and to successfully commercialize it in a timely manner. We have no products currently approved for sale and we may never be able to develop marketable products. We are not permitted to market DWP-450 in the United States until we receive approval of a BLA from the FDA, in the EU until we receive approval of an MAA from the EMA, in Canada until we receive approval of an NDS from Health Canada or in any other countries permitted under the Daewoong Agreement until we receive the requisite approval from the applicable regulatory authorities in such countries. On May 15, 2018, we received a CRL from the FDA related to our BLA for DWP-450. The FDA indicated in the CRL that that our BLA was not sufficient for approval due to a number of cited deficiencies in the CMC processes portion of our submission. We responded to the CRL by resubmitting our BLA with additional information on August 2, 2018 and expect DWP-450 to be approved by the FDA in Spring 2019. We submitted an MAA to the EMA and it was accepted for review in July 2017. We expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, by the end of 2018 or the first quarter of 2019. If the CHMP provides a favorable opinion, we would expect approval of our MAA in the first half of 2019. We have also submitted an NDS to Health Canada and it was accepted for review in October 2017 with a commercial launch in Canada that we expect by the first half of 2019. In the event that we do not receive approval for our NDS from Health Canada prior to October 31, 2018, we will owe Clarion a $1.0 million payment due within 30 days of December 31, 2018.
We do not know if or when we will receive any such approvals or whether we will need to make modifications or significant additional expenditures to obtain any such approvals. In addition, even if we receive approval in one country, we may not receive approval in any other jurisdiction.
Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, depend entirely on the successful and timely regulatory approval and commercialization of DWP-450. The regulatory and commercial success of DWP-450 will depend on a number of factors, including the following:

•	whether we are required by the FDA, EMA or other similar regulatory authorities to conduct additional clinical trials or meet other requirements to support the approval of DWP-450;

•	our success in educating physicians and consumers about the benefits, administration and use of DWP-450, if approved;

•	the prevalence, duration and severity of potential side effects experienced with DWP-450;

•	the timely receipt of necessary marketing approvals from the FDA, EMA and other similar regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to DWP-450;

•	the ability to raise additional capital on acceptable terms, or at all, if needed, to support the commercial launch of DWP-450;

•	the acceptance by physicians and consumers of the safety and efficacy of DWP-450, if approved;

•	our ability to successfully commercialize DWP-450, if approved, whether alone or in collaboration with others;

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
We may be unable to obtain regulatory approval for DWP-450 or any future product candidates under applicable regulatory requirements. The FDA, EMA and other similar regulatory authorities have substantial discretion in the approval process, as evidenced by our receipt of a CRL related to our BLA submission for DWP-450, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would delay commercialization and have a material and adverse effect on our potential to generate revenue, our business and our operating results.
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
To gain approval to market a biologic product such as DWP-450, we must provide the FDA, the EMA and other similar regulatory authorities with clinical data that adequately demonstrates the safety, efficacy, purity and potency of the product for the intended indication applied for in a BLA, an MAA or other respective regulatory filing. The development and approval of biologic products is a long, expensive and uncertain process, and delay or failure can occur at any stage. The approval process across jurisdictions is also not necessarily the same in time or scope.
The regulatory review and approval processes are expensive and lengthy, and their outcome is inherently uncertain, as evidenced by our receipt of a CRL related to our BLA submission for DWP-450. Although we have completed a comprehensive five-study clinical development program in the United States, EU and Canada to meet the regulatory requirements for a BLA in the United States, an MAA in the EU, and an NDS in Canada for DWP-450 for the treatment of moderate to severe glabellar lines, we may not receive marketing approval for DWP-450 in one or more of the countries in which marketing approval is sought. In addition, any future product candidates will require extensive clinical testing and will be subject to the numerous risks inherent with the regulatory approval process, including development delay or failure after commencement of a clinical trial. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase III clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we or our partners may conduct. We may experience these setbacks during the clinical trial process for any of our future product candidates. Any such setbacks could also result in negative publicity that could damage our reputation in jurisdictions in which we have been approved.
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

•	the FDA, the EMA or other similar regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties;

•	the data collected from clinical trials may not be sufficient to support the submission of a BLA, an MAA, an NDS, or other applicable regulatory filing;

•	the FDA, the EMA or other similar regulatory authorities may require additional preclinical studies or clinical trials;

•	the FDA, the EMA or other similar regulatory authorities may identify deficiencies in the formulation, quality control, labeling or specifications of DWP-450 or future product candidates;

•	the FDA, the EMA or other similar regulatory authorities may grant approval contingent on the performance of costly additional post approval clinical trials;

•
the FDA, the EMA or other similar regulatory authorities may approve DWP-450 or any future product candidates for a more limited indication or a narrower patient population than we originally requested;

•	the FDA’s, the EMA’s or other similar regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract;

•
the FDA, the EMA or other similar regulatory authorities may change their approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval; or

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
We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
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
Based on our estimated use of proceeds, we anticipate that our existing cash and the net proceeds from our July 2018 public offering will be sufficient to fund our operating plan through the launch and initial commercialization of DWP-450. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. For example, we may require additional funds earlier than we currently expect in the event that we are required to conduct additional clinical trials, experience a delay in receiving marketing approval of DWP-450 or market acceptance of DWP-450 is slower than expected. Our currently anticipated expenditures for the commercialization of DWP-450 may exceed our existing cash and the net proceeds from our initial public offering and the July 2018 public offering and we may need to seek additional debt or equity financing.

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
It is expected that upon approval by the FDA, DWP-450 will be the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, physicians may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to DWP-450, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with DWP-450 on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for DWP-450, if approved.
In addition, we have not pursued regulatory approval of DWP-450 for indications other than for the treatment of glabellar lines, which may limit adoption of DWP-450. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin product and may be able to market such product for use in a way we cannot. For example, we are aware that one of our competitors, Allergan plc, or Allergan, has obtained and plans to obtain additional indications for their neurotoxin product within medical aesthetics and therefore is able to market their product across a greater number of indications than DWP-450. If we are unable to obtain approval for indications in addition to our anticipated approval for glabellar lines, our marketing efforts for DWP-450 will be severely limited. As a result, we may not generate physician and consumer demand or approval of DWP-450.

DWP-450 and any future product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
In the near term, we expect to enter into the highly competitive aesthetic neurotoxin market through the commercial launch of DWP-450, if approved. In the long term, we expect to expand our focus to the broader self-pay healthcare market. While numerous companies are engaged in the development, patenting, manufacture and marketing of aesthetic neurotoxin products competitive with DWP-450, Allergan, through its product BOTOX, held approximately 72.9% of the global market share in the aesthetic neurotoxin market by revenue in 2017. Allergan and many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, larger sales forces and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
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
Our planned strategy to compete in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to self-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to self-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material effect on our business, financial condition and results of operations.
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
Daewoong developed the manufacturing process for DWP-450 and manufactures DWP-450 in a recently constructed facility located in South Korea, which was completed in 2016 with the intention to comply with FDA and EMA regulations and is now fully validated by Daewoong under cGMP requirements. The FDA classified the facility as acceptable in May 2018 and the EMA issued a certificate of GMP Compliance for the facility in April 2018.
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
It is expected that upon approval by the FDA, DWP-450 will be the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. Additionally, our entry into the therapeutic agreement eliminates our ability to expand the permitted uses of DWP-450 for therapeutic indications without ALPHAEON’s consent, which consent may be withheld for any or no reason. Even though we presently intend to pursue an aesthetic-only non-reimbursed product strategy, we could in the future decide to pursue therapeutic indications for DWP-450 (subject to ALPHAEON’s consent) or any of our future product candidates. We may, however, be deterred from pursuing therapeutic indications for DWP-450 by the consent requirement of the therapeutic agreement and may be further deterred from pursuing therapeutic indications for any of our future product candidates. As a result, we may not pursue product candidates with therapeutic indications.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as DWP-450, if approved. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for DWP-450 for the treatment of moderate to severe glabellar lines, which is the first indication that we are pursuing, physicians could use DWP-450 on their patients in a manner that is inconsistent with the approved label, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters and be subject to other enforcement actions from the FDA, EMA and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
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

•	we may be subject to limitations as to how we market or promote the product;

•	we may be required to change the way the product is administered or modify the product in some other way;

•	regulatory authorities may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•	sales of the product may decrease significantly;

•	we could be sued and held liable for harm caused to patients; and

•	our brand and reputation may suffer.
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
Although a substantial amount of our effort will focus on the potential regulatory approval and commercialization of DWP-450, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
We currently have limited marketing capabilities and no sales organization. To commercialize DWP-450 or any other future product candidates, if approved, in the United States, EU, Canada and other jurisdictions we may seek to enter, we must build our marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If DWP-450 receives regulatory approval, we expect to market DWP-450 in the United States through an internal specialized sales force and outside the United States through distributors, and such marketing efforts will be expensive and time consuming.

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
As of August 1, 2018, we had 29 employees, all of whom constituted full-time employees. Three of our full-time employees, including our Chief Operating Officer, J. Christopher Marmo, Ph.D., are employed by ALPHAEON and we reimburse ALPHAEON for amounts due under their respective employment agreements with ALPHAEON. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations, commercialize DWP-450 or any other product candidates, if approved, and continue our development activities. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
In the future, we may rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs to conduct clinical trials on our product candidates. The third parties with whom we may contract for execution of any of our future clinical trials may play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, any of these third parties may not be our employees, and except for contractual duties and obligations, we would have limited ability to control the amount or timing of resources that they devote to any of our future programs. Although we may rely on these third parties to conduct our preclinical studies and clinical trials, we would remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable investigational plan and protocol. Moreover, the FDA and other similar regulatory authorities require us to comply with, among other requirements, good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We may also rely on consultants to assist in the execution, including data collection and analysis, of any of our future clinical trials.
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
If and when we expand internationally, our international operations will expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.
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
Further, for our two identical double blind, pivotal U.S. Phase III clinical trials of DWP-450 (EV-001 and EV-002), one of the twenty clinical investigators was at the time of the pivotal clinical trial an indirect physician investor in our company. For our pivotal double blind, European Phase III study of DWP-450 (EVB-003), one of the nineteen clinical investigators was at the time an indirect physician investor in our company.  Additionally, in our unblinded, non-pivotal U.S. Phase II clinical trials of DWP-450 (EV-004 and EV-006), eight of the twenty-nine clinical investigators are or were at the time of the non-pivotal clinical trial indirect physician investors of our company. In the future, clinical investigators for any of our future pivotal or non-pivotal clinical trials may be indirect physician investors in our company. We believe it is likely that they will be required to report some of these relationships to the FDA, EMA or Health Canada to the extent not already disclosed. The FDA, EMA or Health Canada may conclude that a financial relationship, such as an indirect investment, between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA, EMA or Health Canada may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA, EMA or Health Canada and may ultimately lead to the denial of marketing approval of one or more of our future product candidates. In addition, should our products become eligible for government reimbursement in the future, such indirect investments or other financial relationships with clinical investigators may become subject to additional regulations and disclosure requirements.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.
We face an inherent risk of product liability as a result of the clinical testing of DWP-450 and any of our future product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer, and member of our board of directors, Lauren Silvernail, our Chief Financial Officer and Executive Vice President, Corporate Development, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of DWP-450 or any future products we develop.
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
We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market, and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In order to maintain effective internal controls, we will need to assume certain functions that have historically been provided by ALPHAEON and we will need additional financial personnel, systems and resources. Beginning with the second annual report on Form 10-K that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b). Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We will remain an emerging growth company until the earliest of (i) December 31, 2023, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
To date, we have never conducted a review of our internal controls for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Market or other adverse consequences that would materially harm our business and reputation.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. In addition, we currently do not have a tax sharing arrangement in place with ALPHAEON. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2017, we had $72.6 million of federal NOLs, available to offset our future taxable income, if any. As of December 31, 2017, we had federal research and development credit carryforwards of $1.0 million. These federal NOLs and research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We are reliant on the ability of Daewoong, as the licensor of our only product candidate, and will be reliant on future licensors of any future product candidates, to maintain their intellectual property and protect their intellectual property against misappropriation, infringement or other violation. We may not have primary control over Daewoong’s or our future licensors’ patent prosecution activities. Furthermore, we may not be allowed to comment on prosecution strategies, and patent applications currently being prosecuted may be abandoned by the patent owner without our knowledge or consent. With respect to patents that are issued to our licensors, or patents that may be issued on patent applications, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. As a licensee, we are reliant on Daewoong and our future licensors to defend any third-party claims, including Daewoong’s defense in connection with the Medytox Litigation, which is defined below. Our licensors may not defend or prosecute such actions as vigorously or in the manner that we would have if entitled to do so, and we will be subject to any judgment or settlement resulting from such actions. Also, a third-party may challenge the validity of our in-licensing transactions. Furthermore, even if they are unchallenged, any of our future in-licensed patents and patent applications may not adequately protect the licensors or our intellectual property or prevent others from designing around their or our claims.
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
With specific regard to us, Medytox alleges that (i) we have violated California Uniform Trade Secrets Act, Cal. Civ. Code Section 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to us as a result of our relationship with Daewoong, (ii) we have stolen the BTX strain through our possession of and refusal to return the BTX strain, (iii) we have engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code Section 17200, including conversion of the BTX strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture DWP-450, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights.
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
We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, the EU, Canada and other countries, principally by the FDA, the U.S. Drug Enforcement Administration, the Centers for Disease Control and Prevention, the EMA and other similar regulatory authorities. Daewoong is also subject to extensive regulation by the FDA and the South Korean regulatory authorities as well as other regulatory authorities. Our failure to comply with all applicable regulatory requirements, or Daewoong’s failure to comply with applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and the Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other enforcement or administrative actions, including, sanctions, warnings, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. Neither we nor any collaboration partner is permitted to market DWP-450 or any future product candidates in the United States until we receive approval of a BLA from the FDA. We submitted a BLA to the FDA in May 2017, an MAA to the EMA in June 2017, and an NDS to Health Canada in July 2017 for DWP-450 for the treatment of glabellar lines. Our BLA and MAA were accepted for review by the FDA and EMA, respectively, in July 2017 and our NDS was accepted for review by Health Canada in October 2017. On May 15, 2018, we received a CRL from the FDA citing a number of deficiencies in the CMC processes portion of our BLA. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;

•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	commence criminal investigations and prosecutions;

•	impose injunctions;

•	impose other civil or criminal penalties;

•	suspend any ongoing clinical trials;

•	delay or refuse to approve pending applications or supplements to approved applications filed by us;

•	refuse to permit drugs or active ingredients to be imported or exported;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products or require us to initiate a product recall.
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

•	general requirements intended to address risks associated with a class of drugs, such as a new REMS requirement for neurotoxins;

•	the enactment of new laws or promulgation of new regulations that change the approval requirements; or

•	the FDA or other regulatory authorities may change their approval policies or adopt new regulations.
If DWP-450 or any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.
In addition, we have entered into an exclusive distribution and supply agreement, or the distribution agreement, with Clarion . The distribution agreement provides terms pursuant to which we will exclusively supply DWP-450 to Clarion in Canada, if approved. Under the distribution agreement, if we do not receive approval from Health Canada to promote and sell DWP-450 in Canada prior to October 31, 2018, we are obligated to pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018. If DWP-450 is not approved by Health Canada prior to October 31, 2018, our business and results of operations could be materially and adversely harmed.

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
Any regulatory approvals that we or our collaborators receive for DWP-450 or any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, if the applicable regulatory agency approves DWP-450 or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with GCP requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with DWP-450 or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
Some participants in our clinical trials have reported adverse events after being treated with DWP-450. If we are successful in commercializing DWP-450 or any other products, FDA and other regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authorities could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
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
As of August 2, 2018, ALPHAEON, which is majority-owned by SCH, owned 66.0% of our outstanding shares of common stock. As long as ALPHAEON beneficially owns a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if ALPHAEON were to beneficially own less than a majority of the voting power of our outstanding common stock, it may have the ability to influence the outcome of such corporate actions if it owns a significant portion of our common stock. In addition, if SCH chooses to sell some or all of its controlling interest in ALPHAEON, it could result in a change-of-control of ALPHAEON that could result in us being indirectly controlled by an unknown third-party.
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
ALPHAEON controls a majority of the voting power of our outstanding common stock. ALPHAEON will have the ability after the lock-up period of 90 days from July 18, 2018, the date of the final prospectus for our July 2018 public offering, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change-of-control of our company without your approval and without providing for a purchase of your shares.
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
We are a “controlled company” within the meaning of the listing requirements of the Nasdaq Marketplace Rules, and, as a result, rely on exemptions from certain corporate governance requirements.
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
In January 2018, we entered into the services agreement with ALPHAEON, which became effective upon the completion of our initial public offering. The services agreement sets forth certain agreements between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us as it relates to the services to be performed between us.
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
In addition, pursuant to the services agreement, upon the completion of our initial public offering, we paid ALPHAEON $5.0 million towards the repayment of our related party borrowings and the remaining related party borrowings then outstanding were forgiven and the amount was re-characterized as a capital contribution of ALPHAEON. As a result, upon the completion of our initial public offering, we were no longer indebted to ALPHAEON pursuant to our historical related party borrowings from ALPHAEON.
The services agreement became effective upon the completion of our initial public offering and has a one year term. Thereafter, the services agreement will renew for successive one year terms unless sooner terminated by either party. We or ALPHAEON may terminate the services agreement upon sixty days’ notice to the other party.
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
Our stock price may be volatile. For example, the closing price of our common stock since February 8, 2018, has ranged from a low of $6.75 to a high of $39.50. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of DWP-450, such as our receipt of a CRL related to our BLA submission for DWP-450 or any future product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of DWP-450 or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	sales of substantial amounts of our stock by ALPHAEON or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions of key personnel or departures of key personnel, including our Chief Executive Officer and Chief Financial Officer;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by ALPHAEON as our principal stockholder, including sales of substantial amounts of our common stock by ALPHAEON;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
In addition, the stock market in general, and the market for pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We may become the target of this type of litigation in the future. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could have a material and adverse effect on our business, financial condition, and results of operations.
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
Certain of our historical financial data is not necessarily representative of the results that we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.
Our historical financial data included in this Quarterly Report on Form 10-Q that is generated from periods before we completed our initial public offering in February 2018 does not reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

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
As of August 1, 2018, ALPHAEON held approximately 66.0% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We, our executive officers, directors and all holders of our outstanding equity awards, and ALPHAEON, Longitude Venture Partners II, L.P., and Dental Innovations BVBA, or DI, as lenders to ALPHAEON under certain convertible bridge notes and certain convertible promissory notes, respectively, agreed with the underwriters of our July 2018 public offering that, without the prior written consent of Cantor Fitzgerald & Co., as a representative of the underwriters, we and they will not, subject to certain exceptions and extensions, during the period ending 90 days after July 18, 2018, the date of the final prospectus used in connection with our July 2018 public offering, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock. Cantor Fitzgerald & Co., as a representative of the underwriters, may, in its sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to the lock-up.
We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the lock-up agreements referred to above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares issued under these plans in the public market could have an adverse effect on the market price of our common stock.
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
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq Marketplace Rules and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to assist us in complying with these requirements, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On February 7, 2018, our Registration Statement on Form S-1 (File No. 333-222478) was declared effective for our initial public offering, pursuant to which we sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, for aggregate gross proceeds of approximately $60.6 million. As a result of our initial public offering, we received aggregate net proceeds of approximately $56.3 million, after deducting underwriting discounts and commissions, excluding other offering costs. From the net proceeds of our initial public offering, we paid ALPHAEON $5.0 million pursuant to the services agreement. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or to any other affiliates.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 9, 2018.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
10.1+	Separation Agreement and General Release of Claims, dated as of May 10, 2018, by and between Murthy Simhambhatla and the Company	S-1	333-226186	10.28	7/16/18
10.2+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Company.	S-1	333-226186	10.29	7/16/18
10.3+	Employment Agreement, dated as of May 29, 2018, by and between Lauren Silvernail and the Company.	S-1	333-226186	10.30	7/16/18
10.4+	Employment Agreement, dated as of June 18, 2018, by and between Michael Jafar and the Company.	S-1	333-226186	10.31	7/16/18
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X
_____________

+	Indicates management contract or compensatory plan.
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

*
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

Evolus, Inc.

Date:	August 2, 2018	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer )

Date:	August 2, 2018	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer )