Form 10-Q
period 2018-09-30
Evolus, Inc.
filed 2018-11-05
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of November 1, 2018, 27,274,991 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•
our ability to adequately address the deficiencies cited by the U.S. Food and Drug Administration, or FDA, in its complete response letter, or CRL, dated May 15, 2018, related to our Biologics License Application, or BLA, for our DWP-450 product candidate to which we submitted a response on August 2, 2018;

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

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash	$105,168	$—
Prepaid expenses and other current assets	924	185
Related party receivable	—	72,639
Total current assets	106,092	72,824
Property and equipment, net	1	—
Intangible asset	56,076	56,076
Goodwill	21,208	21,208
Other assets	—	2,125
Total assets	$183,377	$152,233
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$661	$445
Related party borrowings	—	72,639
Accrued expenses	4,799	977
Note obligation	—	138,687
Total current liabilities	5,460	212,748
Deferred rent	29	38
Contingent royalty obligation payable to Evolus Founders, a related party	51,100	—
Contingent promissory note payable to Evolus Founders, a related party	16,791	—
Deferred tax liability	15,031	14,990
Total liabilities	88,411	227,776
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Convertible Series A Preferred, $0.00001 par value; no shares authorized; 0 and 1,250,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,274,991 and 16,527,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	205,548	—
Accumulated deficit	(110,583)	(75,543)
Total stockholders’ equity (deficit)	94,966	(75,543)
Total liabilities and stockholders’ equity (deficit)	$183,377	$152,233
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$1,977	$1,465	$5,303	$5,481
General and administrative	7,209	1,151	16,924	3,169
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	2,300	—	11,400	—
Depreciation and amortization	3	—	7	218
Total operating expenses	11,489	2,616	33,634	8,868
Loss from operations	(11,489)	(2,616)	(33,634)	(8,868)
Other expense:
Interest expense, net	322	2	750	4
Loss before taxes	(11,811)	(2,618)	(34,384)	(8,872)
Income tax expense	19	16	41	56
Net loss and comprehensive loss	$(11,830)	$(2,634)	$(34,425)	$(8,928)
Net loss per share, basic and diluted	$(0.48)	$(0.16)	$(1.47)	$(0.54)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	24,768,581	16,527,000	23,417,417	16,527,000
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(34,425)	$(8,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	218
Stock-based compensation	5,111	472
Interest expense	749	—
Income tax expense	41	56
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	11,400	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(739)	(265)
Other assets	—	(1,383)
Accounts payable	378	(2,554)
Accrued expenses	3,825	167
Deferred rent	(8)	(5)
Net cash used in operating activities	(13,661)	(12,222)
Cash flows from investing activities
Purchases of property and equipment	(9)	—
Net cash used in investing activities	(9)	—
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters fees	56,330	—
Proceeds from follow-on offering, net of underwriters fees	67,680	—
Related party borrowings	1,127	12,035
Payments on related party borrowings	(5,000)	—
Payments for offering costs	(1,060)	—
Minimum tax withholding paid on behalf of employees for share-based awards	(239)	—
Net cash provided by financing activities	118,838	12,035
Change in cash and restricted cash	105,168	(187)
Cash and restricted cash, beginning	—	187
Cash, end of period	$105,168	$—

Supplemental disclosure of cash flow information
Non-cash financing activities:
Related party receivable	$73,690	$(72,014)
Related party borrowings	$(68,767)	$—
Note obligation	$(140,688)	$134,937
Contingent royalty obligation payable to Evolus Founders, a related party	$39,700	$—
Contingent promissory note payable to Evolus Founders, a related party	$16,042	$—
Capital contribution from parent, convertible note write-off	$66,998	$—
Capital distribution from parent	$—	$(62,922)
Capital contribution from parent, forgiveness of related party borrowings	$13,188	$—
Deferred offering costs	$(2,885)	$—
Accounts payable, paid by parent	$(163)	$—
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
On February 12, 2018, the Company completed its initial public offering (“IPO”) and issued 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, at an offering price to the public of $12.00 per share. The Company received net proceeds of approximately $56.3 million after deducting underwriting discounts and commissions, excluding other offering costs. In connection with the IPO, the Company’s then-outstanding shares of Series A preferred stock were automatically converted into 2,065,875 shares of common stock. In connection with the completion of its IPO, the Company’s amended and restated certificate of incorporation was further amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share.
In July 2018, the Company completed a follow-on public offering (the “Follow-On Offering”) in which the Company sold 3,600,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 600,000 shares of common stock in August 2018, at a price to the public of $20.00 per share. The Company received net proceeds of approximately $67.7 million from the Follow-On Offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
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
As of November 1, 2018, ALPHAEON, which is majority-owned by SCH-AEON, LLC (“SCH”), owns 58.1% of the Company’s outstanding shares of common stock.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net loss and comprehensive losses of $11.8 million and $34.4 million for the three and nine months ended September 30, 2018, respectively. The Company also recorded net loss and comprehensive losses of $2.6 million and $8.9 million for the three and nine months ended September 30, 2017, respectively. Additionally, the Company used $13.7 million and $12.2 million cash for operations in the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had $105.2 million in cash and had an accumulated deficit of $110.6 million. During the three months ended September 30, 2018, the Company completed the Follow-On Offering and received net proceeds of approximately $67.7 million, after deducting underwriting discounts and commissions, excluding other offering costs.

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
As a result, the Company historically incurred related party borrowings from ALPHAEON for its share of the internal and external expenses for each of these functions based on the Company’s relative use of each function, plus an allocation of facility-related expenses. The Company’s management believes that the allocation and results were reasonable for all periods presented. However, allocations may not be indicative of actual expense Evolus would have incurred had it operated as an independent company for the periods presented. As of September 30, 2018, the Company did not have any accounts receivable or payable with ALPHAEON pursuant to the Services Agreement or otherwise.
The Company has calculated its income tax amounts using a separate return methodology and has presented these amounts as if it were a separate taxpayer from ALPHAEON in each jurisdiction for each period the Company presented. Subsequent to the IPO, the Company will prepare a stand-alone tax return. As of September 30, 2018 and December 31, 2017, the Company did not have a tax sharing agreement with ALPHAEON.

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
In a series of related transactions in 2013, SCH acquired all of the Company’s outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed equity that it had acquired in 2013 to ALPHAEON. As a result of these transactions, the Company became a wholly-owned subsidiary of ALPHAEON. The Company remained a wholly-owned subsidiary of ALPHAEON until the completion of the IPO.
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
In connection with the acquisition, SCH and ALPHAEON entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which they were obligated to make certain contingent payments to the Evolus Founders. However, since Evolus did not have an obligation associated with the contingent consideration arrangement prior to the Company’s IPO, no amounts were recognized in the Company’s financial statements for the contingent royalty obligation arrangement between SCH and ALPHAEON, and the Evolus Founders. As described in Note 4, Related Party Transactions, on December 14, 2017, SCH and ALPHAEON entered into an amendment to the Stock Purchase Agreement (the “Amended Purchase Agreement”), and the Company joined as a contractual party. Certain of the Evolus Founders from whom SCH purchased its equity interests include individuals previously employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s former Chief Operating Officer. Mr. Marmo is currently retained as a consultant to the Company and will be until the Company obtains U.S. Food and Drug Administration (“FDA”) approval for the Product or until his consultancy is terminated pursuant to the terms of a consulting agreement entered into between the Company and Mr. Marmo.

Evolus, Inc.
Notes to Condensed Financial Statements

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
Risk and Uncertainties
The Company has not commenced principal operations in the form of commercialized Product sales. The Product requires regulatory approval from the FDA, the European Medicines Agency, and other similar regulatory authorities prior to commercial sales. The Company’s current and any future product candidates may not receive the necessary approvals. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
Deferred Offering Costs
Deferred offering costs, which primarily consisted of direct incremental legal and accounting fees relating to the IPO or Follow-On Offering, are capitalized until such time as the offering closes. During the nine months ended September 30, 2018, approximately $3.2 million of deferred offering costs were offset against proceeds from the sale of registered equity securities in the Company’s IPO and Follow-On Offering. As of September 30, 2018, the Company did not capitalize any deferred offering costs. As of December 31, 2017, $2.1 million of deferred offering costs were capitalized and included in “Other assets” in the accompanying condensed balance sheets.

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
Compensation cost related to the grant of Evolus awards to the Company’s employees is recognized as an increase to additional paid-in capital in the accompanying condensed balance sheets and in general and administrative or research and development expenses in the condensed statements of operations and comprehensive loss. The Company recorded stock-based compensation expense related to Evolus equity awards of $5.1 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Prior to the IPO, the ALPHAEON common stock awards were valued at fair value on the date of grant and that fair value was recognized over the requisite service period. Estimates were used to determine the fair value of these awards, as shares of

Evolus, Inc.
Notes to Condensed Financial Statements

ALPHAEON’s common stock are not publicly traded. ALPHAEON common stock awards are subject to specified vesting schedules and requirements. The Company estimated the fair value of each ALPHAEON option on the date of grant using the Black-Scholes model. Stock-based compensation expense is allocated to the Company over the required service period over which these ALPHAEON common stock awards and options would vest and is based upon the relative percentage of time utilized by ALPHAEON employees on Company matters. These ALPHAEON awards were recognized as a capital contribution which was recorded in the statement of stockholder’s equity (deficit) and a corresponding entry was recorded in the accompanying condensed statements of operations and comprehensive loss. The Company recorded stock-based compensation expense related to ALPHAEON awards of $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively. The Company did not record any stock-based compensation expense related to ALPHAEON awards for the three months ended September 30, 2018. The Company recorded stock-based compensation expense related to ALPHAEON awards of $30,000 for the nine months ended September 30, 2018.
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
For certain of its deferred tax assets and deferred tax liabilities, the Company recorded a provisional decrease in net deferred tax assets of $3.2 million, with a corresponding decrease in the valuation allowance of $9.6 million, and a reduction in the net

Evolus, Inc.
Notes to Condensed Financial Statements

deferred tax liability and a income tax benefit of $6.3 million for the year ended December 31, 2017. This provisional estimate may be affected by other analysis related to the TCJA, including, but not limited to, adjustments made to estimates of 2017 federal temporary differences and state tax conformity with respect to federal tax provisions. There were no changes to the 2017 tax provision during the nine months ended September 30, 2018.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of convertible preferred stock and stock options outstanding. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding during the period plus the potential dilutive effects of convertible preferred stock and stock options outstanding during the period calculated in accordance with the treasury stock method but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2018 and 2017. See Note 8, Net Loss per Share for more information.

Recent Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. However, as provided for by the SEC in Q&A 105.09, the Company will defer presenting its analysis of stockholders’ equity in its quarterly report in Form 10-Q until its quarter ended March 31, 2019.  The Company does not expect the adoption of SEC Release No. 33-10532 to have a material impact on the financial statements.
In August 2018, the FASB issued the FASB issued Accounting Standards Update (“ASU”), No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its financial statements as well as whether to early adopt the new guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements as well as whether to early adopt the new guidance.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarify certain amendments to guidance that may have been incorrectly or inconsistently applied by certain entities and includes Amendments to Subtopic 718-740, Compensation - Stock Compensation - Income Taxes. The guidance in paragraph 718-740-35-2, as amended by the amendments in ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this ASU clarifies that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined.

Evolus, Inc.
Notes to Condensed Financial Statements

ASU 2018-09 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company is in the process of determining the effects the adoption will have on its financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”) which amends the financial reporting for share-based payments issued to nonemployees and also expands the scope of ASC 718, Compensation - Stock Compensation to also include share-based payments issued to nonemployees for goods and services. The amendment substantially aligns accounting for share-based payments to employees and nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The Company is in the process of determining the effects the adoption will have on its financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for leases. In September 2017, the FASB issued ASU No. 2017-13, which provides additional clarifications and implementation guidance on previously issue ASU 2016-02. The new guidance requires lessees to

Evolus, Inc.
Notes to Condensed Financial Statements

recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands disclosure requirements of lease arrangements. The new guidance also eliminates the current real estate-specific provisions for all entities. Based on the standard as originally issued, lessees and lessors were to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. However, the FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The Company plans to adopt ASU 2018-11. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those years. As the Company plans for the adoption of this standard, the Company has completed its first phase of identifying its leases including the identification of embedded leases. The Company is in the process of identifying changes to its processes, internal controls and system requirements and configurations that would result from this standard, including whether to implement the new guidance’s practical expedients. The Company’s implementation efforts are progressing as planned. The Company continues to assess the impact of the adoption of the standard on the Company’s financial statements.
Note 3.    Goodwill and Intangible Asset
Goodwill and intangible assets were established as a result of the application of push-down accounting in connection with the acquisition of the Company by SCH in October 2013, as described in Note 2, Summary of Significant Accounting Policies. The excess of the purchase price of $56.3 million over the fair value of net assets acquired was recognized as goodwill. Goodwill recognized in connection with the acquisition is not deductible for tax purposes. The net assets acquired as of the acquisition date comprised solely of IPR&D valued at $56.1 million and a deferred tax liability of $20.9 million, which represented the difference between the book and tax basis related to the IPR&D asset. The IPR&D asset related to the development of the Product in clinical trials in the United States as of the acquisition date. Goodwill of $21.2 million was recognized based on the excess of consideration transferred over the net assets acquired. As of September 30, 2018 and December 31, 2017, the carrying value of the IPR&D, labeled as an “Intangible asset” in the accompanying condensed balance sheets, was $56.1 million. As of September 30, 2018 and December 31, 2017, the carrying value of the goodwill in the accompanying condensed balance sheets was $21.2 million.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
As of September 30, 2018 Evolus had no related party accounts receivable, payable, or debt with ALPHAEON. As of December 31, 2017, Evolus owed ALPHAEON $72.6 million in related party borrowings. See Note 7, Stockholders’ Equity (Deficit)—Deemed Distribution and Capital Contribution for information around the Company’s reorganization of its assets and liabilities immediately preceding, and in connection, with the IPO.
The following table summarizes the amounts included in Evolus’ general and administrative expenses as disclosed in the accompanying condensed statements of operations and comprehensive loss that were generated by transactions with ALPHAEON for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation and benefits	$—	$271	$184	$806
Third party service fees	—	118	84	538
Stock-based compensation	—	215	30	447
Facility related expenses	—	187	80	958
Other	—	30	5	307
	$—	$821	$383	$3,056
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
Notes to Condensed Financial Statements

As of February 12, 2018, the Company was released of all guaranty and security obligations under the Guaranty Agreements and the security interest in Evolus’ assets was terminated. See Note 7, Stockholders’ Equity (Deficit)-Equity Related Transactions, for more information regarding equity transactions that occurred in connection with the IPO.
Evolus Founders
Certain of the Evolus Founders from whom SCH purchased its equity interests include individuals who were previously employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s former Chief Operating Officer and current consultant to the Company.
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
Under the Amended Purchase Agreement, Evolus agreed to make one-time bonuses of $1.6 million to certain of its employees upon FDA approval of the Product, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
As of September 30, 2018, the Company determined the fair value of the contingent royalty obligation payable to the Evolus Founders, a related party, was $51.1 million and recorded charges of $2.3 million and $11.4 million for the three and nine months ended September 30, 2018, respectively, in the accompanying condensed statements of operations and comprehensive loss. The charges were driven by changes in assumptions relating to the timing of cash flows and the discount rate. The Company will revalue the contingent royalty obligation payable to the Evolus Founders, a related party, at each reporting period. See Note 6, Fair Value Measurements for more information.
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

Under the Distribution Agreement, if the Company did not receive approval from Health Canada to promote and sell the Product in Canada prior to October 31, 2018, the Company was obligated to pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018, which damages would not reduce the Unwinding Fee. In August 2018,

Evolus, Inc.
Notes to Condensed Financial Statements

the Company received approval from Health Canada to promote and sell the Product. Accordingly, the Company has concluded that no obligation exists and accordingly no liability has been recorded as of September 30, 2018. No amounts have been paid towards the Unwinding Fee.

Therapeutic Option Letter Agreement
On December 18, 2017, the Company entered into a therapeutic option letter agreement with ALPHAEON whereby certain rights to the therapeutic indications of the Product under the Daewoong Agreement were transferred by the Company to ALPHAEON. The Company recorded this transaction as a reduction of $2.5 million in the related party borrowings and a non-cash capital contribution from ALPHAEON, in additional paid-in capital on the condensed balance sheets as of December 31, 2017. Once exercised, the rights to the therapeutic indications shall be solely in the control of ALPHAEON. As of September 30, 2018, the right to exercise the therapeutic option was exercised by ALPHAEON, which remitted the exercise price directly to Daewoong.
Note 5.    Commitments and Contingencies
Operating Lease
The Company leases its Santa Barbara, California offices under an operating lease. The office lease is with a third-party vendor under a non-cancelable operating lease. The office lease includes rent escalation clauses which are recorded on a straight-line basis with the difference between the rent expense accounted for over the term of the lease and actual amounts paid. Total rental expense, including allocated lease expense from ALPHAEON for the Irvine, California office, for the three and nine months ended September 30, 2018 was $66,000 and $184,000, respectively, and $39,000 and $118,000 for three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, future minimum payments under the operating lease agreement with non-cancelable terms greater than one year are as follows (in thousands):

Remainder of 2018	$58
2019	175
2020 and thereafter	74
$307
FDA Milestone Payments
In connection with the Daewoong Agreement, as described in detail below, the Company is obligated to make future milestone payments for certain confidential development and commercial milestones associated with the Product.
License and Supply Agreement
In October 2013, Evolus entered into the Daewoong Agreement with Daewoong. Pursuant to the Daewoong Agreement, the Company has an exclusive distribution license to the Product from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Product will be manufactured by Daewoong in a recently constructed

Evolus, Inc.
Notes to Condensed Financial Statements

facility in South Korea that is designed with the intention of complying with FDA and the European Medicines Agency’s current Good Manufacturing Practice requirements. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than the Product) in a territory covered by the Daewoong Agreement.
The Company held an option to obtain the therapeutic rights to DWP-450 in its licensed territories which was held in trust for ALPHAEON during the fourth quarter of 2017 for a $2.5 million reduction in related party borrowings. In September 2018, ALPHAEON exercised the right to obtain the therapeutic option to DWP-450 and remitted the option exercise price directly to Daewoong.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2018 and December 31, 2017.
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
At September 30, 2018, the Company had a $20.0 million contingent promissory note payable under the Amended Purchase Agreement, a Level 2 liability, to the representative of the Evolus Founders, that will mature 2.5 years after the anniversary date of the first commercial sale of DWP-450 in the United States. Accretion related to the contingent promissory note is recorded in interest expense of the accompanying condensed statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities section of the accompanying condensed balance sheets. The Company measures the fair value of this contingent promissory note at present value using a discount rate for similar rated debt securities and is based on an estimated date that the Company believes the contingent promissory note will mature. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) a delay in the first commercial sale of the Product in the United States.
The Company assumed the liability concurrent with the IPO in February 2018 and therefore, did not carry a contingent promissory note payable balance at December 31, 2017.

	September 30, 2018
	Carrying Balance	Fair Value
Contingent promissory note payable to Evolus Founders, a related party	$16,791	$17,339
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following table (in thousands) presents the major security types the Company held at September 30, 2018, that are measured at fair value on a recurring basis. The Company did not hold any major security types that required a fair value measurement on a recurring basis at December 31, 2017.

		Three Months Ended September 30, 2018
	Fair Value Hierarchy	July 1, 2018	Change in Fair Value	September 30, 2018
Contingent royalty obligation payable to Evolus Founders, a related party	Level 3 Liability	$48,800	$2,300	$51,100
		Nine Months Ended September 30, 2018
	Fair Value Hierarchy	February 12, 2018 (Note 4)	Change in Fair Value	September 30, 2018
Contingent royalty obligation payable to Evolus Founders, a related party	Level 3 Liability	$39,700	$11,400	$51,100
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
In July 2018, the Company completed the Follow-On Offering in which the Company sold 3,600,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 600,000 shares of common stock in August 2018, at a price to the public of $20.00 per share. The Company received net proceeds of approximately $67.7 million from the Follow-On Offering, after deducting underwriting discounts and commissions, and excluding other offering expenses.
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
In connection with the IPO, all shares of Series A preferred stock were converted into 2,065,875 shares of common stock. In addition, the Company also amended and restated its certificate of incorporation. As a result, shares of Series A convertible preferred stock were canceled, with none authorized, issued or outstanding as of September 30, 2018.
Preferred Stock
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. At September 30, 2018, the Company had 10,000,000 shares of preferred stock authorized, of which none were issued and outstanding.
Common Stock
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. At September 30, 2018, the Company had 100,000,000 shares of common stock authorized, of which 27,274,991 were issued and outstanding.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
During the three months ended September 30, 2018, pursuant to the Plan, the Company granted 349,240 options to purchase shares of its common stock with a weighted average exercise price of $20.55. In addition, during the three months ended September 30, 2018, pursuant to the Plan, the Company granted restricted stock units for 11,000 shares of its common stock with a weighted average per share value of $21.21.
The following table summarizes stock-based compensation expense (in thousands) amounts recorded by Evolus pursuant to the above Plan and allocated to Evolus by ALPHAEON:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$1,160	$215	$4,083	$447
Research and development	322	11	1,028	25
	$1,482	$226	$5,111	$472
Separation of Service with the Former President and Chief Executive Officer
In May 2018, the Company entered into a separation agreement (the “Separation Agreement”) with its then President and Chief Executive Officer, Murthy Simhambhatla, Ph.D. Pursuant to the Separation Agreement, the Company modified previously granted stock options resulting in an incremental vesting of 100,424 stock options and related stock-based compensation expense of $0.4 million. As part of the Separation Agreement, the Company issued 50,112 shares of common stock and an additional 50,112 shares of common stock were immediately vested and will be issued in February 2020. Stock-based compensation expense relating to the issuance of common stock and accelerated vesting was approximately $1.0 million. The aforementioned non-cash charges are reflected in general and administrative on the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2018.
Note 8.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss and comprehensive loss	$(11,830)	$(2,634)	$(34,425)	$(8,928)
Net loss per share, basic and diluted	$(0.48)	$(0.16)	$(1.47)	$(0.54)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	24,768,581	16,527,000	23,417,417	16,527,000

Evolus, Inc.
Notes to Condensed Financial Statements

The Company incurred a net loss for the three and nine months ended September 30, 2018 and 2017, accordingly, the Company did not include the following dilutive common equivalent shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock options	344	—	2,990	—
Unvested restricted stock units	11	—	271	—
	355	—	3,261	—

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
We responded to the CRL on August 2, 2018 by resubmitting our BLA with additional information to address the deficiencies noted by the FDA. The FDA issued a Prescription Drug User Fee Act, or PDUFA, action date of February 2, 2019 for completion our BLA. We plan to launch DWP-450 commercially in the United States in Spring 2019, if approved.
We submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and it was accepted for review in July 2017. We expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, by the first half of 2019. If the CHMP provides a favorable opinion, we would expect approval of our MAA later in the first half of 2019.
We also submitted a New Drug Submission, or NDS, to Health Canada and in August 2018 Health Canada approved DWP-450 for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We plan to market DWP-450 in Canada in the first half of 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion, a Canadian provider of medical and aesthetic equipment and consumables to hospitals, aesthetic clinics and private medical practices.
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
We have never generated revenue from DWP-450 and have never been profitable. As of September 30, 2018, we had an accumulated deficit of approximately $110.6 million. We incurred net losses of approximately $11.8 million and $34.4 million for the three and nine months ended September 30, 2018, respectively. We also incurred net losses of approximately $2.6 million and $8.9 million for three and nine months ended September 30, 2017, respectively.
We do not expect to receive any revenue from DWP-450 or any future product candidates that we develop unless and until we obtain regulatory approval in each of the jurisdictions where we have applied and commercialize DWP-450 or any future product candidates, or enter into collaborative arrangements with third parties. We expect to continue to incur significant expenses and increasing net operating losses for the foreseeable future as we seek regulatory approval, prepare for and, if approved, proceed to commercialization of DWP-450. We utilized contract research organizations, or CROs, to carry out our clinical development and we do not yet have a sales organization. We expect to incur significant expenses related to building our commercialization infrastructure, including marketing, sales and distribution functions, inventory build prior to commercial launch and training and deploying a specialty sales force and implementing a targeted marketing campaign. We plan to launch DWP-450, if approved, in the United States by building a commercialization infrastructure with a specialty sales force, which we expect to exceed one hundred sales representatives. We would plan to begin hiring these sales representatives upon FDA approval. We also expect to incur additional costs associated with operating as a public company and in building our internal resources.
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
Follow-on Public Offering
In July 2018, we completed a follow-on public offering, or the July 2018 public offering, in which we sold 3,600,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase an additional 600,000 shares of common stock in August 2018, at a public offering price of $20.00 per share. The net proceeds were approximately $67.7 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
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
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for DWP-450 for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of DWP-450 outside of the United States, and (iv) a $20.0 million non-interest bearing promissory note that will mature on the 2.5 year anniversary of the first commercial sale of DWP-450 in the United States, or the contingent promissory note. The revised payment obligations set forth in (ii) and (iii) above, will terminate for the quarter following the 10 year anniversary of the first commercial sale of DWP-450 in the United States. The fair value of the obligations set forth in items (i), (ii) and (iii) are valued quarterly and are referred to in our financial statements as the “contingent royalty obligation.” Under the Amended Purchase Agreement, the combined value of both the contingent royalty obligation and the contingent promissory note owed to the Evolus Founders was approximately $67.9 million as of September 30, 2018. In addition, under the Amended Purchase Agreement, we agreed to make one-time bonuses to certain of its employees aggregating approximately $1.6 million pursuant to the respective terms of their offer letters, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., our Chief Medical Officer and Head of Research & Development, which was previously payable out of amounts owed to the Evolus Founders under the Stock Purchase Agreement.
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
Prior to February 12, 2018, we derived our financial results on a standalone basis from ALPHAEON’s financial statements and accounting records and prepared them in accordance with GAAP. The financial statements and accounting records for all periods have been prepared in accordance with GAAP. The financial results reflect amounts attributable to our business, including the costs that ALPHAEON incurred for the development and commercialization of DWP-450 and costs and expenses under the Daewoong Agreement. Management believes that the allocations and results are reasonable for all periods presented. However, allocations may not be indicative of the actual expense we would have incurred had the business operated as an independent company for the periods presented.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018	2017	Change
			(dollars)
Operating expenses:
Research and development	$1,977	$1,465	$512
General and administrative	7,209	1,151	6,058
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	2,300	—	2,300
Depreciation and amortization	3	—	3
Total operating expenses	11,489	2,616	8,873
Loss from operations	(11,489)	(2,616)	(8,873)
Interest expense, net	322	2	320
Loss before taxes	(11,811)	(2,618)	(9,193)
Income tax expense	19	16	3
Net loss and comprehensive loss	$(11,830)	$(2,634)	$(9,196)

Research and Development
Research and development expenses were $2.0 million during the three months ended September 30, 2018 compared to $1.5 million during the three months ended September 30, 2017, reflecting an increase of approximately $0.5 million. The increase was primarily attributable to personnel related costs such as compensation and related payroll expenses, including stock-based compensation. We expect our research and development expenses for the fourth quarter of 2018 to remain consistent with third quarter levels.
General and Administrative
General and administrative expenses were $7.2 million during the three months ended September 30, 2018 compared to $1.2 million during the three months ended September 30, 2017, reflecting an increase of approximately $6.1 million. The increase was largely attributable to personnel related costs such as compensation and related payroll expenses, including stock-based compensation, the hiring of new corporate personnel, and other pre-commercialization costs. The increase was also attributable to professional services such an audit, legal, tax, and recruitment fees, as well as office related expenses. We expect our general and administrative expenses to continue to increase as we approach commercialization.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
Expense related to revaluation of our contingent royalty obligation was $2.3 million during the three months ended September 30, 2018 driven primarily by the proximity of future payouts. We incurred no such charge during the three months ended September 30, 2017 as the Amended Purchase Agreement was not effective at that time.
Depreciation and Amortization
Depreciation and amortization expense was $3,000 during the three months ended September 30, 2018 compared to no expense during the three months ended September 30, 2017 reflecting an increase of approximately $3,000. Depreciation expense consists of depreciation on furnishings used by general administrative personnel.
Interest Expense, Net
Interest expense, net was $0.3 million during the three months ended September 30, 2018 compared to $2,000 during the three months ended September 30, 2017, reflecting an increase of approximately $0.3 million. The increase was primarily attributable to accretion of interest expense relating to the contingent promissory note payable to the Evolus Founders.
Income Tax Expense
Income tax expense was $19,000 for the three months ended September 30, 2018 compared to income tax expense of $16,000 for the three months ended September 30, 2017, reflecting an immaterial increase of approximately $3,000.

Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
			(dollars)
Operating expenses:
Research and development	$5,303	$5,481	$(178)
General and administrative	16,924	3,169	13,755
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	11,400	—	11,400
Depreciation and amortization	7	218	(211)
Total operating expenses	33,634	8,868	24,766
Loss from operations	(33,634)	(8,868)	(24,766)
Interest expense, net	750	4	746
Loss before taxes	(34,384)	(8,872)	(25,512)
Income tax expense	41	56	(15)
Net loss and comprehensive loss	$(34,425)	$(8,928)	$(25,497)
Research and Development
Research and development expenses were $5.3 million during the nine months ended September 30, 2018 compared to $5.5 million during the nine months ended September 30, 2017, reflecting a decrease of approximately $0.2 million. The decrease was primarily attributable to a reduction of our clinical trial costs associated with the completion of our clinical trials in 2017.
General and Administrative
General and administrative expenses were $16.9 million during the nine months ended September 30, 2018 compared to $3.2 million during the nine months ended September 30, 2017, reflecting an increase of approximately $13.8 million. The increase was largely attributable to personnel related costs such as compensation and related payroll expenses for new corporate personnel, including stock-based compensation, and other pre-commercialization costs. The increase was also attributable to professional services such as audit, legal, tax, and recruitment fees, as well as office related expenses and investor relations efforts.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
Expense related to revaluation of our contingent royalty obligation was $11.4 million during the nine months ended September 30, 2018 primarily driven by changes in the assumptions related to the timing of discounted cash flows, the anticipated FDA action date, the discount rate, and the proximity of future payouts. We incurred no such charge during the nine months ended September 30, 2017 as the Amended Purchase Agreement was not effective at that time.
Depreciation and Amortization
Depreciation and amortization expense was $7,000 during the nine months ended September 30, 2018 compared to $0.2 million during the nine months ended September 30, 2017, reflecting a decrease of approximately $0.2 million. Depreciation expense consists of depreciation on furnishings used by general administrative personnel.
Interest Expense, Net
Interest expense, net was $0.8 million during the nine months ended September 30, 2018 compared to $4,000 during the nine months ended September 30, 2017, reflecting an increase of approximately $0.7 million. The increase was primarily attributable to accretion of interest expense relating to the contingent promissory note payable to the Evolus Founders.

Income Tax Expense
Income tax expense was $41,000 for the nine months ended September 30, 2018 compared to income tax expense of $56,000 for the nine months ended September 30, 2017, for an immaterial decrease of approximately $15,000.
Liquidity and Capital Resources
As of September 30, 2018, we had $105.2 million in cash and stockholders’ equity of $95.0 million.
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we had funded our operations primarily through contributions and related party borrowings from ALPHAEON. We have no revenue, have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product DWP-450, including conducting nonclinical testing and clinical trials and providing general and administrative support for these operations. We had an accumulated deficit of $110.6 million as of September 30, 2018 and working capital of $100.6 million as of September 30, 2018. We had net losses of $34.4 million and $8.9 million for the nine months ended September 30, 2018 and 2017, respectively, and we used net cash in operating activities of $13.7 million and $12.2 million for the nine months ended September 30, 2018 and 2017, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we commercialize DWP-450, if approved.
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
During the three months ended September 30, 2018, we completed the July 2018 public offering, in which we sold 3,600,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase an additional 600,000 shares of common stock in August 2018, at a public offering price of $20.00 per share. The net proceeds were approximately $67.7 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
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

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(13,661)	$(12,222)
Investing activities	(9)	—
Financing activities	118,838	12,035
Change in cash and restricted cash	105,168	(187)
Cash and restricted cash, beginning	—	187
Cash, end of period	$105,168	$—
Operating Activities
Our cash used in operating activities is primarily driven by our net loss.
Operating activities used approximately $13.7 million of cash for the nine months ended September 30, 2018 primarily resulting from our net loss of $34.4 million, less non-cash charges of $17.3 million as well as a net cash inflow of $3.5 million for changes in our net operating assets and liabilities. Non-cash charges included stock-based compensation of $5.1 million, the revaluation of our contingent royalty obligation of $11.4 million, and interest expense of $0.7 million related to the contingent promissory note. The change in our net operating assets and liabilities was primarily driven by an increase in accounts payable and accrued expenses of $4.2 million, partially offset by a change in prepaid expenses of $0.7 million.
Operating activities used $12.2 million of cash for the nine months ended September 30, 2017 primarily resulting from our net loss of $8.9 million, which was partially offset by non-cash charges of $0.7 million and a decrease in our net operating assets and liabilities of $4.0 million. Non-cash charges primarily included depreciation and amortization of $0.2 million and non-cash stock-based compensation of $0.5 million. The change in our net operating assets and liabilities was primarily driven by a decrease in accounts payable and other assets of $3.9 million, as well as a decrease in prepaid expenses of $0.3 million.

Investing Activities
Investing activities used $9,000 of cash for the nine months ended September 30, 2018 for the purchases of office equipment. There were no investing activities for the nine months ended September 30, 2017.
Financing Activities
Financing activities provided $118.8 million of cash during the nine months ended September 30, 2018 primarily resulting from initial public offering proceeds of $56.3 million, July 2018 public offering proceeds of approximately $67.7 million and related party borrowings from ALPHAEON of $1.1 million. These were partially offset by a $5.0 million payment to ALPHAEON from the proceeds of our initial public offering, $1.1 million for offering cost payments, and $0.2 million related to minimum tax withholdings paid on behalf of employees for share-based awards.
Financing activities provided $12.0 million of cash in the nine months ended September 30, 2017 resulting from related party borrowings from ALPHAEON.
Indebtedness
Prior to our initial public offering, ALPHAEON had historically provided us certain services that were not covered under a services agreement, including, without limitation, general and administrative support services and research and development support services. ALPHAEON had allocated a certain percentage of personnel to perform the services that it provided to us based on its good faith estimate of the required services. These allocated costs have historically increased related party borrowings. The costs reflect ALPHAEON full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing us these services. We historically have not recorded a mark-up on the external or internal expenses ALPHAEON allocates to us. All ALPHAEON-provided operating expenses shown in our financial statements were treated as related party borrowings from ALPHAEON to us for the nine months ended September 30, 2017 and for the period between January 1, 2018 and February 11, 2018. After the initial public offering, we no longer rely on ALPHAEON for funding and in connection with the closing of our initial public offering the related party borrowings were settled in full.
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
We also evaluate modifications made to the original terms of equity awards, when they occur or on the modification date, by first determining if the vesting conditions in the original equity award were expected to be satisfied or probable of achievement. We then determine if the vesting conditions in the modified equity award are expected to be satisfied or probable of achievement. The type of modification, including any changes to an employee service, market, or performance condition, determine whether the we will record stock-based compensation expense based on the original fair value of the equity award or the fair value of the equity award on the modification date. We also evaluate all the relevant facts and circumstances to determine whether the stock-based compensation amortization period is appropriate.
We use the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of our common stock, expected risk-free interest rate, and the option’s expected life. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.
Compensation cost related to the grant of awards to our employees is recognized as an increase to additional paid-in capital in our condensed balance sheets and in general and administrative or research and development expenses in our condensed statements of operations and comprehensive loss.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. During the nine months ended September 30, 2018, our market risks changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, as noted below.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates to our contingent promissory note and contingent royalty obligation owed to the Evolus Founders under the Amended Purchase Agreement, which were approximately $16.8 million and $51.1 million, respectively, for the nine months ended September 30, 2018. Our market risk exposure is to interest rate sensitivity, which is affected by changes in the general level of the interest rates in the United States, including interest rates related to various debt securities ratings and similarly situated debt. We measure the fair value of the contingent promissory note and of the contingent royalty obligation using an appropriate discount rate which is based on interest rates. A change in the discount rate used could affect non-cash interest expense and non-cash revaluation of contingent consideration for the contingent promissory note and contingent royalty obligation, respectively, on our condensed statements of operations and comprehensive loss. A change in the general level of interest rates could also affect the carrying balance of the foregoing liabilities on our condensed balance sheets.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
There have been no material developments with respect to the information previously reported in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 or in Item 1 “Legal Proceedings” of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.
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
We are a medical aesthetics company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, DWP-450, which is currently our only product candidate. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or an approved and commercialized product on the market. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. To date, we have only obtained regulatory approval for DWP-450 from Health Canada, and we have not generated any revenue from product sales relating to DWP-450. We continue to incur significant expenses related to regulatory approval and commercialization operations of DWP-450. We have recorded net losses of $34.4 million, $4.5 million, and $20.1 million for the nine months ended September 30, 2018, and years ended December 31, 2017 and 2016, respectively, and had an accumulated deficit as of September 30, 2018 of approximately $110.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, DWP-450, if approved. Our ability to achieve revenue and profitability is dependent on our ability to obtain necessary regulatory approvals and successfully market and commercialize DWP-450. We have limited experience in successfully commercializing a product candidate once approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We currently depend entirely on the successful and timely regulatory approval and commercialization of our only product candidate, DWP-450. DWP-450 may not receive regulatory approval or, if it does receive regulatory approval, we may not be able to successfully commercialize it.
We currently have only one product candidate, DWP-450, and our business presently depends entirely on our ability to obtain regulatory approval for DWP-450 in the relevant jurisdiction and to successfully commercialize it in a timely manner. Aside from receiving approval from Health Canada for DWP-450, we have no products currently approved for sale and we may never be able to develop marketable products. We are not permitted to market DWP-450 in the United States until we receive approval of a BLA from the FDA, in the EU until we receive approval of an MAA from the EMA, or in any other countries permitted under the Daewoong Agreement until we receive the requisite approval from the applicable regulatory authorities in such countries. On May 15, 2018, we received a CRL from the FDA related to our BLA for DWP-450. The FDA indicated

in the CRL that our BLA was not sufficient for approval due to a number of cited deficiencies in the CMC processes portion of our submission. We responded to the CRL by resubmitting our BLA with additional information on August 2, 2018 and the FDA issued a new PDUFA date of February 2, 2019 for review of our BLA. We expect to commercially launch DWP-450 in the United States in Spring 2019, if approved. We submitted an MAA to the EMA and it was accepted for review in July 2017. We expect an opinion from the CHMP, by the first half of 2019. If the CHMP provides a favorable opinion, we would expect approval of our MAA later in the first half of 2019.
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
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize DWP-450. Even if regulatory approvals are obtained, we may never be able to successfully commercialize DWP-450 or any future product candidates. In addition, we are in the process of transitioning from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such transition. Accordingly, we may not be able to generate sufficient revenue through the sale of DWP-450 or any future product candidates to continue our business.
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
Aside from receiving approval from Health Canada for DWP-450, we currently have no products approved for sale, and we may never obtain additional regulatory approvals to commercialize DWP-450 or any regulatory approval for any future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to DWP-450 and any future product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in other countries, and such regulations differ from country to country.

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
Any failure or refusal by Daewoong or any other third party to supply DWP-450 by or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
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
In the near term, these expenditures will include costs associated with the development and expansion of our sales force and commercialization infrastructure in connection with commercializing DWP-450, if approved. In the long term, these expenditures will include costs associated with the continued commercialization of DWP-450, if approved, and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the regulatory approval process and commercialization expenditures needed to meet our sales objectives is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of DWP-450 or any future product candidates. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations.
We anticipate that our existing cash and the net proceeds from our July 2018 public offering will be sufficient to fund our operating plan through the launch and initial commercialization of DWP-450, if approved. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. For example, we may require additional funds earlier than we currently expect in the event that we are required to conduct additional clinical trials, experience a delay in receiving marketing approval of DWP-450 or market acceptance of DWP-450 is slower than expected. Our currently anticipated expenditures for the commercialization of DWP-450 may exceed our existing cash and the net proceeds from our initial public offering and the July 2018 public offering and we may need to seek additional debt or equity financing.
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
If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to commercialize our DWP-450 or any future product candidates or operate as a business and may result in liens being placed on such assets. If we were to default on any of our indebtedness, we could lose such assets.
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

•	the cost of DWP-450 and any future product candidates in relation to alternative products or treatments and willingness to pay for the product or treatment, if approved, on the part of consumers;

•	proper training and administration of DWP-450 and any future product candidates by physicians and medical staff;

•	consumer satisfaction with the results and administration of DWP-450 and any future product candidates and overall treatment experience;

•	changes in pricing, promotional, negative sales tactics, promotion of longer-term purchase agreements, and bundling efforts by competitors;

•
the filing of various lawsuits by competitors with the intent of preventing or delaying our product launches, to distract management’s attention from operating our business and to devote significant financial resources to defend such litigation attempts;

•	consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;

•	the willingness of consumers to pay for DWP-450 and any future product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that DWP-450 and any future product candidates may offer a physician as compared to alternative products or treatments;

•	the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;

•	any adverse impact on our brand resulting from key opinion leader relationships with ALPHAEON or SCH, whether or not related to us;

•	our ability to compete with our competitors’ product bundling offerings as we plan to initially launch DWP-450 as a stand-alone product; and

•	adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
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
These competitors may also try to compete with DWP-450 on price both directly, through rebates and promotional programs to high volume physicians and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger competitors are better capitalized than us and accordingly are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant amount of studies and research papers that they could use to compete with us.
Competitors and other parties may also seek to impact regulatory approval of the BLA filed for DWP-450 or our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our market entry via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than DWP-450 or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing DWP-450 and any future product candidates and attracting physician and consumer demand.

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
We are currently seeking regulatory approval for DWP-450 in the United States and EU a for the treatment of moderate to severe glabellar lines. If DWP-450 is approved for this indication, the terms of that approval will restrict our ability to market or advertise DWP-450 for other indications, which could limit physician and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market DWP-450 for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, Allergan, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than DWP-450. If we are unable to obtain approval for indications in addition to our anticipated approval for glabellar lines, our marketing efforts for DWP-450 will be severely limited. As a result, we may not generate physician and consumer demand or approval of DWP-450.
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
However, pursuant to the therapeutic agreement, we agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and hold the therapeutic option and the underlying rights in trust for ALPHAEON. In September 2018, ALPHAEON exercised the right to obtain the therapeutic option to DWP-450 and remitted the option exercise price directly to Daewoong.
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
It is expected that upon approval by the FDA, DWP-450 will be the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. Additionally, our entry into the therapeutic agreement eliminates our ability to expand the permitted uses of DWP-450 for therapeutic indications. As a result our ability to expand the therapeutic indications for DWP-450 is limited.
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
We currently have limited marketing capabilities and a limited sales organization. To commercialize DWP-450 or any other future product candidates, if approved, in the United States, EU, Canada and other jurisdictions we may seek to enter, we must build our marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If DWP-450 receives regulatory approval, we expect to market DWP-450 in the United States through an internal specialized sales force and outside the United States through distributors, and such marketing efforts will be expensive and time consuming.
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
As of November 1, 2018, we had 46 employees, all of whom constituted full-time employees. As of that date, one of our full-time employees is employed by ALPHAEON and we reimburse ALPHAEON for amounts due under his employment agreement with ALPHAEON. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations, commercialize DWP-450 or any other product candidates, if approved, and continue our development activities. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

•
multiple, conflicting and changing laws and regulations such as privacy regulations, including General Data Protection Regulation, or GDPR, tax laws, export and import restrictions, employment laws, immigration laws, labor laws, regulatory requirements and other governmental approvals, permits and licenses;

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
Prior to our initial public offering, we were indirectly funded through investments in our controlling stockholder, ALPHAEON, and its majority stockholder, SCH, in part, by leading physicians in the self-pay healthcare market, or the indirect physician investors. As a result, through ALPHAEON and SCH, these indirect physician investors may have an indirect financial interest in our success (as our successes, if any, will in part be imputed to ALPHAEON and ultimately SCH) and may be more inclined to use, promote or recommend DWP-450 to their patients and other physicians. Other physicians may become aware of the indirect and potential financial interest and investments of these indirect physician investors and realize their additional incentives in recommending DWP-450 and any of our future product candidates, if approved. If these other physicians perceive this to be a significant conflict, the other physicians may be unwilling to purchase DWP-450 or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy. If consumers perceive these indirect physician investors have a conflict of interest in recommending DWP-450 or any of our future product candidates, they may be unwilling to purchase DWP-450 or any of our future product candidates and may have a negative view of our brand, which could harm our reputation in the market. If physicians do not recommend DWP-450 or any of our future product candidates or consumers choose not to purchase any of our products as a result of these conflicts of interest, it could adversely affect our business.
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
In addition, our business strategy was developed based on a number of important assumptions about the self-pay healthcare market. For example, we believe that the number of self-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of DWP-450 or any of our future product candidates could differ materially from our projections if our assumptions are incorrect. In addition, our strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability. For example, to maintain the marketing and pricing flexibility we believe results from offering products and procedures that are not reimbursed by third-party payors, we cannot offer products or services available in the broader healthcare market that are reimbursed by third-party payors. This eliminates our ability to offer a substantial number of products. In the event that we elect to seek regulatory approval for any product candidates, we will be subject to regulations governing the marketing and pricing of products that are reimbursed by third-party payors, which may have an adverse affect on our business.
Our strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability.
Our near-term strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we cannot offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for our DWP-450 product candidate.
We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.
We incur and expect to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market, and the rules of the SEC require that we satisfy certain corporate governance requirements. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
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
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, if applicable, including the GDPR, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. Neither we nor any collaboration partner is permitted to market DWP-450 or any future product candidates in the United States until we receive approval of a BLA from the FDA. We submitted a BLA to the FDA in May 2017, an MAA to the EMA in June 2017, and an NDS to Health Canada in July 2017 for DWP-450 for the treatment of glabellar lines. Our BLA and MAA were accepted for review by the FDA and EMA, respectively, in July 2017 and our NDS was accepted for review by Health Canada in October 2017 and approved in August 2018. On May 15, 2018, we received a CRL from the FDA citing a number of deficiencies in the CMC processes portion of our BLA. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Regulatory approval of a BLA or BLA supplement, MAA or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA, EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

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
Even if we receive regulatory approval for DWP-450 in all of the jurisdictions we have applied for or if we receive regulatory approval for any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or delay regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.
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
The federal False Claims Act, or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Some state law equivalents of the above federal laws, such as the Anti-Kickback Statute and FCA, apply to items or services regardless of whether the good or service was reimbursed by a government program, so called all-payor laws. These all-payor laws could apply to our sales and marketing activities even if the Anti-Kickback Statute and FCA laws are inapplicable.
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
As of November 1, 2018, ALPHAEON, which is majority-owned by SCH, owned 58.1% of our outstanding shares of common stock. As long as ALPHAEON beneficially owns a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if ALPHAEON were to beneficially own less than a majority of the voting power of our outstanding common stock, it may have the ability to influence the outcome of such corporate actions if it owns a significant portion of our common stock. In addition, if SCH chooses to sell some or all of its controlling interest in ALPHAEON, it could result in a change-of-control of ALPHAEON that could result in us being indirectly controlled by an unknown third-party.
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
ALPHAEON controls a majority of the voting power of our outstanding common stock. ALPHAEON has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change-of-control of our company without your approval and without providing for a purchase of your shares.
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
Our stock price may be volatile. For example, the closing price of our common stock since February 8, 2018, has ranged from a low of $6.75 to a high of $39.50. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of DWP-450, such as our receipt of a CRL related to our BLA submission for DWP-450 or any future product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of DWP-450 or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	sales of substantial amounts of our stock by ALPHAEON or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions of key personnel or departures of key personnel, including our Chief Executive Officer and Chief Financial Officer;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by ALPHAEON as our controlling stockholder, including sales of substantial amounts of our common stock by ALPHAEON;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
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
Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.
Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
The trading market for our common stock depends in part on the research and reports that equity research analysts publish about us and our business. If one or more of the equity research analysts who cover us downgrades our common stock or issues other unfavorable commentary or research the price of our common stock may decline. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.
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
Our historical financial data included in this Quarterly Report on Form 10-Q that is generated from periods before we completed our initial public offering in February 2018 does not reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone company during the periods presented or those we will achieve in the future. This is primarily the result of the following factors:

•
our historical financial data reflects expense allocations for certain support functions that are provided on a centralized basis within ALPHAEON, such as expenses for business technology, facilities, legal, finance, human resources and business development, that may be higher or lower than the comparable expenses that we would have actually incurred, or will incur in the future, as a stand-alone company; and

•
significant increases have and will continue to occur in our cost structure as a result of our completed initial public offering, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act.

As a result, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
Future sales of common stock by ALPHAEON or others of our common stock, or the perception that such sales may occur, could depress the market price of our common stock.
As of November 1, 2018, ALPHAEON owned 58.1% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
10.1+	Employment Agreement, dated August 15, 2018, by and between the Company and Rui Avelar, M.D.					X
10.2+	Separation Agreement, dated August 17, 2018, by and among the Company, ALPHAEON Corporation, and J. Christopher Marmo, Ph.D.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X
_____________

+	Indicates management contract or compensatory plan.
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

Evolus, Inc.

Date:	November 5, 2018	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer )

Date:	November 5, 2018	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer )