Form 10-K
period 2018-12-31
Evolus, Inc.
filed 2019-03-20
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
520 Newport Center Dr., Suite 1200 Newport Beach, California 92660 (949) 284-4555 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $141.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $27.99 per share for such date.

As of March 20, 2019, 27,274,991 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	our ability to maintain regulatory approval of our sole product, Jeuveau™, and any related restrictions, limitations and warnings in the label of Jeuveau™ in a timely manner;

•	the potential market size, opportunity and growth potential for Jeuveau™;

•
the attractiveness of the product characteristics of Jeuveau™ (including the benefits of a 900 kilodalton, or kDa, botulinum toxin type A complex) and the rate and degree of physician and patient acceptance of Jeuveau™;

•	our ability to successfully commercialize Jeuveau™, including our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize Jeuveau™;

•	the pricing of Jeuveau™, and the flexibility of our pricing and marketing strategy compared to our competitors;

•	the performance of our third-party licensors, suppliers, manufacturers and distributors;

•	our expectations regarding our future development of Jeuveau™ for other indications and approval in other jurisdictions;

•	the accuracy of our estimates regarding the amount and timing of expenses, future revenue, capital requirements and needs for additional financing;

•	regulatory and legislative developments in the United States, European Union, or EU, Canada and other countries;

•	developments and projections relating to our competitors and our industry, including competing products and procedures;

•	the loss of key management personnel;

•	our future financial performance and our ability to continue as a going concern;

•	the ability of ALPHAEON Corporation, or ALPHAEON, our controlling stockholder, to control the direction of our business; and

•	the results of current and any future legal proceedings.
The forward-looking statements included herein are not guarantees of future performance or events and are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ materially from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 “Business” and Item 1A “Risk Factors” of Part I and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission, or SEC. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report on Form 10-K and the documents we file with the

SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Evolus,” “company,” “we,” “us” and “our” refer to Evolus, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.
EVOLUS™ and Jeuveau™ are two of our trademarks that are used in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Annual Report on Form 10-K as BOTOX. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Item 1.     Business.
Overview
We are a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market. On February 1, 2019, the U.S. Food and Drug Administration, or FDA, approved our first product Jeuveau™ (prabotulinumtoxinA-xvfs). We plan to launch Jeuveau™ commercially in the United States in Spring 2019. Jeuveau™ is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. We believe we will offer physicians and consumers a compelling value proposition with Jeuveau™. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader, and prior to the approval of Jeuveau™, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.

We have successfully completed a comprehensive global five-study clinical development program which we named TRANSPARENCY. The TRANSPARENCY global clinical program included studies in the United States, EU and Canada to meet the regulatory requirements for a Biologics License Application, or BLA, in the United States, a Marketing Authorization Application, or MAA, in the European Union, or EU, and a New Drug Submission, or NDS, in Canada, for the treatment of moderate to severe glabellar lines between the eyebrows. The program, which was developed in consultation with the FDA, Canadian and European regulatory bodies, included three multicenter, randomized, controlled, single dose Phase III studies and two open label, multiple dose, long-term Phase II studies. Over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in the TRANSPARENCY program. All three Phase III studies in the TRANSPARENCY program successfully met their respective primary endpoints.

We submitted a New Drug Submission, or NDS, to Health Canada and in August 2018 we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We plan to market the product in Canada in the first half of 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion, a Canadian provider of medical and aesthetic equipment and consumables to hospitals, aesthetic clinics and private medical practices. We also submitted an MAA to the European Medicines Agency, or EMA, and it was accepted for review in July 2017. We expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, in the first quarter of 2019. If the CHMP provides a favorable opinion, we would expect approval of our MAA by end of second quarter 2019.

Our primary market is the self-pay aesthetic market, which includes medical products purchased by physicians that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. Within the self-pay aesthetic market, the global aesthetic neurotoxin market was estimated to generate approximately $2.5 billion of revenue in 2018 and is estimated to grow to approximately $3.5 billion in 2021. The United States is the largest portion of this market and was estimated to generate approximately $1.2 billion of revenue in 2018 and is expected to grow to approximately $1.7 billion in 2021. We believe the aesthetic neurotoxin markets is one of the most attractive in healthcare with secular growth trends. We believe the continued growth of the aesthetic neurotoxin market will be driven by an aging population, increased use by individuals between the ages of 19 and 34, whom we refer to as millennials, increasing life expectancy, rising disposable income, improved accessibility to these products and treatments due to an increase in the number of physicians who perform these procedures, continued innovation, and an increasing acceptance and utilization of elective or minimally invasive aesthetic procedures. According to the American Society for Aesthetic Plastic Surgery, aesthetic neurotoxin treatments are the number one cosmetic procedure being considered by millennials, and neurotoxin use among this group has increased by 87% between 2011 and 2016.

Jeuveau™ is the first known neurotoxin dedicated exclusively to aesthetics. We plan to launch Jeuveau™ in the United States in Spring 2019 by building a commercialization infrastructure, which includes our own specialty sales force of approximately 140 sales representatives. We intend to create a strongly desirable experience for physicians and consumers by leveraging our management team’s extensive industry experience, our compelling head-to-head clinical data compared with BOTOX, and our unique technology platform designed to transform the aesthetic market by eliminating the friction points existing for customers today. Outside of the United States, we plan to market and sell our neurotoxin through distributors in the territories in which we have the right to sell it.

On September 30, 2013, we entered into a license and supply agreement, or the Daewoong Agreement, pursuant to which we have an exclusive distribution license to Jeuveau™ from Daewoong Pharmaceuticals Co., Ltd., or Daewoong, a South

Korean pharmaceutical manufacturer, for aesthetic indications in the United States, EU, Canada, Australia, Russia, Commonwealth of Independent States, or C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau™ will be manufactured by Daewoong in a recently constructed facility in South Korea. We also have the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau™) in a territory covered by the license.
Our Competitive Strengths
We believe we will offer physicians and consumers a compelling value proposition beginning with the launch of Jeuveau™ for the following reasons:

•
Jeuveau™ will offer the U.S. market the first known 900 kDa neurotoxin alternative to BOTOX. The manufacture of both Jeuveau™ and BOTOX starts with a 900 kDa complex, includes adding the excipients human serum albumin, or HSA, and sodium chloride, and finishes by vacuum drying. We believe Jeuveau™ is the only known neurotoxin product in the United States with a 900 kDa neurotoxin complex other than BOTOX. We also believe an important component of competitiveness in the neurotoxin market relates to the characteristics associated with the 900 kDa complex and the potential of the accessory proteins to increase the effectiveness of the active toxin portion of the complex.

•
Results from our TRANSPARENCY global clinical program in more than 2,100 patients provides robust data to physicians evaluating the purchase of Jeuveau™. We believe the comprehensive TRANSPARENCY clinical data set, including a head-to-head Phase III study comparing Jeuveau™ and BOTOX, provides physicians with confidence in recommending Jeuveau™ to their patients.

•
Enhanced level of physician-customer interaction through a self-pay, aesthetic-only marketing strategy. We have elected to specifically target the self-pay aesthetic market. With a reduced regulatory burden compared to third-party payor reimbursed therapeutic products, we believe we will achieve a number of benefits that market participants in reimbursed markets are unable to achieve, such as an enhanced level of interaction with our physician-customers. Jeuveau™ is the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy will create meaningful strategic advantages in the United States, including pricing and marketing flexibility. We intend to utilize this flexibility to drive market adoption through programs such as promotional events, experience product programs and pricing strategies.

•
We are building a unique technology platform. We intend to create a simple, personal and connected experience for physicians utilizing our proprietary technology platform. We are designing a platform with the goal of limiting friction and enhancing the overall experience for physicians and ultimately consumers.

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

Our Strategy
Our near-term strategy is to enter the U.S. medical aesthetic neurotoxin market with Jeuveau™. We plan to expand our product offerings over time through in-licensing, partnerships and acquisitions. The key components of our strategy are:

•	Launch Jeuveau™ in the United States with our own specialty sales force of approximately 140 sales representatives.

•	Partner outside of the United States to reach and serve physicians and consumers in those territories.

•	Pursue an aesthetic-only strategy to enhance marketing and pricing flexibility along with improving transparency for our customers.

•	Leverage our strong KOL relationships to assist in scientific presentations, publications, and other methods to drive success of our commercial launch of Jeuveau™.

•	Establish a leading medical aesthetics company by in-licensing technology, developing partnerships and potentially acquiring products.
Our Market
Our primary market is self-pay aesthetic healthcare, which includes medical products purchased by physicians that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. By focusing on the self-pay medical aesthetics market, we believe we will not be exposed to reimbursement risk associated with a reliance on payments from such third-party payors, and we will be subject to fewer regulations that place limits on the types of marketing and other interactions we can have with physicians.
Within the self-pay aesthetic market, the global aesthetic neurotoxin market was estimated to generate approximately $2.5 billion of revenue in 2018 and is estimated to grow to approximately $3.5 billion in 2021. The U.S. aesthetic neurotoxin market was estimated to generate $1.2 billion in sales in 2018.

Within the multiple age groups that receive aesthetic neurotoxin treatments, we will strategically focus our marketing efforts on the Millennial segment which is the largest cohort in the U.S. population. In 2019 there are estimated to be approximately 73 million Millennials, defined as individuals born between 1981 and 1996. Botulinum toxin use among individuals between the age of 19 and 34 increased 87% between 2011 and 2016, and neurotoxin treatments are the number one cosmetic procedure considered by this generation. Approximately 1.7 million females between the age of 30 and 39, which includes many individuals we define as Millennials, are considering neurotoxins in the next twelve months.

We believe the growth in the medical aesthetics market is driven by a number of factors, including:

•	Millennials are increasingly seeking medical aesthetic treatments and utilizing neurotoxins as an entry point for aesthetic procedures due to their minimally invasive nature;

•	an aging population together with an increasing life expectancy, which is resulting in more consumers with a desire for improved appearance and well-being over a longer period of time;

•	rising disposable income, with the U.S. Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 15% from March 2012 to March 2018;

•	growing awareness, utilization and acceptance of elective or minimally invasive aesthetic procedures; and

•	continued innovation and improved accessibility to these treatments due to an increase in the number of physicians who perform these procedures.
Currently, BOTOX, Dysport and Xeomin represent a majority of the medical aesthetics botulinum toxin type A market. In 2018, BOTOX U.S. unit market share was approximately 75% and generated approximately $907 million of revenue. In the same year, Dysport and Xeomin U.S. unit market share was approximately 19% and 7%, respectively.
Jeuveau™ Overview
We licensed Jeuveau™ from Daewoong in September 2013 and commenced clinical trials in 2014. Jeuveau™ is an injectable formulation of a 900 kDa botulinum toxin type A complex designed to address the needs of the large and growing facial aesthetics market. We completed the TRANSPARENCY global clinical program to meet the regulatory requirements for a BLA in the United States, a MAA in the EU, and a NDS in Canada, for the treatment of moderate to severe glabellar lines. Our program was developed in consultation with the FDA, Canadian and European regulatory bodies. These regulatory bodies provided guidance and feedback on the critical endpoints and statistical methodology required to develop the safety and efficacy endpoints that would support this indication’s approval.

As demonstrated in the figure below, Jeuveau™ contains a 900 kDa botulinum toxin type A complex produced by the bacterium Clostridium botulinum. The active part of the neurotoxin is the 150 kDa component, and the remaining 750 kDA of the complex is made up of accessory proteins that we believe help with the function of the active portion of the toxin. Jeuveau™ has the same mechanism of action as other type A botulinum toxins. When injected intramuscularly at therapeutic doses, botulinum toxin causes a chemical denervation of the muscle resulting in localized reduction of muscle activity. Botulinum toxin type A specifically blocks peripheral acetylcholine release at presynaptic cholinergic nerve terminals by cleaving SNAP-25, a protein integral to the successful docking and release of acetylcholine from vesicles situated within the nerve endings leading to denervation and relaxation of the muscle.
Diagram of Botulinum Toxin Type A
The following table provides a summary of the botulinum toxin type A complex composition for Jeuveau™ and available toxins in the United States.

Product	Source	Toxin Complex
BOTOX	Clostridium botilinum	900 kDa, full accessory protein complex
Jeuveau™		900 kDa, full accessory protein complex
Dysport		Undisclosed by manufacturer
Xeomin		150 kDa, no accessory proteins

TRANSPARENCY: Evolus Clinical Development for Glabellar Lines
In 2014, we initiated a comprehensive five-study clinical development program for Jeuveau™, which we named TRANSPARENCY, in the United States, EU and Canada to meet the regulatory requirements for a BLA in the United States, a MAA in the EU, and a NDS in Canada, for the treatment of moderate to severe glabellar lines. The TRANSPARENCY program, which was developed in consultation with the FDA, Canadian, and European regulatory bodies, included three multicenter, randomized, double-blinded, controlled, single dose Phase III studies titled EV-001, EV-002 and EVB-003. Each Phase III study lasted 150 days. The TRANSPARENCY program also included two open label, multiple dose, long-term Phase II studies titled EV-004 and EV-006, each lasting one year. Between September 2014 and August 2016, over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in this program.

In our clinical trials, subjects received intramuscular injections in five target sites in muscles that contribute to the formation of glabellar lines: the midline of the procerus, the inferomedial aspect of each corrugator, and the superior middle aspect of each corrugator. Each of the five target sites was injected with 0.1 milliliters, or mL, for a total of 0.5mL. Subjects assigned (in the open label studies) or randomized (in the controlled studies) to Jeuveau™ received a total of 20 units per treatment, administered as 4 units per 0.1mL and those subjects who were randomized to the placebo group received 0.5mL saline. In our EVB-003 Phase III trial, the only study of the five with both a placebo and active control arm, subjects randomized to the active control received a total of 20 units of BOTOX administered as 4 units per 0.1mL.
All five studies contributed data to the evaluation of efficacy and safety. The table below summarizes our five-study TRANSPARENCY global clinical program.
Listing of the TRANSPARENCY Clinical Studies - Design Features and Efficacy Assessments

	EV-001	EV-002	EVB-003	EV-004	EV-006
Study	U.S. Pivotal Phase III Safety and Efficacy	U.S. Pivotal Phase III Safety and Efficacy	EU and Canadian Pivotal Phase III Safety and Efficacy	U.S. Phase II Long-term Safety	U.S. Phase II Long-term Safety
Population
Healthy adults (≥18 years) who had moderate to severe glabellar lines (Glabellar Line Scale, or GLS, score ≥2) at maximum frown, as independently assessed by both Investigator Assessment (IA) and Subject Assessment(SA)
		Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown, as independently assessed by both IA and SA	Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown assessed by IA only and who felt that their glabellar lines had an important psychological impact	Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown assessed by IA only	Healthy adults (≥18 years) who had moderate to severe glabellar lines (GLS score ≥2) at maximum frown, as independently agreed by both IA and SA
Design, including Duration	Multicenter Randomized (3:1) Double blind Placebo controlled Single dose 150 days duration	Multicenter Randomized (3:1) Double blind Placebo controlled Single dose 150 days duration	Multicenter Randomized (5:5:1) Double blind Placebo and active controlled Single dose 150 days duration	Multicenter Non-randomized Open label Multiple dose (initial treatment plus up to three repeat treatments) 365 days duration	Multicenter Non-randomized Open label Multiple dose (initial treatment plus up to three repeat treatments) 365 days duration
Treatments	Single treatment of: 20 units of Jeuveau™ or 0.5mL saline (Placebo)	Single treatment of: 20 units of Jeuveau™ or 0.5mL saline (Placebo)	Single treatment of: 20 units of Jeuveau™ or 20 units of BOTOX or 0.5mL saline (Placebo)	20 units of Jeuveau™/treatment, up to a maximum of 4 treatments	20 units of Jeuveau™/treatment, up to a maximum of 4 treatments
Number of Subjects	330 randomized (3:1)	324 randomized (3:1)	540 randomized (5:5:1)	352 treated with Jeuveau™	570 treated with Jeuveau™
Location of Sites	United States	United States	Canada; France; Germany; Sweden; United Kingdom	United States	United States
Primary Endpoint	Proportion of subjects classified as responders on Day 30; A composite endpoint A responder was a subject with a ≥2 point improvement on the GLS from Day 0 to Day 30 at maximum frown	Proportion of subjects classified as responders on Day 30 A composite endpoint A responder was a subject with a ≥2 point improvement on the GLS from Day 0 to Day 30 at maximum frown	Proportion of subjects classified as responders on Day 30 Not a composite endpoint A responder was a subject with a GLS score of 0 or 1	None, all efficacy endpoints were exploratory	None, all efficacy endpoints were exploratory
Phase III U.S. Based Clinical Trials. The two identical U.S. Phase III studies, EV-001 and EV-002, enrolled subjects who were selected from a population of healthy adults, at least 18 years of age, who had moderate to severe glabellar lines at maximum frown, as independently assessed by the investigator and subject using the 4-point photonumeric Glabellar Line Scale, or GLS, where 0=no lines, 1=mild lines, 2=moderate lines and 3=severe lines. On Day 0, eligible subjects were randomly assigned in a 3:1 ratio to receive a single treatment of either Jeuveau™ or placebo. Subjects were followed for 150 days after treatment.

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
Both studies met the primary endpoint of superiority over placebo. The percentages of responders in the intent to treat population for the composite primary endpoint, a two point or greater score composite improvement, in each of the two controlled single dose studies were:

•	EV-001: 1.2% placebo, 67.5% Jeuveau™, with an absolute difference between the groups of 66.3%, 95% CI (59.0, 72.4)

•	EV-002: 1.3% placebo, 70.4% Jeuveau™, with an absolute difference between the groups of 69.1%, 95% CI (61.5, 75.1)
U.S. Phase III Primary Endpoint - Composite Score ≥ 2 Point GLS Improvement at Maximum Frown on Day 30

100%
80%
60%
40%
20%
0%
Composite Score Responder Rate
67.5%
1.2%
70.4%
1.3%
EV-001
EV-002
Jeuveau™
Placebo

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

•	At Day 90 (post hoc), the percentage of responders was 1.3% in the placebo group and 26.5% in the Jeuveau™ group with an absolute difference of 25.2%, p<0.001.

•	At Day 120, the percentage of responders was 1.3% in the placebo group and 8.3% in the Jeuveau™ group with an absolute difference of 7.0%, p=0.023.

•
At Day 150 or early termination, the percentage of responders was 0.0% in the placebo group and 4.6% in the Jeuveau™ group. The absolute difference of 4.6% between the groups remained statistically significant for the composite endpoint, p=0.041.

A p value, as expressed in the data above, is the probability that the difference between two data sets was due to chance. The smaller the p value, the more likely the differences are not due to chance alone. In general, if the p value is less than or equal to 0.05, the outcome is statistically significant.
The 2 point composite score results were similar in the EV-002 study to the EV-001 study for the secondary endpoints:

•	At Day 90 (post hoc), the percentage of responders was 0.0% in the placebo group and 25.8% in the Jeuveau™ group with an absolute difference of 25.8%, p<0.001.

•	At Day 120, the percentage of responders was 0.0% in the placebo group and 12.4% in the Jeuveau™ group, with an absolute difference of 12.4%, p<0.001.

•
At Day 150 or early termination, the percentage of responders was 0.0% in the placebo group and 4.6% in the Jeuveau™ group. The absolute difference of 4.6% between the groups remained statistically significant for the composite endpoint, p=0.047.

Additional exploratory efficacy analyses in the EV-001 and EV-002 studies were conducted where Jeuveau™ was investigated for a one point or greater improvement as assessed by either the subject or investigator at various days at maximum frown based on the GLS. Jeuveau™ was compared against a placebo at 2 days, 7 days, 14 days, 30 days, 90 days, 120 days and 150 days or early termination.
U.S. Phase III Exploratory Endpoints - ≥ 1 Point Improvement GLS at Maximum Frown

EV-001
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Proportion of Responders %
8.4%
14.5%
46.2%
49.6%
8.8%
18.8%
91.2%
91.2%
6.1%
14.6%
95.4%
95.0%
9.6%
13.3%
95.8%
94.6%
7.5%
16.3%
77.4%
73.5%
7.5%
12.5%
64.6%
59.0%
7.4%
13.6%
41.8%
42.6%
2
7
14
30
90
120
150/Early Termination
Days Post Treatment
Placebo IA
Placeo SA
Jeuveau™ IA
Jeuveau™ SA

EV-002
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Proportion of Responders %
17.1%
18.4%
56.0%
46.5%
18.1%
15.3%
90.8%
89.9%
17.1%
17.1%
94.6%
92.9%
10.7%
17.3%
95.0%
92.5%
14.5%
17.1%
79.0%
73.4%
13.3%
22.7%
57.5%
59.2%
6.5%
22.1%
33.8%
40.5%
2
7
14
30
90
120
150/Early Termination
Days Post Treatment
Placebo IA
Placeo SA
Jeuveau™ IA
Jeuveau™ SA

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

EV-001
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Proportion of Responders %
48.7%
50.8%
92.4%
92%
96.7%
93.3%
95.8%
94.2%
83.8%
79.9%
77.7%
62.9%
53.6%
50.2%
2
7
14
30
90
120
150/Early Termination
Days Post Treatment
Jeuveau™ IA
Jeuveau™ SA

U.S. Phase III studies Exploratory Endpoint - Global Aesthetic Improvement Responders (Much Improved/Improved)

EV-002
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Proportion of Responders %
59.8%
52.3%
90.3%
90.3%
94.1%
94.1%
92.9%
90.4%
81.1%
79.4%
65.2%
68.7%
43.0%
57.0%
2
7
14
30
90
120
150/Early Termination
Days Post Treatment
Jeuveau™ IA
Jeuveau™ SA

EV-002 Subject - Glabellar Lines at Maximum Frown

In the EV-001 study, the adverse event, or AE, rate was 32.1% in the placebo group and 38.2% in the Jeuveau™ group. Placebo and Jeuveau™ groups were similar in the overall incidence of subjects who experienced one or more AEs. Three Jeuveau™ subjects (3/246, 1.2%) experienced serious adverse events, or SAEs, but none were assessed as study drug related. Placebo and Jeuveau™ groups were also similar in the percentages of subjects who experienced AEs assessed by the investigator as study drug related: 13.1% of placebo subjects and 15.4% of Jeuveau™ subjects. The drug related eyelid and eyebrow ptosis rates, the drooping of an upper eyelid or eyebrow, respectively, in the Jeuveau™ group was 0.8% and 0.4%, respectively.

In the EV-002 study, the AE rate was 26.9% in the placebo group and 28.5% in the Jeuveau™ group. Placebo and Jeuveau™ groups were similar in the overall incidence of subjects who experienced one or more AEs. Four Jeuveau™ subjects (4/246, 1.6%) experienced a SAE, but none were assessed as study drug related. Placebo and Jeuveau™ groups were also similar in the percentages of subjects who experienced an AE assessed by the investigator as study drug related: 7.7% of placebo subjects and 9.8% of Jeuveau™ subjects. The drug related eyelid and eyebrow ptosis rates in the Jeuveau™ arm were 1.2% and 0.4% respectively. Overall, AEs with an incidence of 1% or greater were headache at 9.3% in the Jeuveau™ groups and 7.6% in the placebo groups and eyelid ptosis at 1% in the Jeuveau™ groups and 0% in the placebo groups.
U.S. Phase III Trials - Adverse Event Rate Summary
Phase III European and Canadian Clinical Trial for Glabellar Lines
The EVB-003 study was the third Phase III safety and efficacy study in the Jeuveau™ clinical development program, and was conducted in Europe and Canada. 540 subjects with moderate to severe glabellar lines, or a GLS score of 2 or 3, as assessed by the investigator, were eligible to be enrolled provided that subjects also felt their glabellar lines had an important psychological impact, such as on their mood, anxiety or depressive symptoms. On Day 0, eligible subjects were randomly assigned in a 5:5:1 ratio to receive a single treatment of 20 units of Jeuveau™, 20 units of BOTOX or placebo.
The primary efficacy endpoint was defined as the proportion of subjects classified as responders on Day 30. A responder was a subject with a GLS score of 0 or 1, as assessed by the investigator at maximum frown. The primary analysis of the primary efficacy endpoint in the EVB-003 study showed the superiority of Jeuveau™ over placebo, and established non-inferiority of Jeuveau™ to BOTOX. The percentages of responders for the primary efficacy endpoint were:

•	4.2% in the placebo group, 95% CI (0.0, 9.8);

•	82.8% in the BOTOX group, 95% CI (78.1, 87.5); and

•	87.2% in the Jeuveau™ group, 95% CI (83.0, 91.5).
A confidence interval, or CI, is a range of values in which, statistically, there is a specified level of confidence where the result lies. As an example, in the results above for this Phase III study, the results indicate that there is a 95% level of confidence that the responder rate for placebo was between 0.0% and 9.8%, which we express as: 95% CI (0.0, 9.8).
The absolute differences between the treatment groups were:

•	83.1% between Jeuveau™ and placebo groups, 95% CI (70.3, 89.4), (p<0.001), indicating Jeuveau™ was superior to placebo; and

•
4.4% between Jeuveau™ and BOTOX groups, 95% CI (-1.9, 10.8), with non‑inferiority of Jeuveau™ versus BOTOX concluded based on the lower bound of the 95% CI for the absolute difference exceeding -10.0%.

EU Phase III Primary Endpoint - Responder Rates at Maximum Frown on Day 30 (GLS = 0 or 1) by Investigator Assessment	EU Phase III Primary Endpoint - Non-Inferiority, at Maximum Frown on Day 30 by Investigator Assessment

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
87.2%
82.8%
4.2%
JeuveauTM
n=235
Botox
n=244
Placebo
n=48

As presented in the table below, within each group, 32.7% of placebo subjects, 41.9% of BOTOX subjects and 37.6% of Jeuveau™ subjects experienced AEs. One placebo subject (1/49, 2.0%), one BOTOX subject (1/246, 0.4%) and three Jeuveau™ subjects (3/245, 1.2%) experienced a total of 11 SAEs and none were assessed as study drug related. The drug related eyelid ptosis rates were 1.6% in the Jeuveau™ arm and 0% in the BOTOX arm and the eyebrow ptosis rates were 0% in the Jeuveau™ arm and 0.4% in the BOTOX arm.

EU and Canadian Phase III Trial - Adverse Event Rate Summary
As presented in the table below, in EVB-003, we also assessed as a secondary endpoint ≥ 1 point improvement GLS at maximum frown for both investigator and patient satisfaction. The investigator assessment at Day 2, the beginning of the study, and at Day 150, at the end of the study, Jeuveau™ is statistically superior to placebo as measured by a one-point improvement on the GLS scale by investigator assessment. We also looked at subject satisfaction on Day 30, and Jeuveau™ was superior to placebo at 91% versus 6% in the placebo arm.
EU and Canadian Phase III Trial - Select Secondary Endpoints

*P-Value Placebo vs Jeuveau™ <0.001

Phase II Repeat Dose Clinical Trial for Glabellar Lines
The primary objective of the Phase II EV-004 study was to demonstrate the safety of Jeuveau™ in adult subjects receiving repeat doses of Jeuveau™ for the treatment of moderate to severe glabellar lines. This multi-dose study lasted one year. Subjects were selected from a population of healthy adults at least 18 years of age who had moderate to severe glabellar lines at maximum frown, as assessed by the investigator. On Day 0, eligible subjects were administered a single treatment, 20 units of Jeuveau™. On and after Day 90, subjects were eligible for a repeat treatment if their GLS score was 2 or greater at maximum frown, as assessed by the investigator. If a subject did not have a GLS score of 2 or greater, they were followed monthly until eligible for a repeat treatment or until the study ended on Day 365. The test product in this study was different from all the other Evolus sponsored studies because each vial contained lyophilized, instead of vacuum dried, Jeuveau™. See the section entitled “Additional Safety Evaluations” below for additional information. All other studies in the Evolus sponsored program used vials containing vacuum dried Jeuveau™. Over the course of the one year study, the 352 subjects in the study received a median total dose of 60 units, or 3 treatments.
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

The Phase II, EV-006 study’s primary objective was also to demonstrate the safety of Jeuveau™ in adult subjects receiving repeat doses of Jeuveau™ for the treatment of moderate to severe glabellar lines. Like EV-004, the EV-006 was a multi-dose study that lasted one year. Subjects were selected from a population of healthy adults at least 18 years of age who had moderate to severe glabellar lines at maximum frown, agreed by both the investigator and the subject, as opposed to the sole assessment of the investigator in the EV-004 study. On Day 0, eligible subjects were administered a single treatment of 20 units of Jeuveau™. On and after Day 90, subjects were eligible for repeat treatment if their GLS score was a 2 or greater at maximum frown, as assessed by the investigator. If a subject did not have a GLS score ≥2, they were followed monthly until eligible for repeat treatment or until the study ended on Day 365.
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

The combined Jeuveau™ drug-related eyelid ptosis rate for the EV-004 and EV-006 studies was 0.9%.

Additional Safety Evaluations
The five Evolus sponsored studies, EV-001, EV-002, EVB-003, EV-004 and EV-006, assessed the vital signs of subjects, and there were no notable differences found between the Jeuveau™ group and placebo. In the U.S.-based studies, EV-001, EV-002, EV-004 and EV-006, additional testing was conducted such as chemistry, hematology, urinalysis, and electrocardiograms, and these additional tests did not reveal any notable differences between the Jeuveau™ and placebo groups. During the course of the U.S.-based studies, testing was also conducted looking for subjects who developed antibotulinum toxin antibodies after exposure to the drug, referred to as cases of seroconversion. There were two cases of seroconversion in the EV-004 repeat dose study. The formulation in the EV-004 study was not the same as the formulation used in all the other Evolus studies. Specifically, the formulation for the EV-004 study used a lyophilizing, or freeze drying, method for removing water. The pivotal studies EV-001 and EV-002, and the repeat dose study EV-006, used a Jeuveau™ formulation that was vacuum dried, and there were no cases of seroconversion in any subjects. This vacuum dried formulation was tested for antibotulinum antibody formations in 1,739 treatments in the 570 subjects in the repeat treatment EV-006 trial, and 492 treatments in the two U.S. single treatment Phase III trials, EV-001 and EV-002. We plan to commercialize the vacuum dried formulation of Jeuveau™.
Manufacturing
Daewoong manufactures and supplies Jeuveau™ to us. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical companies in South Korea. Daewoong has recently constructed a facility in which drug product for Jeuveau™ is produced. The facility is located in Gyeonggi-do, South Korea. We believe this facility will be sufficient to meet demand for Jeuveau™ for the foreseeable future. The FDA conducted a current Good Manufacturing Practice, or cGMP, and pre-approval inspection of the facility in November 2017 in connection with our BLA for Jeuveau™. The UK Medicines and Healthcare Products Regulatory Agency, or MHRA, also completed an inspection of the manufacturing facility in February 2018 in connection with our MAA. The U.S. FDA approval of Jeuveau™ in February 2019 included approval to manufacture Jeuveau™ at Daewoong’s facility.
Daewoong manufactures the Jeuveau™ drug substance in a separate facility on the same campus. The manufacture of Jeuveau™ drug substance is based on the fermentation of Daewoong’s C.botulinum cell line, followed by isolation and purification of the drug substance. Daewoong has received a U.S. patent for the production process. The drug substance production facility was renovated to comply with FDA and EMA cGMP requirements.
Our History
We were incorporated in November 2012 and are headquartered in Newport Beach, California. In a series of related transactions in 2013, SCH-AEON, LLC (formerly known as Strathspey Crown Holdings, LLC), or SCH, acquired all of our outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed our equity that it had acquired in 2013 to its subsidiary operating entity, ALPHAEON, in exchange for the payments described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Payment Obligations Related to Our Acquisition by ALPHAEON.” As a result of these transactions, we were a wholly-owned subsidiary of ALPHAEON.

Daewoong License and Supply Agreement
On September 30, 2013, we entered into the Daewoong Agreement with Daewoong, pursuant to which Daewoong agreed to manufacture and supply Jeuveau™ and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau™ in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, each, a covered territory. Daewoong also granted us a non-exclusive license to do the same in Japan. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million and agreed to make milestone payments upon certain confidential development and commercial milestones, including payment to Daewoong upon each of FDA and EMA approval of Jeuveau™. Under the Daewoong Agreement, the maximum aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million as of December 31, 2018. In February 2019, we paid $2.0 million to Daewoong upon obtaining FDA approval of Jeuveau™. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau™, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau™.

Under the Daewoong Agreement, Daewoong has agreed to supply us with Jeuveau™ at an agreed-upon, transfer price, and we have agreed to make milestone payments upon completion of certain confidential development and commercial milestones. Our exclusivity is subject to certain minimum annual purchases upon commercialization, irrespective of aesthetic or therapeutic indications, and if we fail to meet these targets, Daewoong may, at its option, convert the exclusive license to a non-exclusive license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. During the term of the Daewoong Agreement, we cannot purchase, sell or distribute any competing products in a covered territory or Japan or sell Jeuveau™ outside a covered territory or Japan. We also have the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau™) in a covered territory or Japan.

The initial term of the Daewoong Agreement is from September 30, 2013 to the later of (i) the fifth anniversary of approval from the relevant governmental authority necessary to market and sell Jeuveau™ or (ii) September 30, 2023, and automatically renews for unlimited additional three-year terms if we meet certain performance requirements. The Daewoong Agreement will terminate (A) upon written notice by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) without notice upon the bankruptcy or insolvency of our company.

In addition to the aesthetic use of Jeuveau™, we held an option to obtain the therapeutic rights to botulinum toxin products in the licensed territories which was held in trust for ALPHAEON. In September 2018, ALPHAEON exercised the right to obtain the therapeutic rights and remitted the option exercise price directly to Daewoong.

We are the sole owner of any marketing authorization and clinical trial results we pursue in a covered territory. However, if we do not renew the Daewoong Agreement or upon termination of the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights to Daewoong.

The Daewoong Agreement also provides that Daewoong will indemnify us for any losses arising out of (i) Daewoong’s willful misconduct or gross negligence in performing its obligations under the agreement, (ii) Daewoong’s breach of the agreement, or (iii) any allegation that Jeuveau™ or Daewoong’s trademark infringes or misappropriates the rights of a third party, except, in each case, as a result of our willful misconduct or gross negligence. We have agreed to indemnify Daewoong for any losses arising out of (A) our willful misconduct or gross negligence in performing our obligations under the agreement, or (B) our breach of the agreement, except, in each case, as a result of Daewoong’s willful misconduct or gross negligence.
Competition
Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin. There are only four approved injectable botulinum toxin type A neurotoxins in the United States, including Jeuveau™. There are also other injectable botulinum toxin type A products being developed for the U.S. market. We believe the primary competing products in this market include BOTOX, Dysport and Xeomin:

•	BOTOX, marketed by Allergan plc, or Allergan, received FDA approval in 2002 for glabellar lines. Allergan was the first company to market neurotoxins for aesthetic purposes.

•	Dysport, marketed by Galderma S.A., or Galderma, received FDA approval in 2009 for glabellar lines.

•	Xeomin, marketed by Merz Pharma GmbH & Co., or Merz, received FDA approval in 2011 for glabellar lines.
In addition to the companies commercializing neurotoxins, there are other products and treatments that may indirectly compete with Jeuveau™, such as dermal fillers, laser treatments, brow lifts, chemical peels, fat injections and cold therapy. We compete with various companies that have products in these medical aesthetic categories. Among these companies are Allergan, Sanofi, Sun Pharma, Valeant Pharmaceuticals International, Inc., or Valeant, Mentor Worldwide LLC, a division of Johnson & Johnson, Merz, Galderma, and Skinceuticals, a division of L’Oreal SA. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are in various phases of development in North America for the treatment of glabellar lines.
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
Federal and State Fraud and Abuse
While we do not currently have plans for our neurotoxin product to be covered by insurance or government reimbursement programs, if we were to offer reimbursable products, we could be subject to federal laws and regulations covering reimbursable products, such as the Anti-Kickback Statute, Stark Law and Physician Payment Sunshine Act. These laws that may affect our ability to operate include, but are not limited to:

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
Data Privacy and Security Laws and Regulations
We are also subject to data privacy and security regulation by the federal government, states and non-U.S. jurisdictions in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state and non-U.S. laws, including the General Data Protection Regulation adopted by the EU, govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Employees
As of February 28, 2019, we had 70 employees, all of whom constituted full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Corporate Information
We were incorporated in the State of Delaware in November 2012. Our principal executive offices are located at 520 Newport Center Drive, Suite 1200, Newport Beach, California 92660, and our telephone number is (949) 284-4555. Our website address is www.evolus.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K or any other filing we make with the SEC. We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and also a smaller reporting company, and therefore we are subject to reduced public company reporting requirements.
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
Risks Related to Our Business and Strategy
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a performance beauty company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, Jeuveau™, which is currently our only product. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. To date, we have not generated any revenue from product sales relating to Jeuveau™. We continue to incur significant expenses related to the commercialization of Jeuveau™. We have recorded net losses of $46.9 million and $4.5 million for the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit as of December 31, 2018 of $123.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we begin to commercialize Jeuveau™. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau™. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We currently depend entirely on the successful commercialization of our only product, Jeuveau™. If we are unable to successfully commercialize Jeuveau™, we may never generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau™, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While Jeuveau™ has been approved for sale in the United States and Canada, we have yet to successfully commercialize our product. Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, depend entirely on the successful and timely commercialization of Jeuveau™. The commercial success of Jeuveau™ will depend on a number of factors, including the following:

•	our success in educating physicians and consumers about the benefits, administration and use of Jeuveau™;

•	the prevalence, duration and severity of potential side effects experienced with Jeuveau™;

•	achieving and maintaining compliance with all regulatory requirements applicable to Jeuveau™;

•	the ability to raise additional capital on acceptable terms, or at all, if needed, to support the commercial launch of Jeuveau™;

•	the acceptance by physicians and consumers of the safety and efficacy of Jeuveau™;

•	our ability to successfully commercialize Jeuveau™, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States;

•
the ability of our current manufacturer and any third parties with whom we may contract to manufacture Jeuveau™ to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, requirements; and

•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau™.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to commercialize Jeuveau™. Further, we may never be able to successfully commercialize Jeuveau™ or any future product candidates. In addition, are in the process of transitioning from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such transition. Accordingly, we may not be able to generate sufficient revenue through the sale of Jeuveau™ or any future product candidates to continue our business.
We rely on the Daewoong Agreement to provide us exclusive rights to distribute Jeuveau™ in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau™.
Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau™ for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau™, obtain from Daewoong all of our product supply requirements for Jeuveau™ and pay to Daewoong regulatory milestone payments and other cash payments in connection with the net sales of Jeuveau™. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau™, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. After the commercial launch of Jeuveau™, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license if we fail to achieve minimum annual purchase targets of Jeuveau™ upon commercialization of the product.
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
If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Daewoong and Daewoong may have the right to terminate our license. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Daewoong Agreement, we may not have sufficient funds available to meet our obligations, which would allow Daewoong to terminate the Daewoong Agreement. Any termination or loss of rights (including exclusivity) under the Daewoong Agreement would materially and adversely affect our ability to commercialize Jeuveau™, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Daewoong Agreement, we believe it would be difficult for us to find an alternative supplier of a botulinum toxin type A complex. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with Daewoong, the demand for Jeuveau™ could be materially and adversely affected. Additionally, if the Daewoong Agreement is terminated, breached or has certain other adverse actions, it may constitute an event of default under our loan and security agreement, or credit facility, with Oxford Finance, LLC, or Oxford. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and

Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
We currently rely solely on Daewoong to manufacture Jeuveau™, and as such, any production or other problems with Daewoong could adversely affect us.
We depend solely upon Daewoong for the manufacturing of Jeuveau™. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Suppliers of any new product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on Daewoong entails additional risks, including reliance on Daewoong for regulatory compliance and quality assurance, the possible breach of the Daewoong Agreement by Daewoong, and the possible termination or nonrenewal of the Daewoong Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of Daewoong, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Jeuveau™. Our dependence on Daewoong also subjects us to all of the risks related to Daewoong’s business, which are all generally beyond our control. Daewoong’s ability to perform its obligations under the Daewoong Agreement is dependent on Daewoong’s operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in South Korea and the broader region in general and the ability of Daewoong to continue to successfully attract customers and compete in its market. Furthermore, Daewoong’s recently constructed manufacturing facility is Daewoong’s only facility meeting FDA and EMA cGMP requirements. Daewoong’s lack of familiarity with, or inability to effectively operate, the facility and produce products of consistent quality, may harm our ability to compete in our market.
Additionally, although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on Daewoong for day-to-day compliance with cGMP for production of drug substance and finished products. Facilities used by Daewoong to produce the drug substance and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. If the safety of Jeuveau™ is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could adversely impact our ability to effectively commercialize Jeuveau™.
Any failure or refusal by Daewoong or any other third party to supply Jeuveau™ or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, aesthetic medicine and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing

Jeuveau™. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
Third parties may assert that we or any of our current or future licensors, including Daewoong, are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of Jeuveau™ or any future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that Jeuveau™ or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of Jeuveau™ or any future product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of Jeuveau™ or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of Jeuveau™ and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. Presently, we are a defendant in a lawsuit brought by Medytox, Inc., or Medytox, on June 7, 2017 in the Superior Court of the State of California, alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau™ (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Medytox claims that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.
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
With specific regard to us, Medytox alleges that (i) we have violated California Uniform Trade Secrets Act, Cal. Civ. Code Section 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to us as a result of our relationship with Daewoong, (ii) we have stolen the BTX strain through our possession of and refusal to return the BTX strain, (iii) we have engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code Section 17200, including conversion of the BTX strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau™, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights.
Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting us from using the license under the Daewoong Agreement and distributing Jeuveau™, and (v) attorneys’ fees and costs.

Given the early stage in the Medytox Litigation, we are unable to predict the likelihood of success of Medytox’s claims against us, ALPHAEON, SCH or Daewoong or to quantify any risk of loss. The Medytox Litigation and any other similar claims, suits, government investigations, and proceedings are inherently uncertain and their results may not be favorable for us. For example, if the Medytox Litigation has a negative outcome for us, ALPHAEON or Daewoong, it could result in us losing access to Jeuveau™ and the manufacturing process and require us to negotiate a new license with Medytox for continued access to Jeuveau™. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license Jeuveau™, we may not be able to find a replacement product, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. An adverse ruling against either us or one of the other defendants of any such proceedings could adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau™ is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau™ is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau™ into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau™ within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau™ into the United States and a cease and desist order which would bar sales and marketing of our sole product Jeuveau™ within the United Sates either of which would adversely affect our ability to carry our out our business and which would have an adverse effect on our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations. Additionally, in certain cases if there is preliminary or permanent relief granted under the Medytox Litigation or the ITC matter, it may constitute an event of default under our credit facility. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
Parties making claims against us or any of our current or future licensors may request and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, we or any of our current or future licensors may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties which may not be commercially or more available, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical trial supplies or allow commercialization of Jeuveau™ or any future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. Similarly, third-party patents could exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
Borrowings under our credit facility could adversely affect our financial condition and restrict our operating flexibility.
On March 15, 2019, or the closing date, we entered into the credit facility with Oxford, or the lender, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans will be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if we maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
The credit facility is secured by substantially all of our assets. The credit facility contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the credit facility including, without limitation, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the credit facility without Oxford’s prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets.
Interest payments, fees, covenants and restrictions under the credit facility could have important consequences, including the following:

•
limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, potential acquisitions, debt obligations and other general corporate requirements, and making it more difficult for us to satisfy our obligations with respect to any such additional financing;

•
increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors with no debt obligations or with debt obligations on more favorable terms.

•	limiting our ability to pursue acquisition opportunities and to license intellectual property outside specified exceptions.
The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under the credit facility and any other indebtedness. If new debt is incurred in addition to debt incurred under the credit facility, the related risks that we face would be increased. The terms of the credit facility may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. The credit facility contains, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The credit facility includes covenants that, among other things and subject to certain exceptions and limits, restrict or otherwise limit our ability to:

•	dispose of assets;

•	undergo certain business, management, ownership, business and other fundamental changes;

•	engage in certain merger, acquisition and consolidation transactions;

•	incur additional indebtedness and create liens and other encumbrances;

•	make restricted payments, including dividends and other distributions; and

•	engage in certain transactions with affiliates.
The credit facility also includes events of default including, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against us, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against including the ability to declare any outstanding debt immediately due and payable. In addition, the credit facility is secured by certain of our existing and hereafter created or acquired assets, including our intellectual property, cash, accounts receivable, equipment, general intangibles, inventory and all of the proceeds and products of the foregoing. If we are unable to pay any amounts due and payable under the credit facility because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders could initiate a bankruptcy proceeding or proceed against any assets that serve as collateral to secure the credit facility. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand future downturns in the economy or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by the restrictive covenants under the credit facility.
We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of Jeuveau™ initially in the United States, EU and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to commercialize Jeuveau™, for the development of any other indications of Jeuveau™, and for the clinical development of any additional product candidates we may choose to pursue.
In the near term, these expenditures will include costs associated with the development and expansion of our sales force and commercialization infrastructure in connection with commercializing Jeuveau™. In the long term, these expenditures will include costs associated with the continued commercialization of Jeuveau™ and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the regulatory approval process and commercialization expenditures needed to meet our sales objectives is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Jeuveau™ or any future product candidates. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations.
We anticipate that our existing cash together with the proceeds from the credit facility will be sufficient to fund our operating plan through the initial launch and commercialization of Jeuveau™. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. For example, we may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau™ is slower than expected. Our currently anticipated expenditures for the commercialization of Jeuveau™ may exceed the net proceeds from our initial public offering and our existing cash and we may need to seek additional debt or equity financing. Additionally, under our loan facility with Oxford, in order to draw the final $25 million of the facility, we must meet a number of conditions including maintaining compliance with covenants under the loan agreement and the achievement of specified net sales targets based on a trailing six month basis. In the event we are unable to reach this net sales milestone, we will not be able to draw the additional $25 million.
We may need to raise additional capital to fund our operations and continue to support both our near and long-term expenditures.
Our future capital requirements depend on many factors, including:

•	the cost of commercialization activities for Jeuveau™ or if any other future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the scope, progress, results and costs of researching and developing any future product candidates, and conducting preclinical and clinical trials;

•
our ability to accurately forecast demand for our products, the ability of our third-party manufacturers to scale production to meet that demand, and our ability to effectively manage our working capital requirements including the purchase of inventory and collection of receivables

•	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

•	the degree and rate of market acceptance of Jeuveau™ or any future approved products;

•
the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products, the timing of new product introductions by competitors and other actions by competitors in the marketplace;

•	costs of operating as a public company; and

•	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses.
If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to commercialize Jeuveau™ or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
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
Jeuveau™ may fail to achieve the broad degree of physician adoption and use necessary for commercial success.
Jeuveau™ may fail to gain sufficient market acceptance by physicians, consumers and others in the medical aesthetics community. The commercial success of Jeuveau™ and any future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of Jeuveau™, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for Jeuveau™.
The degree and rate of physician adoption of Jeuveau™ and any future product candidates depend on a number of factors, including:

•	the effectiveness, ease of use, and safety of Jeuveau™ and any future product candidates as compared to existing products or treatments;

•
physician and consumer willingness to adopt Jeuveau™ to treat glabellar lines or other aesthetic indications we may pursue over products and brands with which consumers and physicians may have more familiarity or recognition or additional approved uses;

•
overcoming any biases physicians or consumers may have toward the use, safety and efficacy of existing products or treatments and successful marketing of the benefits of a 900 kDa botulinum toxin type A complex;

•	the cost of Jeuveau™ and any future product candidates in relation to alternative products or treatments and willingness to pay for the product or treatment on the part of consumers;

•	proper training and administration of Jeuveau™ and any future product candidates by physicians and medical staff;

•	consumer satisfaction with the results and administration of Jeuveau™ and any future product candidates and overall treatment experience;

•	changes in pricing, promotional, negative sales tactics, promotion of longer-term purchase agreements and bundling efforts by competitors;

•
the filing of various lawsuits by competitors with the intent of preventing or delaying our product launches, to distract management’s attention from operating our business and to devote significant financial resources to defend such litigation attempts;

•	consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;

•	the willingness of consumers to pay for Jeuveau™ and any future product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that Jeuveau™ and any future product candidates may offer a physician as compared to alternative products or treatments;

•	the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;

•	any adverse impact on our brand resulting from key opinion leader relationships with ALPHAEON or SCH, whether or not related to us;

•	our ability to compete with our competitors’ product bundling offerings as we plan to initially launch Jeuveau™ as a stand-alone product; and

•	adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
In addition, in its clinical trials, Jeuveau™ was clinically tested with one Jeuveau™ unit compared to one BOTOX unit. Jeuveau™ is the only known neurotoxin product in the United States with a 900 kDa complex other than BOTOX. We believe that aesthetic physicians’ familiarity with the 900 kDa complex’s handling, preparation and dosing will more easily facilitate incorporation of Jeuveau™ into their practices. However, the ease of integration of Jeuveau™ into a physician’s practice may not be as seamless as we anticipate.
If Jeuveau™ or any future product candidates fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
If there is not sufficient consumer demand for Jeuveau™, our financial results and future prospects will be harmed.
Treatment of glabellar lines with Jeuveau™ is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau™ for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience and are still in the process of planning and developing;

•	the extent to which physicians recommend Jeuveau™ to their patients;

•	the extent to which Jeuveau™ satisfies consumer expectations and overcoming consumer loyalty with existing products and brands;

•	our ability to properly train physicians in the use of Jeuveau™ such that their consumers do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of Jeuveau™ versus other aesthetic treatments;

•	the development and availability of alternative products and treatments that seek to address similar goals;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau™ in particular;

•	the success of any direct-to-consumer marketing efforts that we may initiate;

•	the ability and ease with which physicians are able to incorporate Jeuveau™ into their practices;

•	changes in demographic and social trends; and

•	general consumer confidence, which may be impacted by economic and political conditions.
Jeuveau™ is the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, physicians may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to Jeuveau™, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with Jeuveau™ on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for Jeuveau™.
In addition, we have not pursued regulatory approval of Jeuveau™ for indications other than for the treatment of glabellar lines, which may limit adoption of Jeuveau™. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin product and may be able to market such product for use in a way we cannot. For example, we are aware that one of our competitors, Allergan plc, or Allergan, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than Jeuveau™. If we are unable to obtain approval for indications in addition to glabellar lines, our marketing efforts for Jeuveau™ will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau™.
Jeuveau™ and any future product candidates will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
In the near term, we expect to enter into the highly competitive aesthetic neurotoxin market through the commercial launch of Jeuveau™. In the long term, we expect to expand our focus to the broader self-pay healthcare market. While numerous companies are engaged in the development, patenting, manufacture and marketing of aesthetic neurotoxin products competitive with Jeuveau™, Allergan, through its product BOTOX, held approximately 75.0% of the global market share in the aesthetic neurotoxin market by revenue in 2018. Allergan and many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, larger sales forces and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
These competitors may also try to compete with Jeuveau™ on price both directly, through rebates and promotional programs to high volume physicians and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant amount of studies and research papers that they could use to compete with us.
Competitors and other parties may also seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our market entry via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.

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
The first use of Jeuveau™ will be in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval of Jeuveau™ for the treatment of glabellar lines. We anticipate that Jeuveau™ will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Jeuveau™ may also compete with unapproved and off-label treatments. In addition, competitors may develop new technologies within the aesthetic market that may be superior in safety and efficacy to Jeuveau™ or offer alternatives to the use of toxins, including surgical and radio frequency techniques. To compete successfully in the aesthetic market, we will have to demonstrate that Jeuveau™ is at least as safe and effective as current products sold by our competitors. Competition in the aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
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
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than Jeuveau™ or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing Jeuveau™ and any future product candidates and attracting physician and consumer demand.
Jeuveau™ or any other product candidate for which we seek approval as a biologic may face competition sooner than anticipated.
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
We believe that Jeuveau™ should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider any of our product candidates to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing.
Jeuveau™ is manufactured exclusively in one facility located in South Korea, and we plan to utilize this facility to support commercial production of Jeuveau™. If this facility were damaged or destroyed, or if there occurs a significant disruption in operations at this facility for any reason, our ability to continue to operate our business would be materially harmed.
Daewoong developed the manufacturing process for Jeuveau™ and manufactures Jeuveau™ in a recently constructed facility located in South Korea. We plan to utilize Daewoong’s facility for commercial production of Jeuveau™. If this facility were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility is disrupted for any other reason, such an event could jeopardize

Daewoong’s ability to manufacture Jeuveau™ as promptly as we or our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if Daewoong is unable to manufacture Jeuveau™ within a timeframe that meets ours and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
Daewoong, the sole manufacturer of Jeuveau™, manufactures Jeuveau™ in a facility located in South Korea. In addition, the underlying drug substance for Jeuveau™ is also manufactured in a separate facility on the same campus. The risk of extreme weather and earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. There is also a level of political unrest or uncertainty in South Korea and the broader region. Natural disasters or political unrest could severely disrupt Daewoong’s operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
If a natural disaster, political unrest, power outage or other event occurred that prevented Daewoong from using all or a significant portion of its manufacturing facility, or prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because Daewoong manufactures Jeuveau™ in its facility, in the event of a natural disaster, political unrest, power outage or other event affecting this facility, we would be required to seek additional manufacturing facilities and capabilities that have obtained the necessary approvals required by state, federal or other applicable authorities in order to continue or resume manufacturing activities, which we may not be able to do on commercially reasonable terms if at all. Any disaster recovery and business continuity plans that we and Daewoong have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or Daewoong’s lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.
Our ability to market Jeuveau™ is limited to use for the treatment of glabellar lines, and if we want to expand the indications for which we market Jeuveau™, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
We have received regulatory approval for Jeuveau™ in the United States for the treatment of moderate to severe glabellar lines. The terms of that approval restrict our ability to market or advertise Jeuveau™ for other indications, which could limit physician and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market Jeuveau™ for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, Allergan, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than Jeuveau™. If we are unable to obtain approval for indications in addition to our anticipated approval for glabellar lines, our marketing efforts for Jeuveau™ will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau™.
We have entered into an agreement with ALPHAEON relating to certain rights to the therapeutic indications of Jeuveau™ under the Daewoong Agreement and, as a result, we will not be able to pursue therapeutic indications for Jeuveau™.
On December 18, 2017, we entered into the therapeutic agreement with ALPHAEON, or the therapeutic agreement, relating to certain rights to the therapeutic indications of botulinum toxin products under the Daewoong Agreement. Pursuant to the Daewoong Agreement, we received an option to expand the permitted uses of botulinum toxin products to cover all therapeutic uses in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, or the covered territories, and Japan, or the therapeutic option.
However, pursuant to the therapeutic agreement, we agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and hold the therapeutic option and the underlying rights in trust for ALPHAEON. In September 2018, ALPHAEON exercised the right to obtain the therapeutic option to botulinum toxin products and remitted the option exercise price directly to Daewoong.
In addition, under the therapeutic agreement, ALPHAEON has the right to negotiate the entry into an agreement with Daewoong for distribution rights for therapeutic indications of botulinum toxin products that are separate and distinct from the Daewoong Agreement, or the ALPHAEON-Daewoong agreement. We have agreed to ALPHAEON and Daewoong’s entry into the ALPHAEON-Daewoong agreement, so long as the terms do not diminish, interfere with or adversely affect our ability to distribute Jeuveau™ for aesthetic indications in the covered territories and Japan under the Daewoong Agreement.
Our entry into the therapeutic agreement eliminates our ability to expand the permitted uses of botulinum toxin products for therapeutic indications .
If we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as Jeuveau™. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use Jeuveau™ on their patients in a manner that is inconsistent with the approved label of the treatment of moderate to severe glabellar lines, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, EMA and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
Physicians may also misuse Jeuveau™ or any future product candidates or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If Jeuveau™ or any future product candidates are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of Jeuveau™ or any future product candidates for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.
Jeuveau™ or any of our future product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling or result in post-approval regulatory action.
Unforeseen side effects from Jeuveau™ or our future product candidates could arise either during clinical development or after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or similar regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA, EMA or similar regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by

Jeuveau™, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including:

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
Any of the above events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products. The demand for Jeuveau™ could also be negatively impacted by any adverse effects of a competitor’s product or treatment.
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
Although a substantial amount of our effort will focus on the commercialization of Jeuveau™, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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

If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize Jeuveau™ or any other future product candidates or generate product revenue.
We currently have limited marketing capabilities and a limited sales organization. To commercialize Jeuveau™ or any other future product candidates in the United States, EU, Canada and other jurisdictions we may seek to enter, we must build our marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We plan to market Jeuveau™ in the United States through an internal specialized sales force and outside the United States through distributors, and such marketing efforts will be expensive and time consuming.
We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, adequately provide complementary products to be offered by sales personnel, which may otherwise put us at a competitive disadvantage relative to companies with more extensive product lines, and handle any unforeseen costs and expenses. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Jeuveau™ or any future product candidates. To the extent we commercialize our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties. If we are not successful in commercializing Jeuveau™ or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
We will need to increase the size of our organization, and we may experience difficulties in managing this growth.
As of February 28, 2019, we had 70 employees, all of whom constituted full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations, commercialize Jeuveau™ or any other product candidates, and continue our development activities. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
In the future, we may rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as contract research organizations, or CROs, to conduct clinical trials on our product candidates. The third parties with whom we may contract for execution of any of our future clinical trials may play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, any of these third parties may not be our employees, and except for contractual duties and obligations, we would have limited ability to control the amount or timing of resources that they devote to any of our future programs. Although we may rely on these third parties to conduct our preclinical studies and clinical trials, we would remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable investigational plan and protocol. Moreover, the FDA and other similar regulatory authorities require us to comply with, among other requirements, good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We may also rely on consultants to assist in the execution, including data collection and analysis, of any of our future clinical trials.
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
With respect to certain markets for our products, product candidates and services, we plan to retain third-party service providers to perform functions related to the marketing, distribution and sale of Jeuveau™ and any future product candidates. Key aspects of those functions may be out of our direct control, including regulatory compliance, warehousing and inventory management, distribution, contract administration, accounts receivable management and call center management. Any future distribution partners may hold significant control over important aspects of the commercialization of our products, including market identification, regulatory compliance, marketing methods, pricing, composition of sales force and promotional activities.
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
We will forecast the demand for commercial quantities of our products, and if our forecasts are incorrect, we may experience delays in shipments, increased inventory costs or inventory levels, and reduced cash flow.
We purchase Jeuveau™ from Daewoong. Pursuant to the Daewoong Agreement, we submit forecasts of anticipated product orders to Daewoong and may, from time to time, submit purchase orders on the basis of these forecasting requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. In addition, we expect Daewoong to manufacture its own product, Nabota, a botulinum toxin formulation, from this facility for sale in the South Korean market and other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and Daewoong may be unable to meet our increased demand. In addition, our product will have fixed future expiration dates. If we overestimate our component and material requirements, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
We purchase Jeuveau™ from Daewoong. Pursuant to the Daewoong Agreement, we submit forecasts of anticipated product orders to Daewoong and may, from time to time, submit purchase orders on the basis of these forecasting requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. In addition, we expect Daewoong to manufacture its own product, Nabota, a Jeuveau™ formulation, from this facility. If our business significantly expands, our demand for commercial products would increase and Daewoong may be unable to meet our increased demand. In addition, our product will have fixed future expiration dates. If we overestimate our component and material requirements, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
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

•	foreign currency exchange rates and the generally lower average sales prices available in most international markets compared to those in the United States;

•	potentially adverse tax consequences, including multiple and possibly overlapping tax structures and difficulties relating to repatriation of cash; and

•	political and economic instability, political unrest and terrorism.
These and other factors could harm our ability to gain future revenue and, consequently, materially impact our business, operations results and financial condition.
A perception of a conflict of interest of our indirect physician investors by other physicians or consumers could negatively impact our future product sales or product approvals.
Prior to our initial public offering, we were indirectly funded through investments in our controlling stockholder, ALPHAEON, and its majority stockholder, SCH, in part, by leading physicians in the self-pay healthcare market, or the indirect physician investors. As a result, through ALPHAEON and SCH, these indirect physician investors may have an indirect financial interest in our success (as our successes, if any, will in part be imputed to ALPHAEON and ultimately SCH) and may be more inclined to use, promote or recommend Jeuveau™ to their patients and other physicians. Other physicians may become aware of the indirect and potential financial interest and investments of these indirect physician investors and who realize additional incentives by recommending Jeuveau™ and any of our future product candidates. If these other physicians perceive this to be a significant conflict, the other physicians may be unwilling to purchase Jeuveau™ or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy. If consumers perceive these indirect physician investors have a conflict of interest in recommending Jeuveau™ or any of our future product candidates, they may be unwilling to purchase Jeuveau™ or any of our future product candidates and may have a negative view of our brand, which could harm our reputation in the market. If physicians do not recommend Jeuveau™ or any of our future product candidates or consumers choose not to purchase any of our products as a result of these conflicts of interest, it could adversely affect our business.
In addition, ALPHAEON is presently a technology company focused on providing healthcare products and services, including patient financing services, and SCH is presently a holding company with direct and/or indirect interests, as the case may be, in ALPHAEON and various other healthcare related and energy related companies. ALPHAEON and SCH may engage in, acquire or otherwise conduct their business in a manner that partners with or otherwise collaborates with the business of our company, Jeuveau™ and any of our future product candidates. For example, ALPHAEON offers a patient financing service whereby a qualified patient can receive a line of credit for certain approved medical procedures. An aesthetic medical procedure sought by a qualified patient for the treatment of moderate to severe glabellar lines whereby the physician uses Jeuveau™ may be an eligible procedure covered under ALPHAEON’s patient financing service. As a result, our indirect physician investors may receive an additional incremental benefit through a patient’s use of ALPHAEON’s patient financing service and the physician’s use of Jeuveau™. If other physicians or consumers perceive this to be a significant conflict, the other physicians or consumers may be unwilling to purchase Jeuveau™ or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy, and it may result in a negative view of our brand, which could harm our reputation in the market.

Further, for our two identical double blind, pivotal U.S. Phase III clinical trials of Jeuveau™ (EV-001 and EV-002), one of the twenty clinical investigators was at the time of the pivotal clinical trial an indirect physician investor in our company. For our pivotal double blind, European Phase III study of Jeuveau™ (EVB-003), one of the nineteen clinical investigators was at the time an indirect physician investor in our company.  Additionally, in our unblinded, non-pivotal U.S. Phase II clinical trials of Jeuveau™ (EV-004 and EV-006), eight of the twenty-nine clinical investigators are or were at the time of the non-pivotal clinical trial indirect physician investors of our company. In the future, clinical investigators for any of our future pivotal or non-pivotal clinical trials may be indirect physician investors in our company. We believe it is likely that they will be required to report some of these relationships to the FDA or EMA to the extent not already disclosed. The FDA or EMA may conclude that a financial relationship, such as an indirect investment, between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or EMA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or EMA and may ultimately lead to the denial of marketing approval of one or more of our future product candidates. In addition, should our products become eligible for government reimbursement in the future, such indirect investments or other financial relationships with clinical investigators may become subject to additional regulations and disclosure requirements.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.
We face an inherent risk of product liability as a result of the commercialization of Jeuveau™ and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Jeuveau™ or any future product candidates or products we develop;

•	termination of clinical trial sites or entire trial programs;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	significant costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize any products we develop; and

•	a decline in our share price.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of Jeuveau™ or any future products that we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop Jeuveau™ or any future product candidates, conduct our clinical trials and commercialize Jeuveau™ or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Lauren Silvernail, our Chief Financial Officer and Executive Vice President, Corporate Development, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau™ or any future products we develop.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect Jeuveau™ for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, our product will be wholly-paid for by the consumer. Demand for Jeuveau™ will be tied to discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau™ or any future product candidates. A severe or prolonged economic down turn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.
In addition, our business strategy was developed based on a number of important assumptions about the self-pay healthcare market. For example, we believe that the number of self-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of Jeuveau™ or any of our future product candidates could differ materially from our projections if our assumptions are incorrect.
Our strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability.
Our near-term strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we cannot offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for Jeuveau™.
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
We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In order to maintain effective internal controls, we will need additional financial personnel, systems and resources. However, for so long as we remain an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b). Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We will remain an emerging growth company until the earliest of: (i) December 31, 2023; (ii) the first fiscal year after our gross annual revenues are $1.07 billion or more; (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates is $700 million or more as of the end of the second quarter of that fiscal year.
While we have conducted a review of our internal controls for the purpose of providing the reports required by these rules, during the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Market or other adverse consequences that would materially harm our business and reputation.
Our business involves the use of hazardous materials, and we and our third-party manufacturer and supplier must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our research and development and manufacturing activities in the future may, and Daewoong’s manufacturing and supplying activities presently do, involve the controlled storage, use and disposal of hazardous materials, including botulinum toxin type A, a key component of Jeuveau™, and other hazardous compounds. We and Daewoong are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at Daewoong’s facilities pending their use and disposal. We and Daewoong cannot eliminate the risk of contamination, which could cause an interruption of Daewoong’s manufacturing processes, our commercialization efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by Daewoong for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent.
We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of Jeuveau™ and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. In addition, we currently do not have a tax sharing arrangement in place with ALPHAEON. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2018, we had $99.8 million of federal NOLs, available to offset our future taxable income, if any. As of December 31, 2018, we had federal research and development credit carryforwards of $1.2 million. These federal NOLs and research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. We have evaluated the effect of the TCJA based on our management’s current knowledge and assumptions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and subject to potential amendments and technical corrections, as well as Internal Revenue Service interpretations and new Treasury regulations. Because of these uncertainties, our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
Our business and operations would suffer in the event of computer system failures or breach by hackers.
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
Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, or PII, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, if applicable, including the GDPR, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, California recently enacted legislation, the California Consumer Privacy Act, that will, among other things, create new individual privacy rights and impose increased obligations on companies handling PII, when it goes into effect on January 1, 2020. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
Risks Related to Intellectual Property
If we or any of our current or future licensors, including Daewoong, are unable to maintain, obtain or protect intellectual property rights related to Jeuveau™ or any of our future product candidates, we may not be able to compete effectively in our market.
We and our current licensor Daewoong currently rely upon a combination of trademarks, trade secret protection, confidentiality agreements and proprietary know-how. Botulinum toxin cannot be patented, as it is produced by Clostridium botulinum, a gram-positive, rod-shaped, anaerobic, spore-forming, motile bacterium with the ability to produce the neurotoxin botulinum. Only the manufacturing process for botulinum toxin can be patented, for which Daewoong has obtained a U.S. patent. Under the Daewoong Agreement, we license the trademark associated with Jeuveau™. Our trade secrets and other confidential proprietary information and those of our licensors could be disclosed or competitors could otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we or any of our current or future licensors may encounter significant problems in protecting and defending our or their intellectual property both in the United States and internationally. If we or any of our current or future licensors are unable to prevent material disclosure of the non-patented intellectual property related to Jeuveau™ to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business.
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
We are reliant on the ability of Daewoong, as the licensor of our only product, and will be reliant on future licensors of any future product candidates, to maintain their intellectual property and protect their intellectual property against misappropriation, infringement or other violation. We may not have primary control over our future licensors’ patent prosecution activities. Furthermore, we may not be allowed to comment on prosecution strategies, and patent applications may be abandoned by the patent owner without our knowledge or consent. With respect to patents that are issued to our licensors, or patents that may be issued on patent applications, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. As a licensee, we are reliant on Daewoong and our future licensors to defend any third-party claims, including Daewoong’s defense in connection with the Medytox Litigation, which is defined below. Our licensors may not defend or prosecute such actions as vigorously or in the manner that we would have if entitled to do so, and we will be subject to any judgment or settlement resulting from such actions. Also, a third-party may challenge the validity of our in-licensing transactions. Furthermore, even if they are unchallenged, any of our future in-licensed patents and patent applications may not adequately protect the licensors or our intellectual property or prevent others from designing around their or our claims.
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
We may not obtain regulatory approval for the commercialization of any future product candidates.
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
Regulatory approval of a BLA or BLA supplement, MAA, or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA, EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

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
If any future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain approval, our business and results of operations will be materially and adversely harmed.
We are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or delay regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.
Jeuveau™ and any other approved products will be subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.

Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau™ and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with GCP requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau™ or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
If we fail to obtain regulatory approvals in foreign jurisdictions for Jeuveau™ or any future product candidates, we will be unable to market our products outside of the United States.
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
Jeuveau™ or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with Jeuveau™. If we are successful in commercializing Jeuveau™ or any other product candidate, FDA and other regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authorities could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that Jeuveau™ will subject us to the various U.S. federal and most state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
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
Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of any future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. Such changes could, among other things, require:

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
As of February 28, 2019, ALPHAEON, which is majority-owned by SCH, owns 56.0% of our outstanding shares of common stock. As long as ALPHAEON beneficially owns a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if ALPHAEON were to beneficially own less than a majority of the voting power of our outstanding common stock, it may have the ability to influence the outcome of such corporate actions if it owns a significant portion of our common stock. In addition, if SCH chooses to sell some or all of its controlling interest in ALPHAEON, it could result in a change-of-control of ALPHAEON that could result in us being indirectly controlled by an unknown third-party.
As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance requirements and ALPHAEON has the ability to control the direction of our business and the concentrated ownership of our common stock, and the rights described above will prevent you and other stockholders from influencing significant decisions. In addition, we may take actions that stockholders other than ALPHAEON do not view as beneficial. This voting control may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
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
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in ALPHAEON and their positions with ALPHAEON.
Vikram Malik, Simone Blank, Bosun Hau, Kristine Romine, M.D., and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own shares of common stock or preferred stock of ALPHAEON, debt instruments convertible into equity interests of ALPHAEON, options to purchase shares of common stock or other equity awards of ALPHAEON. These individuals’ or entities’ holdings of ALPHAEON debt or equity securities, options to purchase shares of ALPHAEON or other equity awards may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, Mr. Hau and Ms. Blank serve on the board of directors of ALPHAEON and Mr. Malik serves as ALPHAEON’s acting President. Their positions at ALPHAEON and the ownership of any ALPHAEON equity or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for ALPHAEON than the decisions have for us.
These decisions include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on ALPHAEON’s consolidated financial statements;

•
the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on ALPHAEON’s current or future indebtedness or the covenants under that indebtedness;

•	the timing and amount of financing efforts, whether they are debt or equity, and the amount of resulting dilution to existing shareholders;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the related party services and agreements between ALPHAEON and us.
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
SCH is presently a holding company with direct and/or indirect interests, as the case may be, in ALPHAEON and various other healthcare related and energy related companies. SCH may engage in other lines of business in the future, including engaging, acquiring or otherwise conducting their business in a manner that partners with or otherwise collaborates with the business of our company, Jeuveau™ and any of our future product candidates. While our certificate of incorporation does not provide the same provision with respect to SCH, SCH may be able to exercise voting and investment control over ALPHAEON and effect the allocation of certain corporate opportunities between us and ALPHAEON.

Risks Related to Our Common Stock
The trading price of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price may be volatile. For example, the closing price of our common stock since February 8, 2018, has ranged from a low of $6.85 to a high of $38.49. The stock market in general and the market for earlier-stage pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of Jeuveau™ or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	overall financial market conditions for the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	short selling of our common stock or the publication of opinions regarding our business prospects in a manner that is designed to create negative market momentum;

•	sales of substantial amounts of our stock by ALPHAEON or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions or departures of key personnel, including our Chief Executive Officer and Chief Financial Officer;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by ALPHAEON as our controlling stockholder, including sales of substantial amounts of our common stock by ALPHAEON;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
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
As of December 31, 2018, ALPHAEON owned 56.0% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan, and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the lock-up agreements referred to above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares issued under these plans in the public market could have an adverse effect on the market price of our common stock.
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
Our certificate of incorporation and bylaws provide that we can indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Separate indemnity agreements have been issued with each director and executive officer.
In addition, as permitted by Section 145 of the DGCL, our bylaws and our indemnification agreements that we have entered into with our directors and officers, among other things provide that:

•
We have indemnified our directors and officers for serving us in those capacities, or for serving as a director, officer, employee or agent of other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that we may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interest and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

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
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future, and the payment of dividends is also restricted under our credit facility. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
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

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Our corporate headquarters is located at 520 Newport Center Drive, Suite 1200, Newport Beach, CA 92660, in a facility that we sublease, encompassing approximately 17,758 square feet of space. The sublease for this facility expires on January 20, 2020. We also maintain a corporate office located at 1027 Garden Street, Santa Barbara, California 93101, in a facility we lease encompassing approximately 4,450 square feet of space. The lease for this facility expires on May 31, 2020. We believe our facilities are sufficient for our current needs. When our lease expires, we may exercise our renewal option or look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.
Item 3.     Legal Proceedings.
Medytox Litigation
On June 7, 2017, Medytox Inc., or Medytox, filed an initial complaint in the Superior Court of the State of California, or the Medytox Litigation, against, us, ALPHAEON, SCH, Daewoong, Byung Kook Lee, Jae Chun Yoon, Jae Seung Yoon and Chang Woo Suh, among others, or collectively, the defendants. On August 14, 2017, Medytox filed an amended complaint against the defendants, or the amended complaint. The amended complaint alleges, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau™ (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us. Medytox claims that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.
Daewoong filed a motion to dismiss or stay for forum non conveniens, claiming that the place where the complaint has been filed, in the Superior Court of the State of California, is not the proper place for the trial of the claims in the complaint because, among other reasons, the underlying facts that gave rise to the complaint occurred in South Korea. Daewoong’s motion to dismiss was granted by the Superior Court of the State of California on October 12, 2017. As a result, the action filed with the Superior Court of the State of California is stayed pending resolution of the proceedings in South Korea. In October 2017, Medytox initiated a civil lawsuit against Daewoong and its parent company, Daewoong Co. Ltd., in the Seoul Central District Court in Seoul, South Korea, related to the same subject matter in the Medytox litigation and is seeking, among other things, money damages, injunctive relief and destruction of related documents and products. We are not a party to the litigation in the Seoul Central District Court.
On April 27, 2018, pursuant to a motion to dismiss brought by Daewoong, the Superior Court of the State of California dismissed Medytox’s suit against Daewoong, without prejudice, on the basis that Medytox had brought a substantially similar proceeding against Daewoong in South Korea. The proceedings against us remain stayed in the Superior Court of the State of California pending resolution of the proceedings between Medytox and Daewoong in South Korea.
With specific regard to us, Medytox alleges that (i) we have violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to us as a result of our relationship with Daewoong, (ii) we have stolen the BTX strain through our possession of and refusal to return the BTX strain, (iii) we have engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the BTX strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau™, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights.
Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting us from using the license under the Daewoong Agreement and distributing Jeuveau™, and (v) attorneys’ fees and costs.
We are vigorously defending Medytox’s claims against us. Given the early stage in the Medytox Litigation, we are unable to predict the likelihood of success of Medytox’s claims against us or Daewoong or to quantify any risk of loss. The litigation could go on for an extended period of time and require us to dedicate significant financial and management resources to those efforts. While we are entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient. An adverse ruling against either us or one of the other defendants could materially and adversely affect our business, consolidated financial position, results of operations, or cash flows and could also result in reputational harm. Even if we are successful, the litigation may result in delays in our product development, reputational damage or other collateral consequences.
ITC Complaint
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau™ is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau™ is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. On March 6, 2019, the ITC instituted an investigation as ITC Inv. No. 337-TA-1145, or the ITC Action. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau™ into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau™ within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders.
We intend to defend the claims contained in the ITC complaint and the related ITC Action vigorously. Given the early stage in the ITC Action, we are unable to predict the likelihood of success of Medytox’s and Allergan’s claims against us or Daewoong or to quantify the risk of the imposition of an exclusion order or cease and desist order. The ITC Action could require us to dedicate significant financial and management resources to those efforts. While we are entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient. An adverse ruling against either us or one of the other defendants could materially and adversely affect our business, consolidated financial position, results of operations, or cash flows and could also result in reputational harm. Even if we are successful, the ITC Action may result in reputational damage or other collateral consequences.
Other Matters
In January 2017, Medytox initiated a criminal investigation into the foregoing matter in South Korea, which appears to target one or more of the above defendants, but does not appear to target us.
In addition to the Medytox Litigation and the ITC Complaint, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On February 12, 2018, we consummated the initial public offering of our common stock at a price of $12.00 per share. Our common stock is traded on the Nasdaq under the symbol “EOLS”. Prior to the initial public offering, there was no public market for our common stock.
Holders of Record
As of March 12, 2019, we had approximately 39 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors our board of directors may deem relevant. The payment of dividends is also restricted under our credit facility.
Securities Authorized for Issuance Under Equity Compensation Plan
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plan.”
Recent Sales of Unregistered Securities
From January 1, 2018 to December 31, 2018, the period covered by this Annual Report on Form 10-K, we did not issue any unregistered securities.
Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2018.
Performance Graph
Not applicable.

Item 6.    Selected Financial Data.
Not applicable.

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
Overview
We are a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market. On February 1, 2019, the U.S. Food and Drug Administration, or FDA, approved our first product Jeuveau™ (prabotulinumtoxinA-xvfs). We plan to launch Jeuveau™ commercially in the United States in Spring 2019. Jeuveau™ is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. We believe we will offer physicians and consumers a compelling value proposition with Jeuveau™. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader, and prior to the approval of Jeuveau™, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.

Since our inception in 2012, we have devoted substantially all our efforts to identify and recruit personnel, conduct clinical trials, and seek regulatory approval for Jeuveau™. Our resources have largely been devoted to the clinical development of Jeuveau™. On September 30, 2013, we entered into a License and Supply Agreement, or the Daewoong Agreement, with Daewoong Pharmaceuticals Co., Ltd., or Daewoong, a South Korean pharmaceutical manufacturer, pursuant to which Daewoong agreed to manufacture and supply us with Jeuveau™ and granted us an exclusive license to develop, distribute, market and sell the product in the United States, EU, Canada, Australia, Russia, Commonwealth of Independent States, or C.I.S., and South Africa, or the covered territories. Daewoong also granted us a non-exclusive license to do the same in Japan.
We submitted a New Drug Submission, or NDS, to Health Canada and in August 2018 we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We plan to market the product in Canada in the first half of 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion, a Canadian provider of medical and aesthetic equipment and consumables to hospitals, aesthetic clinics and private medical practices. We also submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and it was accepted for review in July 2017. We expect an opinion from the Committee for Medicinal Products for Human Use, or CHMP, in the first quarter of 2019. If the CHMP provides a favorable opinion, we would expect approval of our MAA by end of second quarter of 2019.

We have never generated revenue from Jeuveau™ and have never been profitable. As of December 31, 2018, we had an accumulated deficit of $123.0 million. We incurred net losses of approximately $46.9 million and $4.5 million in the years ended December 31, 2018 and 2017, respectively.
We expect to continue to incur significant expenses and increasing net operating losses for the foreseeable future as we seek to commercialize Jeuveau™ and seek regulatory approvals outside of the United States. We utilized contract research organizations, or CROs, to carry out our clinical development. We expect to incur significant expenses related to building our commercialization infrastructure, including marketing, sales and distribution functions, inventory build prior to commercial launch and training and deploying a specialty sales force and implementing a targeted marketing campaign. We also expect to incur additional costs associated with operating as a public company and in building our internal resources.
Initial Public Offering
In February 2018, we completed our initial public offering and sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share, inclusive of 47,514 shares of our common stock upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $56.3 million, after deducting underwriting discounts and commissions, excluding other offering expenses.

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
Daewoong License and Supply Agreement
On September 30, 2013, we entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau™ from Daewoong for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases upon commercialization in order to maintain the exclusivity of the license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. We further agreed to make milestone payments upon certain confidential development and commercial milestones, including a confidential payment to Daewoong upon each of the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, approval of Jeuveau™. Under the Daewoong Agreement, the maximum aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Upon the FDA approval in February 2019, the Company paid a $2.0 million milestone payment. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau™, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau™. We had the option, subject to certain payment conditions, to expand the permitted use of the product beyond aesthetic indications and into therapeutic indications. This option was assigned to ALPHAEON who, as of December 31, 2018, exercised the option by remitting payment directly to Daewoong. For additional information about the Daewoong Agreement, see Item 1 “Business—Daewoong License and Supply Agreement.”
Acquisition by ALPHAEON and Related Payment Obligations
In 2013, SCH-AEON, LLC, or SCH, acquired all of our outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed our equity that it had acquired in 2013 to its operating subsidiary, ALPHAEON. As a result of these transactions, we became a wholly-owned subsidiary of ALPHAEON, which we remained until the completion of our initial public offering in February 2018.
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
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million payment upon obtaining FDA approval for Jeuveau™ for the treatment of glabellar lines, which was paid in full in February 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau™ within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau™ outside of the United States, and (iv) a $20.0 million non-interest bearing promissory note that will mature on the 2.5 year anniversary of the first commercial sale of Jeuveau™ in the United States, or the contingent promissory note. The revised payment obligations set forth in (ii) and (iii) above, will terminate for the quarter following the 10 year anniversary of the first commercial sale of Jeuveau™ in the United States. The fair value of the obligations set forth in items (i), (ii) and (iii) are valued quarterly and are referred to in our financial statements as the “contingent royalty obligation.” Upon completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the Amended Purchase Agreement. At the closing of our initial public offering, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assumed from ALPHAEON, the fair value of which, immediately prior to our initial public offering date or February 12, 2018, was $55.7 million. In addition, pursuant to the Amended Purchase Agreement, in February 2019 upon FDA approval, we paid one-time bonuses to certain of our current and former employees aggregating to approximately $1.6 million, including a one-time bonus of $0.7 million paid to Rui Avelar, M.D., our Chief Medical Officer and Head of Research & Development.
Our Relationship with ALPHAEON Corporation
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we funded our operations primarily through contributions and related party borrowings from ALPHAEON. For periods prior to the completion of our initial public offering on February 12, 2018, we derived our financial statements by allocating expenses associated with our operations from ALPHAEON’s consolidated financial statements in accordance with applicable accounting standards and SEC regulations. Our management believes that the allocations and results are reasonable for all periods presented in our financial statements. However, allocations may not be indicative of the actual expense we would have incurred had we operated as an independent company for the periods presented and do not include additional expenses we expect to incur in connection with the commercialization of Jeuveau™, including the creation of a commercialization infrastructure and hiring of our sales force.
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

Financial Overview
Our historical financial statements for the periods prior to our initial public offering on February 12, 2018 have been prepared on a standalone basis and are derived from ALPHAEON’s consolidated financial statements and accounting records in conformity with U.S. generally accepted accounting principles, or GAAP. Our financial statements reflect our financial position, results of operations, stockholders’ equity (deficit), and cash flows as our business was operated as part of ALPHAEON prior to the separation. The financial statements include the allocation of certain assets and liabilities that had historically been held at the ALPHAEON corporate level but which were specifically identifiable or allocable to us.
The financial results reflect amounts attributable to our business, including the costs that ALPHAEON incurred for the development and commercialization of Jeuveau™ and costs and expenses under the Daewoong Agreement. Management believes that the allocations and results are reasonable for all periods presented. However, allocations may not be indicative of the actual expense we would have incurred had the business operated as an independent company for the periods presented.
The following is a description of the components of our results of operations:
General and Administrative Expenses
Our general and administrative expenses consist of salaries and personnel-related costs, including stock-based compensation, for our employees in administrative, commercial and other operating functions. Our general and administrative expenses also include professional fees for accounting, auditing and consulting services, legal services, investor relations, travel and facilities.

As described above, prior to our initial public offering, ALPHAEON charged us for many of the expenses associated with these functions, including the grant of stock-based compensation of ALPHAEON’s stock. Pursuant to the services agreement, ALPHAEON provides us and we provide ALPHAEON certain administrative and development support services. For example, we received from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. The amounts to be charged for services rendered pursuant to the services agreement will be the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period. ALPHAEON has historically charged us market rates for the portion of the resources that we use. Since our initial public offering date or February 12, 2018, we have assumed responsibility from ALPHAEON for all of our general and administrative functions.
We anticipate our general and administrative expenses to increase in the future to support our continued development and commercialization of Jeuveau™. Our general and administrative expenses will also increase due to the costs of operating as a public company and may further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
Research and Development Expenses
Since our inception, we have focused on developing Jeuveau™. Our research and development expenses primarily consist of:

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
Prior to our initial public offering, ALPHAEON historically charged us for many of the expenses associated with these functions, including, among others, costs for CROs to conduct nonclinical and clinical studies on our product candidate, costs to acquire and evaluate clinical study data such as investigator grants, patient screening fees and laboratory work, and fees paid to consultants. ALPHAEON has historically charged us market rates for the portion of the resources that we use. Since our initial public offering date or February 12, 2018, we have assumed responsibility from ALPHAEON for these research and development functions.
We expect our overall research and development expenses to increase if and when we seek to develop future product candidates and pursue regulatory approvals in other jurisdictions.

Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	Change
Operating expenses:
Research and development	$6,487	$6,689	$(202)
General and administrative	29,146	4,819	24,327
Revaluation of contingent royalty obligation to Evolus Founders, a related party	10,500	—	10,500
Depreciation and amortization	9	218	(209)
Total operating expenses	46,142	11,726	34,416
Loss from operations	(46,142)	(11,726)	(34,416)
Other income (expense):
Interest income	203	—	203
Interest expense	(863)	(5)	(858)
Loss before taxes	(46,802)	(11,731)	(35,071)
Provision (benefit) for income taxes	65	(7,251)	7,316
Net loss and comprehensive loss	$(46,867)	$(4,480)	$(42,387)
Research and Development
Research and development expenses decreased by $0.2 million to $6.5 million for the year ended December 31, 2018 from $6.7 million for the year ended December 31, 2017. The decrease was primarily attributable to a reduction of $2.3 million in costs related to research and clinical trials which ended in 2017, and was partially offset by an increase in personnel expenses primarily related to shared-based compensation as we started granting stock-based awards in the first quarter of 2018.
General and Administrative
General and administrative expenses increased by $24.3 million to $29.1 million for the year ended December 31, 2018 from $4.8 million for the year ended December 31, 2017. The increase was primarily attributable to higher personnel-related expenses as we built out our corporate and commercial infrastructure, higher accounting and legal expenses primarily related to meeting ongoing public company compliance requirements and other legal matters, as well as higher pre-commercialization expenses in the preparation for our product launch. Personnel-related expenses increased by $12.6 million due to our hiring of additional employees as well as incurring stock-based compensation expenses as we started granting stock-based awards in the first quarter of 2018. The number of general and administrative employees increased to 39 as of December 31, 2018 from 10 as December 31, 2017. We expect that general and administrative expenses will increase due to costs related to the implementation of our commercialization strategy as well as costs related to the ongoing compliance and communication requirements of a public company.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
Effective upon the closing of our IPO in February 2018, we assumed all of ALPHAEON’s payment obligations under the Stock Purchase Agreement, as amended by the Amended Purchase Agreement, including certain royalty obligation payable to Evolus Founders which is recorded at its fair value as of the end of each reporting period. The change of the fair value is primarily driven by assumptions related to revenue forecasts, discount rate, and timing of cash flows. Such change of the fair value is recorded in operating expenses in each period. We incurred no such charge in 2017.

Provision (Benefit) for Income Taxes
There was no significant income tax provision or benefit for the year ended December 31, 2018, compared to income tax benefit of $7.3 million for the year ended December 31, 2017. On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act, or TCJA. The TCJA significantly impacted our effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21%. For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease in net deferred tax assets of $3.2 million, with a corresponding decrease in the valuation allowance of $9.6 million and a benefit to income tax expense of $6.3 million for the year ended December 31, 2017. Our accounting for the elements of the TCJA is complete as of December 31, 2018 and no adjustments were made to the original provisional estimate.
Liquidity and Capital Resources
As of December 31, 2018, we had a cash balance and stockholder’s equity of $93.2 million and $84.4 million, respectively.
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we had funded our operations primarily through contributions and related party borrowings from ALPHAEON. We have no revenue, incur operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product Jeuveau™, including conducting nonclinical testing and clinical trials and providing general and administrative support for these operations. As of December 31, 2018, we had an accumulated deficit of $123.0 million and working capital of $89.1 million. We had net losses of $46.9 million and $4.5 million for the years ended December 31, 2018 and 2017, respectively, and we used net cash in operating activities of $25.7 million and $13.2 million for the years ended December 31, 2018 and 2017, respectively. We anticipate that operating losses and net cash used in operating activities will increase over the next few years as we commercialize Jeuveau™.
Initial Public Offering
In February 2018, we closed our initial public offering and sold 5,047,514 shares of our common stock at the price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $56.3 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
July 2018 Follow-On Public Offering
In July 2018, we closed a follow-on offering and sold 3,600,000 shares of our common stock at the price of $20.00 per share, inclusive of 600,000 shares of common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $67.7 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
Loan and Security Agreement
On March 15, 2019, or the closing date, we entered into a loan and security agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans will be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if we maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
Upon the earliest to occur of the maturity date, the acceleration of the term loans, or the prepayment of the term loans, we will be required to pay to Oxford a final payment of 5.5% of the full principal amount of the term loans funded, or the final payment. We may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee is also paid, which shall be equal to 3.0% of the amount prepaid if the prepayment occurs on or prior to March 15, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 15, 2020 and on or prior to March 15, 2021, or 1.0% of the amount prepaid if the prepayment occurs thereafter, or the Prepayment Fee. If the term loans are accelerated following the occurrence of an event of default, we will be required to immediately pay to Oxford an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, the final payment, the Prepayment Fee, and all other obligations that are due and payable, including payment of Oxford’s expenses and interest at the default rate with respect to any past due amounts.
The credit facility is secured by substantially all of our assets. The credit facility includes affirmative and negative covenants applicable to us, our current subsidiary and any subsidiaries we may create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against us, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement.
The credit facility also provides us with the ability, under certain conditions, to obtain up to a $25.0 million revolving line of credit secured by our inventory, accounts receivable and cash proceeds of both. Oxford has the right of first refusal, but not the obligation, to provide such a revolving line of credit. There is no guarantee that such a line would be available to us on terms favorable to us or at all.
Current and Future Capital Requirements
We believe that our current capital resources together with the proceeds of the credit facility will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate from the date of the issuance of this Annual Report on Form 10-K.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;

•	our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively

•	the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities for Jeuveau™ or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization, and the productivity of that sales force and the market acceptance of our products;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to Jeuveau™ and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(25,667)	$(13,222)
Investing activities	(9)	—
Financing activities	118,838	13,035
Change in cash and restricted cash	93,162	(187)
Cash and restricted cash, beginning of period	—	187
Cash, end of period	$93,162	$—
Operating Activities
Cash used in operating activities in the year ended December 31, 2018 was $25.7 million which primarily resulted from the net loss of $46.9 million, and was partially offset by non-cash charges primarily including stock-based compensation expense of $7.0 million and $10.5 million related to the revaluation of our contingent royalty obligation. The net operating assets and liabilities changed by $3.0 million which was primarily driven by timing of vendor invoice payments.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2018 was $118.8 million which primarily resulted from the net proceeds of $56.3 million and $67.7 million received in the initial public offering in February 2018 and the follow-on public offering in July 2018, respectively. These were partially offset by a $5.0 million related-party borrowing payment to ALPHAEON and $1.1 million payment of offering-related costs.
Indebtedness
Prior to our initial public offering and since our acquisition by ALPHAEON, ALPHAEON had historically provided us certain services that were not covered under a services agreement, including, without limitation, general and administrative support services and research and development support services. ALPHAEON had allocated a certain percentage of personnel to perform the services that it provided to us based on its good faith estimate of the required services. These allocated costs have historically increased related-party borrowings. The costs reflect ALPHAEON full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing us these services. We historically have not recorded a mark-up on the external or internal expenses ALPHAEON allocates to us. All ALPHAEON-provided operating expenses shown in our financial statements were treated as related party borrowings from ALPHAEON to us for year ended December 31, 2017 and for the period between January 1, 2018 and February 11, 2018. After the initial public offering, we no longer rely on ALPHAEON for funding and in connection with the closing of our initial public offering the related party borrowings were settled in full. As of the completion of our initial public offering on February 12, 2018, we assumed from ALPHAEON the revised payment obligations under the Amended Purchase Agreement of $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note).
Upon our initial public offering on February 12, 2018, we were released of the $140.7 million note obligation for all guaranty and security obligations, and the related party receivable from ALPHAEON of $73.7 million was settled, resulting in a capital contribution of $67.0 million. ALPHAEON’s security interest in Evolus’ assets was also terminated. See Note 4, Related Party Transactions for more information.
Loan and Security Agreement
See “—Liquidity and Capital Resources” for a description of our credit facility with Oxford.
Payment Obligations Related to the Acquisition by ALPHAEON
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for the Product for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of the Product within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of the Product outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 years anniversary of the first commercial sale of the Product in the United States. The revised payment obligations set forth in (ii) and (iii) above will terminate in the quarter following the 10 year anniversary of the first commercial sale of the Product in the United States. As these revised payment obligations are not perpetual, neither Evolus nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. As of December 31, 2018, we recorded an aggregate balance of $67.1 million on our balance sheet for the revised payment obligations and the promissory note owed to the Evolus Founders (comprised of $50.2 million for the contingent royalty obligation and $16.9 million for the contingent promissory note).
Under the Amended Purchase Agreement, in February 2019, Evolus paid one-time bonuses of $1.6 million to certain former and current employees upon FDA approval of the Product, including a one-time bonus of $0.7 million to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development.
We paid the Evolus Founders $9.2 million in February 2019 subsequent to the FDA’s approval of our BLA of Jeuveau™.
License and Supply Agreement with Daewoong
Pursuant to the Daewoong Agreement, $13.5 million in additional cash consideration is due to Daewoong based upon Evolus’ successful completion of certain technical and sales milestones. We paid Daewoong $2.0 million in February 2019 subsequent to the FDA’s approval of our BLA of Jeuveau™.
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
Not applicable.

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
Contingent Royalty Obligation and Promissory Note Payable to Evolus Founders
We determine the fair value of the contingent royalty obligation payable to the Evolus Founders under the Amended Purchase Agreement based on significant unobservable inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the statements of operations and comprehensive loss and in the non-current liabilities in the balance sheets. The significant unobservable input assumptions that can significantly change the fair value includes (i) timing of the FDA approval of the Jeuveau™, (ii) projected net revenues during the payment period, (iii) the discount rate, and (iv) the timing of payments.
We also determined the fair value of the contingent promissory note payable at present value using a discount rate for similar rated debt securities and is based on an estimated date that we believe the contingent promissory note will mature. Accretion related to the contingent promissory note is recorded in interest expense of the statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities section of the balance sheets. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate, or (ii) a delay in the first commercial sale of Jeuveau™ in the United States.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We perform an annual qualitative assessment of goodwill in the fourth quarter each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of the our reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that there is one reporting unit. There has been no impairment of goodwill for any of the periods presented.
Intangible Asset
The intangible asset in our balance sheets represents in-process research & development, or IPR&D, projects acquired that have not yet been completed. The IPR&D asset had an indefinite useful life and was not amortized, but instead tested for impairment. There has been no impairment of long-lived assets for any periods presented. Upon the FDA approval in February 2019, the IPR&D asset is reclassified to a developed technology asset and amortized over its estimated useful live.

Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is recorded against deferred tax assets, to reduce the net carrying value, when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When we establish or reduce the valuation allowance against the deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Additionally, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, we establish reserves for uncertain tax positions. We have not recognized interest or penalties in its statement of operations and comprehensive loss.

On December 22, 2017, the U.S. government enacted TCJA. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning in 2018. We recognized the income tax effects of the TCJA in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. As such, our 2017 financial results reflected the provisional income tax effects of the TCJA for which the accounting was incomplete but a reasonable estimate was made. Our accounting for the elements of the TCJA was complete as of December 31, 2018 and no adjustments were made to the original provisional estimate. See Note 8, Income Taxes to our financial statements for more information.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. In addition, we currently don’t have a tax sharing arrangement in place with ALPHAEON. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. These federal NOLs and research and development tax credit carryforwards expire at various dates beginning in 2034. We have not conducted an assessment to determine whether there may have been a Section 382 ownership change. If we have experienced a Section 382 ownership change or if we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOLs or research and development tax credit carryforwards may be limited or lost. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. See Note 8, Income Taxes to our financial statements for more information.

Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 8.      Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evolus, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Irvine, California
March 20, 2019

Evolus, Inc.
Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$93,162	$—
Prepaid expenses and other current assets	1,177	185
Related party receivable	—	72,639
Total current assets	94,339	72,824
Intangible asset	56,076	56,076
Goodwill	21,208	21,208
Other assets	221	2,125
Total assets	$171,844	$152,233
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,558	$445
Accrued expenses	3,718	977
Related party borrowings	—	72,639
Note obligation	—	138,687
Total current liabilities	5,276	212,748
Deferred rent	25	38
Contingent royalty obligation payable to Evolus Founders, a related party	50,200	—
Contingent promissory note payable to Evolus Founders, a related party	16,904	—
Deferred tax liability	15,055	14,990
Total liabilities	87,460	227,776
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Convertible Series A Preferred, $0.00001 par value; no shares authorized; 0 and 1,250,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,274,991 and 16,527,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	207,408	—
Accumulated deficit	(123,025)	(75,543)
Total stockholders’ equity (deficit)	84,384	(75,543)
Total liabilities and stockholders’ equity (deficit)	$171,844	$152,233
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017

Operating expenses:
Research and development	$6,487	$6,689
General and administrative	29,146	4,819
Revaluation of contingent royalty obligation to Evolus Founders, a related party	10,500	—
Depreciation and amortization	9	218
Total operating expenses	46,142	11,726
Loss from operations	(46,142)	(11,726)
Other income (expense):
Interest income	203	—
Interest expense	(863)	(5)
Loss before taxes	(46,802)	(11,731)
Provision (benefit) for income taxes	65	(7,251)
Net loss and comprehensive loss	$(46,867)	$(4,480)
Net loss per share, basic and diluted	$(1.92)	$(0.27)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	24,402,368	16,527,000
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	1,250,000	—	16,527,000	—	59,700	(66,806)	(7,106)
Capital contribution from Parent - stock-based compensation	—	—	—	—	586	—	586
Capital contribution from Parent - therapeutic option right, net of tax	—	—	—	—	1,505	—	1,505
Deemed distribution to Parent - note obligation	—	—	—	—	(61,791)	(4,257)	(66,048)
Net loss	—	—	—	—	—	(4,480)	(4,480)
Balance at December 31, 2017	1,250,000	$—	16,527,000	$—	$—	$(75,543)	$(75,543)
Deemed contribution from Parent, increase of related-party receivable	—	—	—	—	1,051	—	1,051
Deemed distribution to Parent, increase of convertible note obligation	—	—	—	—	(1,385)	(615)	(2,000)
Capital contribution from Parent, convertible note write-off	—	—	—	—	66,998	—	66,998
Capital contribution from Parent, forgiveness of related party borrowings	—	—	—	—	13,188	—	13,188
Preferred stock conversion upon initial public offering	(1,250,000)	—	2,065,875	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,047,514	1	53,445	—	53,446
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	3,600,000	—	67,379	—	67,379
Issuance of common stock in connection with the incentive equity plan	—	—	34,602	—	(239)	—	(239)
Stock-based compensation expense	—	—	—	—	6,971	—	6,971
Net loss	—	—	—	—	—	(46,867)	(46,867)
Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$(123,025)	$84,384
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(46,867)	$(4,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	218
Stock-based compensation	6,971	586
Interest expense	863	—
Deferred income taxes	65	(6,255)
Tax benefit from therapeutic option right	—	(996)
Revaluation of contingent royalty obligation to Evolus Founders, a related party	10,500	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(992)	(160)
Accounts payable	1,275	(2,432)
Accrued expenses	2,733	303
Deferred rent	(13)	(6)
Other assets	(211)	—
Net cash used in operating activities	(25,667)	(13,222)
Cash flows from investing activities
Purchases of property and equipment	(9)	—
Net cash used in investing activities	(9)	—
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting fees	56,330	—
Proceeds from follow-on offering, net of underwriting fees	67,680	—
Related party borrowings	1,127	14,321
Payments on related party borrowings	(5,000)	—
Payments for offering costs	(1,060)	(1,286)
Tax withholding paid on behalf of employees for stock-based awards	(239)	—
Net cash provided by financing activities	118,838	13,035
Change in cash and restricted cash	93,162	(187)
Cash and restricted cash, beginning of period	—	187
Cash, end of period	$93,162	$—

Supplemental disclosure of cash flow information
Noncash financing activities:
Related party receivable	$73,690	$(72,639)
Related party borrowings	$(68,767)	$—
Note obligation	$(140,688)	$138,687
Contingent royalty obligation payable to Evolus Founders, a related party	$39,700	$—
Contingent promissory note payable to Evolus Founders, a related party	$16,042	$—
Capital contribution from Parent, convertible note write-off	$66,998	$—
Capital distribution to Parent	$—	$(66,048)
Capital contribution from Parent, forgiveness of related party borrowings	$13,188	$—
Capital contribution from Parent - therapeutic option right, net of tax	$—	$1,505
Deferred offering costs accrued, unpaid	$—	$(839)
Deferred offering costs	$(2,885)	$—
Accounts payable, paid by Parent	$(163)	$—
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Financial Statements

Note 1.    Organization
Organization and Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market. On February 1, 2019, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first product Jeuveau™ (the “Product”). The Product is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company is headquartered in Newport Beach, California.
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
In connection with the completion of its IPO, the Company also entered into a services agreement (the “Services Agreement”) with ALPHAEON Corporation (“ALPHAEON” or “Parent”), its controlling stockholder. The Services Agreement sets forth certain agreements between ALPHAEON and the Company that govern the respective responsibilities and obligations between ALPHAEON and the Company as it relates to the services to be performed between the parties. Pursuant to the Services Agreement, ALPHAEON provides the Company, and the Company provides ALPHAEON, certain administrative and development support services. Prior to the IPO, the Company was dependent upon ALPHAEON for its working capital and financing requirements.
As of December 31, 2018, ALPHAEON, which is majority-owned by SCH-AEON, LLC (“SCH”), owns 56.0% of the Company’s outstanding shares of common stock.
Liquidity and Financial Condition
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred operating losses of $46.9 million and $4.5 million for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company used $25.7 million and $13.2 million in cash for operations in the years ended December 31, 2018 and 2017, respectively. Management expects operating losses and negative cash flows to continue for at least the next 12 months. As of

Evolus, Inc.
Notes to Financial Statements

December 31, 2018, the Company had $93.2 million in cash and has an accumulated deficit of $123.0 million. On March 15, 2019, the Company entered into a term loan facility of up to $100 million (see Note 11, Subsequent Events).
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain market acceptance of its product and achieve a level of revenues adequate to support its cost structure, and operate its business and sell products without infringing third party intellectual property rights.

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

Note 2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial statements for the periods prior to the Company’s IPO have been prepared on a standalone basis and are derived from ALPHAEON’s consolidated financial statements and accounting records and included an allocation of certain assets and liabilities that have historically been held at the ALPHAEON corporate level but which were specifically identifiable or allocable to the Company. . These results reflect amounts attributable to the Company’s business, including the costs ALPHAEON incurred for the development and commercialization of the Product and costs and expenses under the License and Supply Agreement (the “Daewoong Agreement”) entered into with Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”), a South Korean pharmaceutical manufacturer, in September 2013, as further described below in Note 5, Commitments and Contingencies.
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
As a result, the Company historically incurred related party borrowings from ALPHAEON for its share of the internal and external expenses for each of these functions based on the Company’s relative use of each function, plus an allocation of facility-related expenses. The Company’s management believes that the allocation and results were reasonable. As of December 31, 2018, the Company did not have any accounts receivable or payable with ALPHAEON pursuant to the Services Agreement or otherwise.
The Company has calculated its income tax amounts using a separate return methodology and has presented these amounts as if it were a separate taxpayer from ALPHAEON in each jurisdiction for each period the Company presented. Subsequent

Evolus, Inc.
Notes to Financial Statements

to the IPO, the Company will prepare a stand-alone tax return. As of December 31, 2018 and 2017, the Company did not have a tax sharing agreement with ALPHAEON.
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
Evolus was formed in November 2012 for the purposes of developing the Product for distribution and sale. In October 2013, in a Stock Purchase Agreement, SCH acquired all of the Company’s outstanding equity in exchange for 15,000 Class AA units of SCH and 15,000 Class D units of SCH, which resulted in SCH obtaining a controlling financial interest in Evolus. Prior to the transaction with SCH, Evolus had executed a License and Supply Agreement with Daewoong and thereby secured exclusive rights to license and distribute the Product for aesthetic indications in the United States and certain other international markets, as well as non-exclusive rights to distribute in Japan (see Note 4, Related Party Transactions). The acquisition of the Company, which represented a business combination by SCH, was to provide SCH and ALPHAEON access to the license held by Evolus to develop, produce and market clinical neurotoxins.
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
In connection with the acquisition, SCH and ALPHAEON entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which they were obligated to make certain contingent payments to the Evolus Founders. However, since Evolus did not have an obligation associated with the contingent consideration arrangement prior to the Company’s IPO, no amounts were recognized in the Company’s financial statements for the contingent royalty obligation arrangement between SCH and ALPHAEON, and the Evolus Founders. As described in Note 4, Related Party Transactions, on December 14, 2017, SCH and ALPHAEON entered into an amendment to the Stock Purchase Agreement (the “Amended Purchase Agreement”), and the Company joined as a contractual party. Upon the closing of the IPO on February 12, 2018, ALPHAEON immediately and automatically assigned to the Company its payment obligations under the Amended Purchase Agreement. These payment obligations are referred to as the “contingent royalty obligation payable to Evolus Founders, a related party” and the “contingent promissory note payable to Evolus Founders, a related party” in the accompanying balance sheets. Certain of the Evolus Founders from whom SCH purchased its equity interests include individuals previously employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s former Chief Operating Officer. Mr. Marmo was retained as a consultant to the Company until December 2018.
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

Evolus, Inc.
Notes to Financial Statements

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
On an ongoing basis, the Company evaluates the most significant estimates, including those related to the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets, and royalty obligations, among others. Although the Company bases these estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.
Risks and Uncertainties
Although it has received the regulatory approval from the FDA and Health Canada, the Company has not commenced principal operations in the form of commercialized Product sales. The Product also requires regulatory approval from the European Medicines Agency and other similar regulatory authorities prior to commercial sales in the related jurisdictions. The Product and any future product candidates of the Company may not receive necessary approvals in the jurisdictions where approval is sought. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.
The Company is subject to risks common to early stage companies in the pharmaceutical industry including, but not limited to, dependency on the clinical and commercial success of the Product and any future product candidates, ability to obtain regulatory approval of the Product and any future product candidates in the jurisdictions where approval is sought, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.
The Company relies on Daewoong, our exclusive and sole supplier, to manufacture the Product. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of the Product.

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

Evolus, Inc.
Notes to Financial Statements

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
Deferred Offering Costs
Deferred offering costs, which primarily consisted of direct incremental legal and accounting fees relating to the IPO or Follow-On Offering, are capitalized until such time as the offering closes. During the year ended December 31, 2018, approximately $3.2 million of deferred offering costs were offset against proceeds from the sale of registered equity securities in the Company’s IPO and Follow-On Offering. As of December 31, 2018, the Company did not capitalize any deferred offering costs. As of December 31, 2017, $2.1 million of deferred offering costs were capitalized and included in “Other assets” in the accompanying balance sheet.
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

Evolus, Inc.
Notes to Financial Statements

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include personnel-related costs, costs associated with pre-clinical and clinical development activities, costs associated with and costs for prototype products that are manufactured prior to market approval for that prototype product, internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs, including allocated facility related expenses. There were no reimbursements of research and development expenses during the years ended December 31, 2018 and 2017.
At each financial reporting date, the Company accrues and expenses the estimated costs of clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates based upon a review of the agreements, data collected by internal and external personnel regarding the progress or stage of completion of trials or services. This progress or stage of completion of trials or services is monitored pursuant to contracts with clinical research organizations and other service providers. The agreed-upon fee to be paid for such services is based upon facts and circumstances known to the Company at each financial reporting date. If the actual performance of activities varies from the assumptions used in the estimates, the accruals are adjusted accordingly. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2018.
Contingent Payment Obligation Payable to the Evolus Founders, a Related Party
The Company determines the fair value of the contingent royalty obligation payable to a related party based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in the operating expenses in the statements of operations and comprehensive loss and in the non-current liabilities in the balance sheets.
Contingent Promissory Note Payable to Evolus Founders, a Related Party
On February 12, 2018, the Company assumed the liability concurrent with the IPO and determined the fair value of the contingent promissory note payable at present value using a discount rate for similar rated debt securities based on an estimated date that the Company believed the contingent promissory note will mature. Accretion related to the contingent promissory note is recorded in interest expense in the statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities in the balance sheets.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees and members of the Board of Directors based on the fair value at the date of grant. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense recognized is net of actual forfeitures, when they occur.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units are based on the fair value of the grant date of the Company’s common stock. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.
Compensation cost related to the grant of awards to the Company’s employees is recognized as an increase to additional paid-in capital in the balance sheets and in the general and administrative or research and development expenses in the statements of operations and comprehensive loss.
Prior to the IPO, the ALPHAEON common stock awards were valued at fair value on the date of grant and that fair value was recognized over the requisite service period. Estimates were used to determine the fair value of these awards, as shares of ALPHAEON’s common stock are not publicly traded. ALPHAEON common stock awards are subject to specified vesting

Evolus, Inc.
Notes to Financial Statements

schedules and requirements. The Company estimated the fair value of each ALPHAEON option on the date of grant using the Black-Scholes model. Stock-based compensation expense is allocated to the Company over the required service period over which these ALPHAEON common stock awards and options would vest and is based upon the relative percentage of time utilized by ALPHAEON employees on Company matters. These ALPHAEON awards were recognized as a capital contribution which was recorded in the statement of stockholder’s equity (deficit) and a corresponding entry was recorded in the accompanying statements of operations and comprehensive loss.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
A valuation allowance is recorded against deferred tax assets, to reduce the net carrying value, when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
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
The Company is required to file federal and state income tax returns in the United States and various other state jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. An amount is accrued for the estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available.
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of common stock equivalents such as convertible preferred stock and stock options outstanding. Diluted net loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issued common stock were exercised or converted to common stock. Dilutive common share equivalents are comprised of convertible preferred stock and stock options outstanding during the period, but are excluded if their impact is anti-dilutive. Because the impact of these items is anti-

Evolus, Inc.
Notes to Financial Statements

dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the years ended December 31, 2018 and 2017.
Recent Accounting Pronouncements
In November 2018, the FASB issued Accounting Standards Update, or ASU, No. 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, which requires transactions in collaborative arrangements to be accounted for under ASC 606, Revenue from Contracts with Customers if the counter-party is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted, including in any interim period. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company will adopt the guidance on January 1, 2019, and does not expect such adoption will have a material impact on its financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2021. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its financial statements as well as whether to early adopt the new guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements as well as whether to early adopt the new guidance.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which clarifies certain amendments to guidance that may have been incorrectly or inconsistently applied by certain entities and includes Amendments to Subtopic 718-740, Compensation - Stock Compensation - Income Taxes. The guidance in paragraph 718-740-35-2, as amended by the amendments in ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this ASU clarifies that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2019. The Company is in the process of determining the effects the adoption will have on its financial statements.

Evolus, Inc.
Notes to Financial Statements

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”) which amends the financial reporting for stock-based payments issued to nonemployees and also expands the scope of ASC 718, Compensation - Stock Compensation to also include stock-based payments issued to nonemployees for goods and services. The amendment substantially aligns accounting for stock-based payments to employees and nonemployees. The Company early adopted the guidance in the quarter ended December 31, 2018. The adoption did not have a material impact on the Company’s financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”) which amends the scope of modification accounting for stock-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018 and this guidance did not have a material impact on its financial statements.
In January 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us beginning January 1, 2020. The standard requires prospective application. Early adoption is permitted. The Company is evaluating the effect of this standard on its financial statements and related disclosures as well as whether to early adopt the new guidance.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies when transactions should be accounted for as acquisitions (or disposals) of assets or business. ASU 2017-01 is effective for us beginning January 1, 2019. Early adoption is permitted for transactions not previously reported in issued financial statements. The Company is evaluating the effect of this standard on its financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 and its related amendments which introduced Leases (Topic 842), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases, (Topic 840). The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The new accounting standard will be effective for the Company starting in the first quarter of fiscal 2019. The Company will elect the transition package of three practical expedients permitted under the transition guidance and will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company will elect a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company will record right-of-use assets and liabilities and the corresponding deferred tax assets and liabilities on its balance sheet as of January 1, 2019, primarily associated with its operating leases. The Company is also finalizing the impact of the standard to its accounting policies, processes, disclosures, and internal control over financial reporting.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. We are in the process of reviewing credit loss models to assess the impact of the adoption of the standard on the financial statements.

Evolus, Inc.
Notes to Financial Statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

Note 3.    Goodwill and Intangible Asset
Goodwill and an intangible asset were established as a result of the application of push-down accounting in connection with the acquisition of the Company by SCH in October 2013, as described in Note 2, Summary of Significant Accounting Policies. The purchase price was $56.3 million, the excess of which over the fair value of net assets acquired was recognized as goodwill of $21.2 million. Goodwill recognized in connection with the acquisition is not deductible for tax purposes. The net assets acquired as of the acquisition date comprised solely of IPR&D valued at $56.1 million and a deferred tax liability of $20.9 million, which represented the difference between the book and tax basis related to the IPR&D asset.
The IPR&D asset related to the development of the Product in clinical trials in the United States as of the acquisition date. As of December 31, 2018 and 2017, the carrying value of the IPR&D, included in intangible asset in the balance sheets, was $56.1 million. As of December 31, 2018 and 2017, the carrying value of goodwill in the accompanying balance sheets was $21.2 million.
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
Through 2018 the IPR&D asset is classified as an indefinite-lived intangible asset. With the recent FDA approval of Jeuveau, the IPR&D is no longer considered an indefinite-lived asset and amortization of the asset will commence in 2019.
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
As of December 31, 2018, Evolus had no related party accounts receivable or payable with ALPHAEON. As of December 31, 2017, Evolus had related party accounts receivable and related party borrowings of $72.6 million with ALPHAEON, respectively.

Evolus, Inc.
Notes to Financial Statements

The following table summarizes the amounts that were allocated from ALPHAEON prior to the IPO, and included in Evolus’ general and administrative expenses as disclosed in the accompanying statements of operations and comprehensive loss for the following periods (in thousands):

	Year Ended December 31,
	2018	2017
Compensation & Benefits	$184	$1,174
Third party service fees	84	700
Stock-based compensation	30	551
Facility related expenses	80	1,134
Other	5	347
	$383	$3,906

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

Evolus, Inc.
Notes to Financial Statements

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
Subsequent to December 31, 2017, ALPHAEON issued $0.8 million additional convertible promissory notes, including $0.1 million convertible promissory notes to Murthy Simhambhatla, Ph.D., the Company’s former President and Chief Executive Officer and former member of the board of directors. As a result of this additional issuance, the total note obligations under all the Notes increased $2.0 million to $140.7 million (2.5 times the total outstanding principal amount of $56.3 million) immediately prior to the IPO. Approximately $0.6 million in excess of the then balance of additional paid-in capital was recorded in accumulated deficit.
As provided for within the Amended and Restated Secured Note Purchase Agreement and Guaranty Agreements, in conjunction with its recognition of the joint and several liability, the Company also recorded a receivable from ALPHAEON, which equals the current balance of the amounts it owed to ALPHAEON under its related party borrowing arrangements. No amounts were paid under this joint and several liability by the Company in the year ended December 31, 2017. The difference between the amount of the joint and several liability and the related party receivable of $66.1 million in the year ended December 31, 2017, was recorded as a deemed distribution to ALPHAEON, in stockholders’ equity (deficit) to additional paid-in capital in the period the transaction with the related party was made. Approximately $4.3 million in excess of the then additional paid-in capital balance was recorded in accumulated deficit as of December 31, 2017. In January 2018 immediately prior to its IPO, the Company recorded an increase of $1.1 million in the receivable from ALPHAEON with a corresponding increase in additional paid-in capital. The related party receivable balance increased to $73.7 million immediately prior to the IPO.

As of February 12, 2018, the Company was released of the $140.7 million note obligation for all guaranty and security obligations under the Guaranty Agreements, and the related party receivable from ALPHAEON of $73.7 million was settled, resulting in a capital contribution of $67.0 million. ALPHAEON’s security interest in Evolus’ assets was also terminated. See Note 9, Stockholders’ Equity (Deficit)-Equity Related Transactions, for more information regarding equity transactions that occurred in connection with the IPO.

Evolus, Inc.
Notes to Financial Statements

Evolus Founders
Certain of the Evolus Founders from whom SCH purchased its equity interests include individuals who were previously employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s former Chief Operating Officer and consultant to the Company through December 31, 2018.
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
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for the Product for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of the Product within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of the Product outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 years anniversary of the first commercial sale of the Product in the United States. The revised payment obligations set forth in (ii) and (iii) above will terminate in the quarter following the 10 year anniversary of the first commercial sale of the Product in the United States. As these revised payment obligations are not perpetual, neither Evolus nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. Under the Amended Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders was $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note) as of February 12, 2018. See Note 6, Fair Value Measurements for more information about the Company’s accounting thereof. In addition, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations Evolus assumed from ALPHAEON, the fair value of which, as of February 12, 2018, was $55.7 million.
Under the Amended Purchase Agreement, Evolus agreed to make one-time bonuses of $1.6 million to certain of its former and current employees upon FDA approval of the Product, including a one-time bonus of $0.7 million payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development.
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

Evolus, Inc.
Notes to Financial Statements

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
As of December 31, 2018, the Company determined the fair value of the contingent royalty obligation payable to the Evolus Founders, a related party, was $50.2 million and recorded a revaluation charge of $10.5 million for the year ended December 31, 2018 in the accompanying statements of operations and comprehensive loss. The charges were driven by changes in assumptions relating to the timing of cash flows and the discount rate. The Company will revalue the contingent royalty obligation payable to the Evolus Founders, a related party, at each reporting period. See Note 6, Fair Value Measurements for more information.
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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the ”Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply the Product to Clarion in Canada.  Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON owes the equity holders of Clarion an unwinding fee of $9.6 million (the “Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of the Product purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee ALPHAEON owes. In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion.
Under the Distribution Agreement, if the Company did not receive approval from Health Canada to promote and sell the Product in Canada prior to October 31, 2018, the Company was obligated to pay liquidated damages to
Clarion in the amount of $1.0 million within 30 days of December 31, 2018, which damages would not reduce the Unwinding Fee. In August 2018, the Company received approval from Health Canada to promote and sell the Product. Accordingly, the Company has concluded that no obligation exists and no liability has been recorded as of December 31, 2018. No amounts have been paid towards the Unwinding Fee as of December 31, 2018.

Evolus, Inc.
Notes to Financial Statements

Therapeutic Option Letter Agreement

On December 18, 2017, the Company entered into a therapeutic option letter agreement with ALPHAEON whereby certain rights to the therapeutic indications of the Product under the Daewoong Agreement were transferred by the Company to ALPHAEON. The Company recorded this transaction as a reduction of $2.5 million in the related party borrowings and a non-cash capital contribution from ALPHAEON, in additional paid-in capital on the balance sheets as of December 31, 2017. Once exercised, the rights to the therapeutic indications shall be solely in the control of ALPHAEON. As of December 31, 2018, the right to exercise the therapeutic option was exercised by ALPHAEON, which remitted the exercise price directly to Daewoong.

Note 5.    Commitments and Contingencies
Operating Lease
Total rental expense for the years ended December 31, 2018 and 2017 was $0.3 million and $0.2 million, respectively. As of December 31, 2018, annual future minimum payments under the operating lease agreements with non-cancelable terms greater than one year are as follows (in thousands):

Year Ending December 31,
2019	$890
2020	139
2021	0
$1,029
Purchase Commitments
As of December 31, 2018, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $6.7 million, including $3.5 million from Daewoong. Certain purchase obligations or milestone payments have been excluded because they are contingent upon the occurrence of future events, including receipt of governmental approvals and our future sales in various jurisdictions, and we do not know the timing of such potential obligations with certainty.
FDA Milestone Payments
In connection with the Daewoong Agreement, as described in detail below, the Company is obligated to make future milestone payments for certain confidential development and commercial milestones associated with the Product.
License and Supply Agreement
In October 2013, Evolus entered into the Daewoong Agreement with Daewoong. Pursuant to the Daewoong Agreement, the Company has an exclusive distribution license to the Product from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Product will be manufactured by Daewoong in a recently constructed facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than the Product) in a territory covered by the Daewoong Agreement.
The Company held an option to obtain the therapeutic rights to the Product in its licensed territories which was held in trust for ALPHAEON during the fourth quarter of 2017 for a $2.5 million reduction in related party borrowings. In September 2018, ALPHAEON exercised the right to obtain the therapeutic option to the Product and remitted the option exercise price directly to Daewoong.

Evolus, Inc.
Notes to Financial Statements

The Daewoong Agreement also includes certain minimum annual purchases the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions, which have not yet been obtained as of December 31, 2018.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2018 and 2017.
Medytox Litigation
The Company, ALPHAEON, SCH and Daewoong are defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain and that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture the Product (the “Medytox Litigation”). The Company believes it has meritorious defenses and intends to vigorously defend Medytox’s claims. Given the early stage in the Medytox Litigation, the Company is unable to determine the likelihood of success of Medytox’s claims against the Company, and an estimate of the possible loss or range of loss cannot be made. While the Company is entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient.
Citizen Petition
In December 2017, Medytox filed a Citizen Petition (the “Citizen Petition”) with the FDA. The Citizen Petition seeks to delay approval of the Biologics License Application submitted by the Company to the FDA in May 2017 for the Product until the FDA determines the identity and source of the botulinum strain for the Product and validates the integrity of the data and information in the Biologics License Application. Medytox further requests that the FDA require the source and identity information in the Biologics License Application to include a single nucleotide polymorphism analysis of the whole genome sequence of the botulinum strain for the Product. In connection with the FDA approval of the Product, on February 1, 2019 the Citizen Petition was dismissed.
ITC Case
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission (the “ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that the Product is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of the Product is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products (the “ITC Complaint”). The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of the Product into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring the Product within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of

Evolus, Inc.
Notes to Financial Statements

an exclusion order which would bar imports of the Product into the United States and a cease and desist order which would bar sales and marketing of the Product within the United Sates either of which would adversely affect our ability to carry our out our business and which would have an adverse effect on our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.
Note 6.    Fair Value Measurements
The carrying amounts of cash, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
At December 31, 2018, the Company had a $20.0 million contingent promissory note payable under the Amended Purchase Agreement to the Evolus Founders, that will mature 2.5 years after the anniversary date of the first commercial sale of the Product in the United States. Accretion related to the contingent promissory note is recorded in interest expense in the statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities in the balance sheets. The Company measures the fair value of this contingent promissory note at present value based on Level 2 inputs, using a discount rate for similar rated debt securities and is based on an estimated date that the Company believes the contingent promissory note will mature. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) a delay in the first commercial sale of the Product in the United States.
The Company assumed the liability concurrent with its IPO in February 2018 and therefore, did not carry a contingent promissory note payable balance at December 31, 2017. The following table (in thousands) presents the difference between the carrying balance and the fair value of the contingent promissory note payable to the Evolus founders, a related party:

	As of December 31, 2018
	Carrying Balance	Fair Value
Contingent promissory note payable to Evolus Founders, a related party	$16,904	$17,181
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following table (in thousands) presents the major security types the Company held at December 31, 2018, that are measured at fair value on a recurring basis. The Company did not hold any major security types that required a fair value measurement on a recurring basis at December 31, 2017.

		Year Ended December 31,
	Fair Value Hierarchy	2018	2017
Contingent royalty obligation payable to Evolus Founders, a related party	Level 3	$50,200	$—
The Company determines the fair value of the contingent royalty obligation payable to a related party based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in the operating expenses in the statements of operations and comprehensive loss and in non-current liabilities in the balance sheets. The significant unobservable input assumptions that can significantly change the fair value includes (i) timing of the FDA approval of the Product, (ii) projected and timing of net revenues during the payment period, which will terminate for the quarter following the 10 year anniversary of the first commercial sale of the Product in the United States, (iii) the discount rate, and (iv) the timing of payments. During the year ended December 31, 2018, the Company utilized discount rates ranging from 18% to 25%, reflecting changes in the Company’s risk profile. Net revenue projections were also updated to reflect changes in the timing of expected regulatory approval and commercialization.
The following table (in thousands) shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable to a related party for year ended December 31, 2018:

Evolus, Inc.
Notes to Financial Statements

Year Ended December 31, 2018
Fair value, beginning of period	$—
Assumption of the royalty obligation payable to Evolus Founders, a related party	39,700
Change in fair value recorded in operating expenses	10,500
Fair value, end of period	$50,200
Note 7.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Payroll and related benefits	$2,577	$109
Professional services and related expenses	931	868
Other	210	—
	$3,718	$977
Note 8.    Income Taxes
The Company’s loss before income taxes was entirely generated from its U.S. operations. The current and deferred expense is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current provision:
Federal	$—	$(775)
State	—	(221)
Total current benefit	—	(996)
Deferred (benefit) provision:
Federal	44	(6,276)
State	21	21
Total deferred provision (benefit)	65	(6,255)
Total provision (benefit) for income taxes	$65	$(7,251)
As of December 31, 2018 and 2017, the Company has federal and state net operating loss (“NOL”) carryforwards of $99.8 million and $72.6 million, respectively, which will begin to expire in year 2034. NOL carryforwards generated by the Company have been included in the consolidated and unitary income tax returns of ALPHAEON. As of December 31, 2018 and 2017, the Company has federal research and development (“R&D”) credit carryforwards of $1.2 million and $1.0 million, respectively, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $1.2 million and $1.1 million, respectively, which has an indefinite carryforward period. Deferred tax assets in the accompanying financial statements are presented as if the Company filed separate income tax returns. Accordingly, the NOL and the R&D credit carryforwards allocable to the Company based on ALPHAEON’s consolidated and unitary income tax returns may ultimately differ from those presented in the financial statements on a separate return methodology.
In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and R&D credit carryforwards before utilization and may be material. As of December 31, 2018, the Company has not

Evolus, Inc.
Notes to Financial Statements

determined to what extent a potential ownership change will impact the annual limitation that may be placed on the Company’s utilization of its NOL carryovers and R&D credit carryforwards.
The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2018	2017
Deferred income tax assets:
Net operating losses	$29,782	$21,657
Promissory note - debt discount	108	—
Accrued compensation	648	—
Stock compensation	1,552	292
Research and development credit carryforwards	2,436	2,109
Deferred rent	7	11
Intangible asset	3	3
Valuation allowance	(34,536)	(24,072)
Total deferred income tax assets	—	—
Deferred income tax liabilities:
Intangible amortization	(15,055)	(14,990)
Total deferred income tax liabilities	(15,055)	(14,990)
Net deferred income taxes	$(15,055)	$(14,990)
The Company recorded deferred tax assets of $34.5 million and $24.1 million as of December 31, 2018 and 2017, respectively, which have been fully offset by a valuation allowance. The valuation allowance increased by $10.5 million during 2018 primarily driven by the current year operating loss.
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands):

	As of December 31,
	2018	2017
Income tax at statutory rate	$(9,828)	$(3,988)
State income taxes, net of Federal benefit	16	(132)
Research and development tax credit	(175)	(145)
Change in Federal tax rate due to tax reform	—	3,221
Stock compensation	416	338
Promissory note - debt discount	105	—
Revaluation of contingent royalty obligation	2,205	—
Meals and entertainment	17	3
Valuation allowance	7,309	(6,548)
Income tax provision (benefit)	$65	$(7,251)

Evolus, Inc.
Notes to Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2018	2017
Beginning balance	$2,109	$1,812
Increases to current year tax positions	326	297
Ending balance	$2,435	$2,109
The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits primarily related to credits should be established as noted in the summary rollforward above. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits are recognized. Additional amounts in the summary rollforward could impact the Company’s effective tax rate if it did not maintain a full valuation allowance on its net deferred tax assets. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2018 and 2017. The Company’s tax returns for all years since inception are open for audit.
In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The TCJA also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.
While there were no changes in the net deferred tax assets, the Company has recorded a decrease in the valuation allowance of $9.6 million, and a reduction in the net deferred tax liability and a benefit to income tax expense of $6.3 million for the year ended December 31, 2017.
The TCJA no longer allows deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance based compensation. It also subjects the principal executive officer, principal financial officer and three other highest paid officers to the limitation and once the individual becomes a covered person, the individual will remain a covered person for all future years.
The company recognized the income tax effects of the TCJA in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. As such, the Company's 2017 financial results reflected the provisional income tax effects of the TCJA for which the accounting was incomplete but a reasonable estimate was made. The Company’s accounting for the elements of the TCJA was complete as of December 31, 2018 and no adjustments were made to the original provisional estimate.
Note 9.    Stockholders’ Equity (Deficit)
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

Evolus, Inc.
Notes to Financial Statements

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
In connection with the IPO, all shares of Series A preferred stock were converted into 2,065,875 shares of common stock. In addition, the Company also amended and restated its certificate of incorporation. As a result, shares of Series A convertible preferred stock were canceled, with none authorized, issued or outstanding as of December 31, 2018.
Preferred Stock
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. At December 31, 2018, the Company had 10,000,000 shares of preferred stock authorized, of which none were issued and outstanding.
Common Stock
In connection with the completion of its IPO, the Company also amended and restated its certificate of incorporation to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. At December 31, 2018, the Company had 100,000,000 shares of common stock authorized, of which 27,274,991 were issued and outstanding.
Equity Related Transactions
As of February 12, 2018, the Company assumed from ALPHAEON the revised payment obligations under the Amended Purchase Agreement of $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note at that date). See Note 6, Fair Value Measurements for more information. Pursuant to the Amended Purchase Agreement, ALPHAEON agreed to offset and reduce the amount of related party borrowings by the estimated value of the revised payment obligations on a dollar-for-dollar basis and pursuant to the Services Agreement. Additionally, the Company paid $5.0 million to ALPHAEON in satisfaction of a portion of the outstanding related party borrowings (see Note 4, Related Party Transactions). The remaining balance of related party borrowings of $13.2 million was recharacterized as a capital contribution from ALPHAEON pursuant to the Services Agreement.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
On November 21, 2017, the board of directors and the then-sole stockholder of the Company approved the Company’s 2017 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On November 21, 2018, an additional 1,091,000 were reserved under the evergreen provision of the Plan. As of December 31, 2018, the Company reserved an aggregate of 1,888,484 shares of common stock for future issuance under the Plan.

Evolus, Inc.
Notes to Financial Statements

Stock-Based Award Activity and Balances
The fair value of restricted stock units (“RSUs”) is estimated at the Company’s grant date common share price. Options are granted at exercise prices based on the Company’s grant date common share price. The RSUs and options generally vest over a two- to four-year period. There have been no awards with performance conditions and no awards with market conditions. The options generally have a contractual term of ten years. The Black‑Scholes option pricing model has various inputs, including the grant date common share price, exercise price, risk‑free interest rate, volatility, expected life and dividend yield. The Company records share‑based compensation expense net of actual forfeitures. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations.
The significant assumptions used in the Black-Scholes option-pricing are as follows:

•
Determining Fair Value of the underlying common stock. For options awards granted after the completion of the Company’s IPO, the fair value for its underlying common stock was determined using the fair value of the grant date price as reported on the Nasdaq Global Select Market. Since the Company’s common stock was not traded in a public stock market exchange prior to the Company’s IPO, prior to such date the Board of Directors considered numerous factors including new business and economic developments affecting the Company and independent appraisals, when appropriate, to determine the fair value of the Company’s common stock. Independent appraisal reports were prepared using conventional valuation techniques, such as discounted cash flow analyses, from which a discount factor for lack of marketability was applied. This determination of the fair value of the common stock was performed on a contemporaneous basis. Prior to the Company’s initial public offering, the Board of Directors determined the Company’s common stock fair market value on as needed basis.

•
Expected Volatility. The Company has limited data regarding company‑specific historical or implied volatility of its share price. Consequently, the Company estimates its volatility based on the average historical volatility of the stock price from a set of peer companies, since our shares do not have sufficient trading history. Management considers factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.

•
Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience for exercise and post-vesting employment or contractual termination behavior after its common stock has been publicly traded. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance. The weighted‑average expected term of the Company’s options is approximately six years.

•
Risk‑Free Rate. The risk‑free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero‑coupon issues with a term approximately equal to the expected life of the option being valued.

•	Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.

Evolus, Inc.
Notes to Financial Statements

The Company did not grant stock options, restricted stock units, or restricted stock awards during the year ended December 31, 2017. The weighted-averages for key assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2018	2017
Volatility	57.76%	—%
Risk-free interest rate	2.65%	—%
Expected life in years	6.24	—
Dividend yield rate	—%	—%
A summary of stock option activity under the Plan for the year ended December 31, 2018, is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Per Share	Terms (Years)	(in thousands)
Outstanding, December 31, 2017	—	$—	—	$—
Granted	3,840,724	11.68	9.33	8,632
Exercised	—	—	—	—
Cancelled/forfeited	(582,923)	9.98	9.02	(1,513)
Outstanding, December 31, 2018	3,257,801	$11.99	9.26	$7,119
Exercisable, December 31, 2018	—	$—	—	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s common stock for those awards that have an exercise price below the estimated fair value at December 31, 2018.
During the year ended December 31, 2018, the Company recorded expense of $4.1 million related to stock options. As of December 31, 2018, there was $18.9 million of total unrecognized compensation cost, net of actual forfeitures, related to stock option based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years.
A summary of the status of the Company’s nonvested options as of and changes during the year ended December 31, 2018, are presented below:

		Weighted-Average
	Stock	Grant Date
	Options	Fair Value
Outstanding, December 31, 2017	—	$—
Granted	3,840,724	11.68
Cancelled/forfeited	(582,923)	9.98
Outstanding, December 31, 2018	3,257,801	$11.99

Evolus, Inc.
Notes to Financial Statements

A summary of restricted stock unit activity under the Plan for the year ended December 31, 2018, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding, December 31, 2017	—	$—
Granted	321,516	14.38
Vested	(34,602)	9.98
Forfeited	(15,510)	9.98
Outstanding, December 31, 2018	271,404	$15.19
During the year ended December 31, 2018, the Company recorded expense of $1.3 million related to restricted stock units. As of December 31, 2018, there was $2.8 million of total unrecognized compensation cost, net of actual forfeitures, related to stock option based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes stock-based compensation expense (in thousands) amounts recorded in the accompanying statements of operations and comprehensive loss pursuant to the Plan in 2018 and allocated to Evolus by ALPHAEON in 2017:

	Year Ended December 31,
	2018	2017
General and administrative	$5,570	$551
Research and development	1,401	35
	$6,971	$586
Separation of Service with the Former President and Chief Executive Officer
In May 2018, the Company entered into a separation agreement (the “Separation Agreement”) with its then President and Chief Executive Officer, Murthy Simhambhatla, Ph.D. Pursuant to the Separation Agreement, the Company modified previously granted stock options resulting in an incremental vesting of 100,424 stock options and related stock-based compensation expense of $0.5 million. As part of the Separation Agreement, the Company issued 34,602 shares of common stock net of tax withholding for vested restricted stock units. An additional 50,112 shares of common stock were immediately vested and will be issued in February 2020. Stock-based compensation expense relating to the issuance of common stock and accelerated vesting was approximately $1.0 million. The aforementioned non-cash charges are reflected in general and administrative on the statements of operations and comprehensive loss for the year ended December 31, 2018.

Evolus, Inc.
Notes to Financial Statements

Note 10. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017
Net loss	$(46,867)	$(4,480)
Net loss per share, basic and diluted	$(1.92)	$(0.27)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	24,402,368	16,527,000
The Company incurred a net loss for the year ended December 31, 2018 and 2017, and, accordingly, the Company did not include the following dilutive common equivalent shares:

	Year Ended December 31,
	2018	2017
Common stock options	3,257,801	—
Unvested restricted stock units	221,292	—
	3,479,093	—
Note 11. Subsequent Events
On February 1, 2019, the FDA granted approval of the Company’s BLA for the Product. In February 2019, pursuant to the Amended Purchase Agreement, the Company paid a $9.2 million milestone payment to the Evolus Founders and one-time bonuses of $1.6 million to certain former and current employees, including a one-time bonus of $0.7 million payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development. In addition, pursuant to the Daewoong Agreement, the Company paid Daewoong a $2.0 million milestone payment in February 2019.
On March 15, 2019, the Company entered into a credit facility of up to $100.0 million with Oxford Finance, LLC (“Oxford”). Pursuant to the credit facility the lender will make term loans available in two advances. The first tranche of $75.0 million was funded on the closing date. The second tranche of $25.0 million may be drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six month basis and no event of default is occurring. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company has agreed to pay interest only on each tranche funded for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if the Company maintains compliance with the specified minimum net sales covenant and meets other conditions during the initial interest-only period, upon the Company’s request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
Upon the earliest to occur of the maturity date, the acceleration of the term loans, or the prepayment of the term loans, the Company will be required to pay to Oxford a final payment of 5.5% of the full principal amount of the term loans funded, or the final payment. The Company may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee is also paid, which shall be equal to 3.0% of the amount prepaid if the prepayment occurs on or prior to March 15, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 15, 2020 and on or prior to March 15, 2021, or 1.0% of the amount prepaid if the prepayment occurs thereafter (the “Prepayment Fee”). If the term loans are accelerated following the occurrence of an event of default, the Company will be required to immediately pay to Oxford an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, the final payment, the Prepayment Fee, and all other obligations that are due and payable, including payment of Oxford’s expenses and interest at the default rate with respect to any past due amounts.
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including its cash.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B.     Other Information.
None.

Evolus, Inc.
Notes to Financial Statements

Item 10.     Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth certain information regarding our current executive officers and directors, including their ages, as of December 31, 2018:

Name	Age	Position(s)
Executive Officers and Director
David Moatazedi	41	President, Chief Executive Officer and Director
Lauren Silvernail	60	Chief Financial Officer and Executive Vice President, Corporate Development
Rui Avelar, M.D.	56	Chief Medical Officer and Head of Research and Development
Michael Jafar	38	Chief Marketing Officer
Non-Employee Directors
Vikram Malik	56	Chairman of the Board of Directors
Simone Blank	55	Director
Bosun Hau	40	Director
Kristine Romine, M.D.	54	Director
Robert Hayman	59	Director
David Gill	64	Director
Executive Officers and Directors
David Moatazedi, has served as our President, Chief Executive Officer and as a member of our board of directors, since May 2018. Prior to that time, Mr. Moatazedi was the Senior Vice President at Allergan, Inc., or Allergan, and division head of the U.S. Medical Aesthetics division, which includes facial aesthetics, plastic surgery, regenerative medicine, body contouring, and skin care products from March 2016 to May 2018. Since March 2017, Mr. Moatazedi has served as a member of the board of directors of Obalon Therapeutics, Inc., a public medical device company focused on developing and commercializing medical devices to treat obese and overweight people by facilitating weight loss. Mr. Moatazedi has worked in various leadership capacities within Allergan since March 2005, including as Vice President, Sales and Marketing of the U.S. Facial Aesthetics division from August 2014 to March 2016 and Vice President, Sales and Market of the U.S. Plastic Surgery division from February 2013 to August 2014. Prior to Allergan, Mr. Moatazedi was a district manager at Novartis Pharmaceuticals for the Dermatology division. Mr. Moatazedi holds an M.B.A. from Pepperdine University and a B.A. from California State University, Long Beach.
Lauren Silvernail, has served as our Chief Financial Officer and Executive Vice President, Corporate Development since May 2018. Prior to that time, Mrs. Silvernail served as the Chief Financial Officer and Chief Business Officer of Revance Therapeutics, Inc., or Revance, a pharmaceutical research and development company, from December 2015 to May 2018 and as Revance's Chief Financial Officer and Executive Vice President, Corporate Development from March 2013 to December 2015. From 2003 to 2012, Mrs. Silvernail was Chief Financial Officer and Vice President of Corporate Development at ISTA Pharmaceuticals, Inc., a pharmaceutical research and development company. From 1995 to 2003, Mrs. Silvernail served in various operating and corporate development positions with Allergan, including Vice President, Business Development. Prior to joining Allergan, Mrs. Silvernail worked at Glenwood Ventures, an investment firm, as a General Partner. She currently serves on the board of directors and the audit and compensation committees of Nicox S.A. Mrs. Silvernail holds a B.A. in Biophysics from the University of California, Berkeley and an M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles.
Rui Avelar, M.D., has served as our Chief Medical Officer since January 2014 and was appointed our Head of Research and Development in August 2018. From January 2014 to February 2018, Dr. Avelar also served as the Chief Medical Officer of ALPHAEON. From March 2011 to December 2013, he served as Chief Medical Officer of Allergan Medical, where he was responsible for clinical development, clinical operations, safety, medical writing, biostatistics and regulatory matters. Dr. Avelar holds a M.D. from the University of Toronto and has received training accreditation in Sports Medicine from the Canadian Academy of Sports Medicine.

Michael Jafar, has served as our Chief Marketing Officer since June 2018.  From April 2017 to June 2018, he served as Vice President, Medical Aesthetics at Allergan. Mr. Jafar has worked in various leadership capacities within Allergan since March 2003, including as Associate Vice President, Strategic Marketing and Communications of the Medical Aesthetics division from May 2015 to April 2017 and roles as Senior Director of Marketing for aesthetic products such as SkinMedica, Latisse and Juvederm from October 2011 to May 2015. Mr. Jafar holds an M.B.A. from the University of Southern California and a B.B.A. from the University of San Diego.
Non-Employee Directors
Vikram Malik, has served as a member and the Chairman of our board of directors since January 2018. Mr. Malik has served as a member of ALPHAEON’s board of directors since April 2014. Since May 2013, Mr. Malik has served as the Managing Partner of SCH. From August 2011 to May 2013, Mr. Malik served as Vice Chairman, Investment Banking for Deutsche Bank Securities, Inc. From November 2010 to August 2011, Mr. Malik served as a Managing Director in the Healthcare Corporate and Investment Banking Group of Merrill Lynch, Pierce, Fenner & Smith Incorporated. From June 2000 to November 2010, Mr. Malik served as the Managing Director of Banc of America Securities, LLC. Mr. Malik received a B.A. in Economics from Delhi University and an M.B.A. from Boston University Graduate School of Management. We believe Mr. Malik’s extensive experience in the investment banking and financial services industry, as well as his role at SCH, qualifies him to serve on our board of directors.
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
Kristine Romine, M.D., has served as a member of our board of directors since January 2018. From April 2017 to February 2018, Dr. Romine served as a member of ALPHAEON’s board of directors. In July 2003, Dr. Romine founded and has since served as the Chief Executive Officer of Camelback Dermatology & Skin Surgery in Phoenix, Arizona. Dr. Romine holds a B.S. in Biology from the University of Arizona and an M.D. from the Medical College of Wisconsin. We believe Dr. Romine’s extensive experience in the dermatology industry qualifies her to serve on our board of directors.
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
David Gill, has served as a member of our board of directors since February 2018. Mr. Gill has served as a member of the board of directors and audit committee chairman of Strata Skin Sciences since June 2018 and Y-mAbs Therapeutics, Inc.

since December 2017. Mr. Gill has served as a member of the board of directors and audit committee chairman of Histogenics Corporation since 2015. Since 2012, Mr. Gill has also served as a member of the board of directors and audit committee chairman of Melinta Therapeutics (formerly known as Cempra, Inc.). From May to November 2015, Mr. Gill served as the President and Chief Financial Officer of EndoChoice, Inc., a medical device company focused on gastrointestinal disease. Mr. Gill joined EndoChoice, Inc. as Chief Financial Officer in August 2014 and was subsequently appointed President in 2015. From February 2011 to August 2013, he served as the Chief Financial Officer of INC Research, now known as Syneos Health, a clinical research organization. Mr. Gill holds a B.S. in Accounting from Wake Forest University and an M.B.A. from Emory University, and is a certified public accountant (inactive). We believe that Mr. Gill’s extensive experience as an executive in the life sciences industry and his prior service as a senior-level executive in mature life sciences companies qualifies him to serve on our board of directors.
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
Our certificate of incorporation divides our board of directors into three classes, with staggered three-year terms, as follows:

•	Class I, which consists of David Gill and Robert Hayman, whose terms will expire at our annual meeting of stockholders to be held in 2019;

•	Class II, which consists of Simone Blank and Bosun Hau, and whose terms will expire at our annual meeting of stockholders to be held in 2020; and

•	Class III, which consists of David Moatazedi, Vikram Malik and Kristine Romine, M.D., whose terms will expire at our annual meeting of stockholders to be held in 2021.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during fiscal year 2018, all of our officers, directors and beneficial owners of more than 10% of our common stock have complied with all applicable Section 16(a) filing requirements, except that one late Form 4 was filed for Kristine Romine, M.D. due to an administrative error.

Item 11.     Executive Compensation.
Our named executive officers for the year ended December 31, 2018 are:

•	David Moatazedi, our President and Chief Executive Officer;

•	Murthy Simhambhatla Ph.D., our former President and Chief Executive Officer;

•	Lauren Silvernail, our Chief Financial Officer and Executive Vice President, Corporate Development; and

•	Michael Jafar, our Chief Marketing Officer.
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
Summary Compensation Table
The following table sets forth total compensation paid to our named executive officers for the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary		Bonus(1)		Stock Awards(2)	Option Awards(2)	All Other Compensation		Total
David Moatazedi	2018	$361,731	(3)	$436,644	(4)	$—	$4,995,803	$—		$5,794,178
President and Chief Executive Officer	2017	$—		$—		$—	$—	$—		$—
Murthy Simhambhatla	2018	$251,923	(5)	$—		$1,202,688	$4,916,369	$464,304	(6)	$6,835,284
Former President and Chief Executive Officer	2017	$500,000		$—		$—	$—	$—		$500,000
Lauren Silvernail	2018	$253,365	(7)	$101,068		$673,200	$2,604,260	$25,000	(8)	$3,656,893
Chief Financial Officer and Executive Vice President, Corporate Development	2017	$—		$—		$—	$—	$—		$—
Michael Jafar	2018	$187,096	(9)	$324,482	(10)	$1,416,000	$1,976,580	$25,000	(8)	$3,929,158
Chief Marketing Officer	2017	$—		$—		$—	$—	$—		$—
_____________
(1) Reflects bonuses earned by Messrs. Moatazedi and Jafar and Ms. Silvernail with respect to achievements during the fiscal year ended December 31, 2018, which were paid in February 2019. Each of the bonuses paid is based on 100% achievement of key performance indicators applicable to the respective named executive officers, as determined by our board of directors.
(2) Represents the aggregate grant date fair value of stock and option awards granted during 2018, computed in accordance with FASB ASC Topic 718. See Note 9, Stockholders’ Equity (Deficit) to our financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions we made in determining the grant date fair value of our stock and option awards.

(3)
Pursuant to the Moatazedi employment agreement, which is defined below, Mr. Moatazedi is entitled to an annualized base salary of $550,000. Mr. Moatazedi was appointed our President and Chief Executive Officer in May 2018. As a result, we paid Mr. Moatazedi a base salary of $361,731 for the fiscal year ended December 31, 2018, which represents his prorated base salary from May 2018 to December 2018.

(4)	As consideration for entering into the Moatazedi employment agreement, Mr. Moatazedi received a $75,000 signing bonus in May 2018.

(5) Mr. Simhambhatla’s employment ended with us in May 2018. The 2018 salary reported reflects the pro rata portion of Mr. Simhambhatla’s annual salary of $500,000 from January 1, 2018 through the end of his employment.

(6)
Represents amounts paid pursuant to the Separation Agreement, as defined below, as a result of which Mr. Simhambhatla received (i) continuation of base salary through December 31, 2018, and (ii) a lump sum cash payment of $193,151 (representing a prorated portion of Mr. Simhambhalta’s 2018 annual cash bonus). The terms of the Separation Agreement are described in more detail below under “-Potential Payments upon Termination or Change in Control.”

(7) Pursuant to the Silvernail employment agreement, which is defined below, Mrs. Silvernail is entitled to an annualized base salary of $425,000. Mrs. Silvernail was appointed our Chief Financial Officer and Executive Vice President, Corporate Development in May 2018. As a result, we paid Mrs. Silvernail a base salary of $253,365 for the fiscal year ended December 31, 2018, which represents her prorated base salary from May 2018 to December 2018.
(8) Reflects a one-time payment of $25,000 for relocation expenses.
(9) Pursuant to the Jafar employment agreement, which is defined below, Mr. Jafar is entitled to an annualized base salary of $345,000. Mr. Jafar was appointed our Chief Marketing Officer in June 2018. As a result, we paid Mr. Jafar a base salary of $187,096 for the fiscal year ended December 31, 2018, which represents his prorated base salary from June 2018 to December 2018.
(10) As consideration for entering into the Jafar employment agreement, Mr. Jafar received a $250,000 signing bonus paid in July 2018.
Annual Base Salary
The annual base salaries of our named executive officers will generally be determined and approved at the beginning of each year, or, if later, in connection with the commencement of employment of the executive, by our board of directors or our compensation committee. The table below sets forth the base salary for each of our executive officers for 2018.

Name	2018 Base Salary
David Moatazedi	$550,000
Lauren Silvernail	$425,000
Michael Jafar	$345,000
Bonus Compensation
Each of our named executive officers serving at the end of 2018 was eligible to receive a discretionary annual bonus equal to a percentage of his or her salary (100% for Mr. Moatazedi, 40% for Ms. Silvernail and 40% for Mr. Jafar) based on the achievement of key performance indicators determined by our board of directors. In May 2018, we paid a signing bonus of $75,000 to Mr. Moatazedi and a signing bonus of $250,000 to Mr. Jafar.
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
Agreements with Our Named Executive Officers
Below is a description of our employment agreements with Mr. Moatazedi, Mrs. Silvernail and Mr. Jafar. As of the date hereof, each of our named executive officers’ employment is “at will” and may be terminated at any time, subject to the severance benefits to which our named executive officers may be eligible for as further described below. Prior to his separation, we were also party to an employment agreement with Mr. Simhambhalta, which we previously filed as an exhibit to the Registration Statement in connection with our initial public offering. Mr. Simhambhalta’s employment agreement was superseded in its entirety by the terms of the Separation Agreement between Mr. Simhambhalta and us, as described below under “—Potential Payments upon Termination or Change in Control.” The terms of the Separation Agreement inform the compensation reflected in the compensation tables set forth in this section.
Employment Agreement with Mr. Moatazedi
We entered into an employment agreement with Mr. Moatazedi in May 2018, or the Moatazedi employment agreement, under which Mr. Moatazedi serves as our President and Chief Executive Officer. The Moatazedi employment agreement provides that Mr. Moatazedi is an at-will employee, sets forth his initial annual base salary of $550,000, and his eligibility to participate in our employee benefit plans and programs, as in effect from time to time. Mr. Moatazedi also received a signing bonus of $75,000 as consideration for entering into the Moatazedi employment agreement.
Under the Moatazedi employment agreement, Mr. Moatazedi is entitled to participate in our annual discretionary incentive plan, under which Mr. Moatazedi may receive an annual incentive bonus of up to 100% of his annual base salary, subject to achievement of key performance indicators, as determined by our board of directors in consultation with Mr. Moatazedi.
The Moatazedi employment agreement further grants Mr. Moatazedi an option to purchase 1,182,019 shares of our common stock in accordance with the terms of the 2017 plan. The shares subject to the option will vest over a period of four years, with 1/4th of the shares subject to the option vesting annually on the anniversary of May 6, 2018, provided Mr. Moatazedi remains in continuous service on each vesting date, subject to accelerated vesting in certain events, including certain terminations of Mr. Moatazedi or upon certain changes of control of our company. Subject to certain conditions, the option will have an exercise price per share equal to $7.28, the last reported sale price of our common stock on the Nasdaq Global Market on May 4, 2018.
Further, under the Moatazedi employment agreement, if we terminate Mr. Moatazedi’s employment without “cause” (as defined in the Moatazedi employment agreement), or if Mr. Moatazedi resigns from his employment for “good reason” (as defined in the Moatazedi employment agreement), Mr. Moatazedi will be entitled to a cash severance payment in an amount equal to twelve months of base salary plus his pro-rata share of his annual bonus for the year in which the termination occurred, and accelerated vesting on a portion of his outstanding equity awards (or, if such termination occurs in connection with or following a “change in control” (as defined in the 2017 plan), all outstanding equity awards). All severance payments and benefits are conditioned upon the execution by Mr. Moatazedi of a general release of claims in favor of our company.
Employment Agreement with Mrs. Silvernail
We entered into an employment agreement with Mrs. Silvernail in May 2018, or the Silvernail employment agreement, under which Mrs. Silvernail serves as our Chief Financial Officer and Executive Vice President, Corporate Development. The Silvernail employment agreement provides that Mrs. Silvernail is an at-will employee, sets forth her initial annual base salary of $425,000, and her eligibility to participate in our employee benefit plans and programs, as in effect from time to time. Mrs. Silvernail also received a one-time payment of $25,000 for relocation expenses.
Under the Silvernail employment agreement, Mrs. Silvernail is entitled to participate in our annual discretionary incentive plan, under which Mrs. Silvernail may receive an annual incentive bonus of up to 40% of her annual base salary, subject to achievement of key performance indicators, as determined by our board of directors.
The Silvernail employment agreement further grants Mrs. Silvernail an option to purchase 200,000 shares of our common stock in accordance with the terms of the 2017 plan. The shares subject to the option will vest over a period of four years, with 1/4th of the shares subject to the option vesting annually on the anniversary of May 25, 2018, provided Mrs. Silvernail remains in continuous service on each vesting date, subject to accelerated vesting in certain events, including certain terminations of Mrs. Silvernail or upon certain changes of control of our company. Subject to certain conditions, the option will have an exercise price per share equal to $22.44, the last reported sale price of our common stock on the Nasdaq Global Market on May 25, 2018.
Mrs. Silvernail was also granted 30,000 restricted stock units in accordance with the 2017 plan. The restricted stock units will vest over a period of four years, with 1/4th of the shares subject to the award vesting annually on the anniversary of May 29, 2018, provided Mrs. Silvernail remains in continuous service on each vesting date, subject to accelerated vesting in certain events, including certain terminations of Mrs. Silvernail or upon certain changes of control of our company. Each restricted stock unit represents a contingent right to receive one share of our common stock.
Further, subject to certain exceptions, under the Silvernail employment agreement, if we terminate Mrs. Silvernail’s employment without “cause” (as defined in the Silvernail employment agreement), or if Mrs. Silvernail resigns from her employment for “good reason” (as defined in the Silvernail employment agreement), Mrs. Silvernail will be entitled to a cash severance payment in an amount equal to six months of base salary plus her pro-rata share of her annual bonus for the year in which the termination occurred, and accelerated vesting on a portion of her outstanding equity awards. If such termination or resignation occurs within 12 months after a “change in control” (as defined in the 2017 plan) then Mrs. Silvernail will be entitled to a cash severance payment in an amount equal to 12 months of base salary plus her pro-rata share of her annual bonus for the year in which the termination occurs, and accelerated vesting on all outstanding equity awards. All severance payments and benefits are conditioned upon the execution by Mrs. Silvernail of a general release of claims in favor of our company.
Employment Agreement with Mr. Jafar
We entered into an employment agreement with Mr. Jafar in June 2018, or the Jafar employment agreement, under which Mr. Jafar serves as our Chief Marketing Officer. The Jafar employment agreement provides that Mr. Jafar is an at-will employee, sets forth his initial annual base salary of $345,000, and his eligibility to participate in our employee benefit plans and programs, as in effect from time to time. Mr. Jafar received a signing bonus of $250,000 as consideration for entering into the Jafar employment agreement. Mr. Jafar also received a one-time payment of $25,000 for relocation expenses.
Under the Jafar employment agreement, Mr. Jafar is entitled to participate in our annual discretionary incentive plan, under which Mr. Jafar may receive an annual incentive bonus of up to 40% of his annual base salary, subject to achievement of key performance indicators, as determined by our board of directors.
The Jafar employment agreement further grants Mr. Jafar an option to purchase 120,000 shares of our common stock in accordance with the terms of the 2017 plan. The shares subject to the option will vest over a period of four years, with 1/4th of the shares subject to the option vesting annually on the anniversary of June 18, 2018, provided Mr. Jafar remains in continuous service on each vesting date, subject to accelerated vesting in certain events, including certain terminations of Mr. Jafar or upon certain changes of control of our company. Subject to certain conditions, the option will have an exercise price per share equal to $28.32, the last reported sale price of our common stock on the Nasdaq Global Market on June 15, 2018.
Mr. Jafar was also granted 50,000 restricted stock units in accordance with the 2017 plan. The restricted stock units will vest over a period of four years, with 1/4th of the shares subject to the award vesting annually on the anniversary of June 18, 2018, provided Mr. Jafar remains in continuous service on each vesting date, subject to accelerated vesting in certain events, including certain terminations of Mr. Jafar or upon certain changes of control of our company. Each restricted stock unit represents a contingent right to receive one share of our common stock.
Further, subject to certain exceptions, under the Jafar employment agreement, if we terminate Mr. Jafar’s employment without “cause” (as defined in the Jafar employment agreement), or if Mr. Jafar resigns from his employment for “good reason” (as defined in the Jafar employment agreement), Mr. Jafar will be entitled to a cash severance payment in an amount equal to six months of base salary plus his pro-rata share of his annual bonus for the year in which the termination occurred. If such termination or resignation occurs within 12 months after a “change in control” (as defined in the 2017 plan) then Mr. Jafar will be entitled to a cash severance payment in an amount equal to 12 months of base salary plus his pro-rata share of his annual bonus for the year in which the termination occurs, and accelerated vesting on all outstanding equity awards. All severance payments and benefits are conditioned upon the execution by Mr. Jafar of a general release of claims in favor of our company.
Potential Payments upon Termination or Change in Control
Our named executive officers will be entitled to receive certain payments and benefits upon termination of their respective employment with our company, as described above under the section entitled “—Agreements with Our Named Executive Officers.”
On May 5, 2018, Mr. Simhambhalta notified us of his resignation as President and Chief Executive Officer, and as a member of our board of directors, effective as of May 6, 2018. In connection with Mr. Simhambhalta’s resignation, we entered into a General Release of Claims Agreement with Mr. Simhambhalta on May 10, 2018, or the Separation Agreement, setting forth the terms of Mr. Simhambhalta’s separation, which occurred on May 21, 2018, or the Separation Date. Pursuant to the terms of the Separation Agreement, in satisfaction of any and all obligations under his employment agreement, Mr. Simhambhalta will receive the following severance payments: (i) 12 months of base salary, which will be paid periodically pursuant our regularly scheduled pay periods and subject to customary payroll deductions, (ii) a lump sum cash payment of $193,151 (representing a prorated portion of Mr. Simhambhalta’s 2018 annual cash bonus), which we paid to Mr. Simhambhalta on the Separation Date, subject to customary payroll deductions, (iii) the continuation of health benefits through the end of the 12-month anniversary of the Separation Date, and (iv) reimbursement of any business expenses submitted in accordance with our expense reimbursement policy.
In addition, the stock options previously awarded to Mr. Simhambhalta remained outstanding on the Separation Date and will continue to become exercisable as though Mr. Simhambhatla remained in service for 12 months after the Separation Date. All vested stock options held by Mr. Simhambhatla will be exercisable at any time prior to February 6, 2020. Further, the earning and payment of the restricted stock units previously awarded to Mr. Simhambhalta will continue in accordance with the schedule in his award agreement as though he had remained in service.
Outstanding Equity Awards at 2018 Fiscal Year-End
The following table summarizes, for each of our named executive officers, the number of outstanding equity awards held on December 31, 2018.

	Option Awards(1)						Stock Awards(5)
			Number of Securities Underlying Unexercised Options				Number of shares of stock that have vested (#)	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)
Name	Grant Date	Vesting Commencement Date	Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
David Moatazedi	5/6/2018	5/6/2018	—	1,182,019(2)	7.28	5/6/2028	—	—	$—
President and Chief Executive Officer
Lauren Silvernail	5/29/2018	5/29/2018	—	200,000(3)	22.44	5/29/2028	—	30,000(3)	$357,000
Chief Financial Officer and Executive Vice President, Corporate Development
Michael Jafar	6/18/2018	6/18/2018	—	120,000(4)	28.32	6/18/2028	—	50,000(4)	$595,000
Chief Marketing Officer
(1) All of the equity awards set forth above have been granted under the 2017 plan. The terms of the 2017 plan are described below under “—Equity Compensation Plan.”
(2) One-fourth of the shares subject to the option will vest annually on the first four anniversaries of May 6, 2018, subject to continuous service through each vesting date.
(3) One-fourth of the shares subject to the award will vest annually on the first four anniversaries of May 29, 2018, subject to continuous service through each vesting date.
(4) One-fourth of the shares subject to the award will vest annually on the first four anniversaries of June 18, 2018, subject to continuous service through each vesting date.
(5) Reflects restricted stock units, each of which represents a contingent right to receive one share of our common stock.

Perquisites and Health and Welfare Benefits
Our named executive officers are eligible to receive employee benefits, including medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as all of our other employees.
Other than one-time payments of $25,000 to each of Mrs. Silvernail and Mr. Jafar for relocation expenses, we do not provide perquisites or personal benefits to our named executive officers. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.
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
(1)If awards are not assumed, converted or replaced by the resulting entity in the change in control, then those awards will become fully exercisable and all restrictions on the awards will lapse, except for performance awards, for which the target payout opportunities attainable will be deemed to have been fully earned as of the change in control based upon the greater of (a) an assumed achievement of all relevant performance goals at the “target” level or (b) the actual level of achievement of all relevant performance goals against target as of our fiscal quarter end preceding the change in control.
(2)If awards are assumed, converted or replaced by the resulting entity in the change in control, if, within 24 months after the change in control, the grantee is involuntarily terminated, then the grantee’s awards will become fully exercisable and all restrictions on the awards will lapse, except for performance awards, for which the target payout opportunities attainable will be deemed to have been fully earned as of the involuntary termination based upon the greater of (a) an assumed achievement of all relevant performance goals at the “target” level, or (b) the actual level of achievement of all relevant performance goals against target as of our fiscal quarter end preceding the change in control.
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

Director Compensation
The table below summarizes the compensation paid by us to our directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)(2)	Total ($)
Simone Blank	$44,167	$110,318	$154,485
David Gill	$46,375	$102,032	$148,407
Bosun Hau	$44,167	$110,318	$154,485
Robert Hayman	$39,750	$110,318	$150,068
Vikram Malik	$48,583	$110,318	$158,901
David Moatazedi(3)	$—	$—	$—
Kristine Romine, M.D.	$39,750	$110,318	$150,068
(1)    Represents the aggregate grant date fair value of option awards granted during 2018, computed in accordance with FASB ASC Topic 718. See footnotes to our financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the assumptions we made in determining the grant date fair value of our option awards.
(2)    The options reflected in the above table constitute the aggregate number of stock awards and stock options outstanding for each nonemployee director at the end of 2018.
(3)    Mr. Moatazedi does not receive additional compensation for services rendered as a director on our board of directors.
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

Item 12.     Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding beneficial ownership of our capital stock, as of February 28, 2019, by:

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
The percentage of beneficial ownership in the table below is based on 27,274,991 shares of common stock deemed to be outstanding as of February 28, 2019.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Evolus, Inc., 520 Newport Center Drive, Suite 1200, Newport Beach, California 92660.

Name and address of beneficial owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Officers and Directors
David Moatazedi	—	—%
Lauren Silvernail	—	—%
Murthy Simhambhatla, Ph.D.(1)	206,758	*
Michael Jafar	13,000	*
Vikram Malik(2)	29,579	*
Simone Blank(2)(3)	308,203	1.1%
Bosun Hau(2)	23,219	*
Kristine Romine, M.D.(2)(4)	54,886	*
Robert Hayman(2)	13,179	*
David Gill(5)	17,973	*
All executive officers and directors as a group (11 persons)	716,722	2.6%
Greater than 5% Holders
ALPHAEON Corporation(6)	15,268,987	56.0%
Wellington Management Group LLP(7)	1,523,292	5.6%
_____________
* Less than 1%
(1)Includes options to purchase 172,156 shares of common stock exercisable within 60 days of February 28, 2019.
(2)Includes options to purchase 13,179 shares of common stock exercisable within 60 days of February 28, 2019.

(3)
Includes 295,024 shares of common stock held by Dental Innovations BVBA (“DI”). As a shareholder of DI, Ms. Blank may be deemed to share voting and dispositive power over the shares of DI. Ms. Blank disclaims beneficial ownership of the reported securities except to the extent of her pecuniary interest therein.

(4)	Includes 1,360 shares of common stock held by Ms. Romine’s son who shares the same household.

(5)	Includes options to purchase 14,973 shares of common stock exercisable within 60 days of February 28, 2019.

(6)
The address of ALPHAEON is 4040 MacArthur Blvd., Suite 210, Newport Beach, California 92660. ALPHAEON’s voting and investment decisions are made by its board of directors which, as of the date of this Annual Report on Form 10-K, consists of Simone Blank, Jost Fischer, Juliet Tammenoms Bakker, Bosun Hau, Robert Grant, Vikram Malik and Richard Taketa. These members of ALPHAEON’s board of directors may be deemed to share voting, investment or dispositive power over the shares held by ALPHAEON.

(7)
The ownership information disclosed above is based solely on the Schedule 13G report that Wellington Management Group LLP filed with the SEC on February 12, 2019 in its capacity as an investment adviser. According to the Schedule 13G report, Wellington Management Group LLP has shared voting power over 1,416,141 shares covered by the report and shared dispositive power over 1,523,292 shares covered by the report.

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
Securities Authorized for Issuance under Equity Compensation Plan
As of December 31, 2018, we had one equity compensation plan, our 2017 plan, which was approved by our board of directors and our then-sole stockholder on November 21, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,257,801	$11.99	5,452,291
Equity compensation plans not approved by security holders	—	—	—

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
Relationship with ALPHAEON Corporation
Prior to the completion of our initial public offering in February 2018, we were a wholly-owned subsidiary of ALPHAEON and an indirectly owned subsidiary, through ALPHAEON, of SCH. As of December 31, 2018, ALPHAEON, owns 56.0% of our outstanding shares of common stock, and as a result, ALPHAEON has significant control of our business, including pursuant to the agreements described below.
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
Prior to the exercise of the Evolus contributors’ put option, SCH and ALPHAEON entered into a contribution agreement on March 28, 2014 whereby SCH contributed 90% of the then outstanding shares of our common stock and 90% of the outstanding shares of our Series A preferred stock to ALPHAEON. In exchange, ALPHAEON issued shares of its equity to SCH.
As a result of the exercise of the contributors’ put option, SCH and ALPHAEON entered into a stock purchase agreement. Under the stock purchase agreement, SCH sold and ALPHAEON purchased 10% of the then outstanding shares of our common stock and 10% of the then outstanding shares of our Series A preferred stock. As consideration, ALPHAEON agreed to make certain lump sum and royalty payments to SCH, or the payment obligations, which are ultimately allocable to the Evolus contributors. The payment obligations include (i) a $10.0 million up-front payment upon obtaining FDA approval for Jeuveau™ for the treatment of glabellar lines, (ii) perpetual quarterly royalties of a mid-teen percentage of net sales of Jeuveau™ within the United States and (iii) a high-single digit percentages of net sales of Jeuveau™ outside of the United States. As these future royalty streams were perpetual, ALPHAEON had the right under the stock purchase agreement to terminate any future payments for a one-time lump sum payment to SCH of $145.0 million.
As a result of the transactions contemplated by the foregoing agreements, ALPHAEON held 16,527,000 shares of our common stock and 1,250,000 shares of our Series A preferred stock (or 2,065,875 shares of our common stock on an as-converted basis), representing all of the outstanding shares of our capital stock. In connection with our initial public offering, all of our issued and outstanding shares of Series A preferred stock converted into 2,065,875 shares of our common stock.
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
Under the amended purchase agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for Jeuveau™ for the treatment of glabellar lines, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau™ within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau™ outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 year anniversary of the first commercial sale of Jeuveau™ in the United States. The revised payment obligations set forth in (iii) and (iv) above will terminate for the quarter following the 10 year anniversary of the first commercial sale of Jeuveau™ in the United States. As these revised payment obligations are not perpetual, neither we nor ALPHAEON will have the right to terminate any future payments for a one-time lump sum payment. Under the amended purchase agreement, the estimated value of all revised payment obligations and the promissory note owed to the Evolus contributors was $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note) as of February 12, 2018. In addition, under the amended purchase agreement, we agreed to make one-time bonuses to certain of our employees aggregating approximately $1.6 million pursuant to the respective terms of their offer letters, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., our Chief Medical Officer, which was previously payable out of amounts owed to the contributors under the original stock purchase agreement. On February 1, 2019, the FDA granted approval of our BLA for the Product. In February 2019, we paid the $9.2 million milestone payment to the Evolus Founders and one-time bonuses of $1.6 million to certain former and current employees as described above.
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
In addition, upon a change-of-control of our company, all unpaid principal will become immediately due and payable. Under the terms of the promissory note, a change-of-control is defined as (i) the sale of all or substantially all of our assets, (ii) the exclusive license of Jeuveau™ or the business related to Jeuveau™ to a third-party (other than a sublicense under the Daewoong Agreement), or (iii) any merger, consolidation, or acquisition of our company, except a merger, consolidation, or acquisition of our company in which the holders of capital stock of our company immediately prior to such merger, consolidation, or acquisition hold at least 50% of the voting power of the capital stock of our company or the surviving entity. Notwithstanding the foregoing, the promissory note expressly provides that neither our initial public offering or any merger with or acquisition by ALPHAEON or any of its subsidiaries or affiliates constitutes a change-of-control.
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
Upon completion of our initial public offering, we assumed and agreed to pay the revised payment obligations under the amended purchase agreement. At the closing of our initial public offering, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assumed from ALPHAEON, the estimated value of which, as of February 12, 2018, was $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note).

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
Guaranty of ALPHAEON’s Convertible Notes and Intercreditor Agreement
ALPHAEON was, as of December 31, 2017, the borrower under (i) certain convertible promissory notes issued by ALPHAEON for an aggregate principal amount of approximately $53.0 million, or the convertible promissory notes, and (ii) a certain convertible bridge note issued by ALPHAEON to Longitude for a principal amount of $2.5 million, or the convertible bridge note, collectively, the Notes. Kristine Romine, M.D., a member of our board of directors, DI, and Alpha International Investment Ltd., or Alpha, each hold one or more convertible promissory notes. Simone Blank, a member of our board of directors, is the co-owner of DI. Bosun Hau, a member of our board of directors, is employed by an entity affiliated with Alpha. In April 2017, we agreed to unconditionally guaranty ALPHAEON’s obligations under the Notes and we granted to Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, a first priority lien and security interest in substantially all of our assets pursuant to separate guaranty and security agreements, or the Evolus security agreements. We refer to the ALPHAEON security agreements and the Evolus security agreements collectively as the convertible notes security agreements. In April 2017, we, as guarantor, also entered into an amended and restated intercreditor agreement with ALPHAEON, as borrower, Longitude, as the holder of the convertible bridge note, and DI, as collateral agent for the holders of the convertible promissory notes, or the intercreditor agreement. The intercreditor agreement sets forth certain rights of Longitude and DI in connection with the convertible bridge note, the convertible promissory notes and the collateral pledged pursuant to the convertible notes security agreements. ALPHAEON’s obligations under the Notes are secured by a first priority lien and security interest in substantially all of ALPHAEON’s assets, including all of the shares of our capital stock, granted by ALPHAEON to DI, as collateral agent for the holders of the convertible promissory notes, and Longitude, as the holder of the convertible bridge note, pursuant to separate pledge and security agreements, or the ALPHAEON security agreements. On December 14, 2017, ALPHAEON entered into an amendment to the amended and restated secured convertible note purchase agreement, or the amendment, pursuant to which it issued the convertible promissory notes, in order to permit ALPHAEON to issue an additional $3.3 million of convertible promissory notes.
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
We initially recorded a liability and corresponding deemed distribution to ALPHAEON as a reduction to additional paid-in-capital in equity in April 2017 to reflect the joint and several liability. These amounts were subsequently adjusted to reflect changes in the balance of the Notes obligation. As we and ALPHAEON had not agreed to what portion of this joint and several liability each would pay, we developed a range of amounts that it expected to pay under the Guaranty Agreements and selected the amount from within that range that it determined to be the best estimate, which equaled $138.7 million as of December 31, 2017 (2.5 times the outstanding principal amount of the Notes as of that date), representing the total principal amount due to the Note holders upon redemption of the Notes at maturity.

On December 14, 2017, we and ALPHAEON entered into amendments with the holder of the convertible bridge note, and with the collateral agent for the holders of the convertible promissory notes. Under the terms of the amendment it was agreed that our guaranty of the Notes and the security interest in our assets would terminate effective upon the closing of the IPO.
Subsequent to December 31, 2017, ALPHAEON issued $0.8 million additional convertible promissory notes, including $0.1 million convertible promissory notes to Murthy Simhambhatla, Ph.D., the Company’s former President and Chief Executive Officer and former member of the board of directors. As a result of this additional issuance, the total note obligations under all the Notes increased $2.0 million to $140.7 million (2.5 times the total outstanding principal amount of $56.3 million) immediately before the IPO. Approximately $0.6 million in excess of the then balance of additional paid-in capital was recorded in accumulated deficit.
As provided for within the Amended and Restated Secured Note Purchase Agreement and Guaranty Agreements, in conjunction with its recognition of the joint and several liability, we also recorded a receivable from ALPHAEON, which equals the current balance of the amounts it owed to ALPHAEON under its related party borrowing arrangements. No amounts were paid under this joint and several liability by us in the year ended December 31, 2017. The difference between the amount of the joint and several liability and the related party receivable of $66.1 million in the year ended December 31, 2017, was recorded as a deemed distribution to ALPHAEON, in stockholders’ equity (deficit) to additional paid-in capital in the period the transaction with the related party was made. Approximately $4.3 million in excess of the then additional paid-in capital balance was recorded in accumulated deficit as of December 31, 2017. In January 2018 immediately prior to our IPO, we recorded an increase of $1.1 million in the receivable from ALPHAEON with a corresponding increase in additional paid-in capital. The related party receivable balance increased to $73.7 million immediately prior to the IPO.

As of February 12, 2018, the closing date of our initial public offering, we were released of the $140.7 million note obligation for all guaranty and security obligations under the Guaranty Agreements, and the related party receivable from ALPHAEON of $73.7 million was settled, resulting in a capital contribution of $67.0 million. ALPHAEON’s security interest in Evolus’ assets was also terminated.
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
At any time beginning 180 days after February 7, 2018, ALPHAEON may request that we register for resale all or a portion of its shares of common stock. ALPHAEON may also request that we file an automatic shelf registration statement on Form S-3 that covers the registrable securities requested to be registered, to the extent we are eligible to do so. Depending on certain conditions, and in addition to other exclusions, we may defer a demand registration for up to 90 days in any twelve-month period.
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
Pursuant to the services agreement, ALPHAEON provides us, and we provide ALPHAEON, as the case may be, certain administrative and development support services. For example, we receive from ALPHAEON certain general management, communication, intellectual property, human resources, office and information technology services, and we provide general accounting and legal services to ALPHAEON. In addition, pursuant to the services agreement, in 2018 we subleased from ALPHAEON all or part of its lease for its headquarters encompassing approximately 3,639 square feet of space, as certain of our executive, legal and financial personnel were formerly located at ALPHAEON’s headquarters.
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
We also reimburse ALPHAEON for compensation expenses and amounts due under employment agreements for individuals employed by ALPHAEON who worked full time for us, including J. Christopher Marmo, our former Chief Operating Officer.
Therapeutic Option Letter Agreement
On December 18, 2017, we entered the therapeutic agreement, relating to certain rights to the therapeutic indications of botulinum toxin products under the Daewoong Agreement. Pursuant to the Daewoong Agreement, we received an option to expand the permitted uses of botulinum toxin products to cover all therapeutic uses in the covered territories and Japan, or the therapeutic option. Pursuant to the Daewoong Agreement, we may exercise the therapeutic option for a confidential exercise price, or the therapeutic option fee, upon thirty days’ notice to Daewoong. The therapeutic option expired December 31, 2018.
However, pursuant to the therapeutic agreement, we have agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and we will hold the therapeutic option and the underlying rights in trust for ALPHAEON. We further agreed not to develop or make plans to develop any therapeutic indications for botulinum toxin products. In exchange for and as of the date of the therapeutic agreement, ALPHAEON reduced the related party borrowings owed by us by the amount of $2.5 million. Once exercised, the rights to the therapeutic indications shall be solely in the control of ALPHAEON. As of December 31, 2018, the right to exercise the therapeutic option was exercised by ALPHAEON, which remitted the exercise price directly to Daewoong.
In addition, under the therapeutic agreement, ALPHAEON has the right to negotiate the entry into an agreement with Daewoong for distribution rights for therapeutic indications of botulinum toxin products that are separate and distinct from the Daewoong Agreement, or the ALPHAEON-Daewoong agreement. We have agreed to ALPHAEON and Daewoong’s entry into the ALPHAEON-Daewoong agreement, so long as the terms do not diminish, interfere with or adversely affect our ability to distribute Jeuveau™ for aesthetic indications in the covered territories and Japan under the Daewoong Agreement. We expect these payments to be sufficient to cover all required payments to the Evolus contributors.
Outstanding Payable - Related Party Borrowings
As of December 31, 2018 and December 31, 2017, we owed ALPHAEON $0.0 million and $72.6 million, respectively, representing related party borrowings from ALPHAEON as consideration for certain expenses incurred on our behalf, including research and development expenses, general and administrative support services and development support services.

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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, we entered into an exclusive distribution and supply agreement, or the distribution agreement, with Clarion Medical Technologies Inc., or Clarion. The distribution agreement provides terms pursuant to which we will exclusively supply our product to Clarion in Canada. Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON and SCH, jointly and severally owe the equity holders of Clarion an unwinding fee of $9.6 million, or the unwinding fee. We have agreed that the unwinding fee will be reduced, on a dollar-for-dollar basis, pursuant to the terms of the distribution agreement. The distribution agreement sets forth that a portion of the proceeds received from each unit of product purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the unwinding fee ALPHAEON owes. We are not contractually obligated to pay the unwinding fee to the previous equity holders of Clarion. In the event that the distribution agreement is terminated or if we fail to provide product to Clarion in Canada, ALPHAEON and SCH will remain jointly and severally liable to the previous equity holders of Clarion for the balance of the unwinding fee. In addition, if ALPHAEON or SCH repays the unwinding fee in full at any time, the agreement may be terminated by us or if continued, we will no longer utilize a portion of the proceeds received from the sale of each unit of product to reduce the unwinding fee and will thereafter realize the full proceeds of each sale of a unit of product to Clarion. No portion of any amount of the unwinding fee that is paid through the distribution agreement will reduce our related party borrowings from ALPHAEON.
Under the Distribution Agreement, if the Company did not receive approval from Health Canada to promote and sell the product in Canada prior to October 31, 2018, the Company was obligated to pay liquidated damages to Clarion in the amount of $1.0 million within 30 days of December 31, 2018, which damages would not reduce the Unwinding Fee. In August 2018, the Company received approval from Health Canada to promote and sell the product. As of December 31, 2018, no amounts have been paid towards the Unwinding Fee.
In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the unwinding fee on December 31, 2022, if demanded by the previous equity holders of Clarion.
The distribution agreement will terminate upon the earlier of the fifth anniversary of the approval of our NDS from Health Canada for the product, or at such time the unwinding fee is paid in full. Thereafter, the distribution agreement may be renewed by mutual agreement of the parties. We or Clarion may terminate the distribution agreement if the other party materially breaches without cure for sixty days or becomes insolvent, seeks protection under any bankruptcy proceeding, or such proceeding is instituted against the other party and not dismissed within sixty days.
Employment of David Moatazedi’s Brother-In-Law
Since September 2018, we have employed Mr. Moatazedi’s brother-in-law as a Marketing Manager and Analyst. He receives compensation commensurate with his level of experience and other employees having similar responsibilities. His offer letter provides for a base salary of $130,000 on an annual basis, a bonus of up to 15% of base salary depending on achievement of certain company and individual performance metrics, an option to purchase up to 5,000 shares of common stock on our standard form of Stock Option Agreement as well as participation in our general employee welfare programs. The total salary paid to Mr. Moatazedi’s brother-in-law for 2018 was approximately $39,000. He also receive an option to purchase

5,000 shares of common stock and a bonus for 2018 performance, paid in February 2019 of approximately $5,000. He is not considered an officer under Section 16 of the Exchange Act and does not report directly to Mr. Moatazedi.
Consulting and Services Arrangement with David Moatazedi’s Brother-in-Law
Since 2018, we have engaged in IT consulting firm that is owned by another one of Mr. Moatazedi’s brothers-in-law to provide consulting services, including direct consulting by the brother-in-law, and certain general IT services. The total amount paid to the IT consulting firm in 2018 was approximately $119,000, and the firm will continue to provide services in 2019.
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

Item 14.     Principal Accounting Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2018 and 2017:

	2018		2017
Audit Fees(1)	$855,000		$635,000
Audit-related fees	2,000		—
Total fees	$857,000	—	$635,000
_________________

(1)
Audit Fees consist of the fees for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements, filing of our registration statements, including our Registration Statement on Form S-1 related to our initial public offering and follow-on offering, and accounting consultations for which we have engaged Ernst & Young LLP.

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
(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
2.1†	Contribution Agreement, dated as of October 3, 2013, by and among Strathspey Crown Holdings, LLC, the Registrant, the Shareholders of the Registrant, and J. Christopher Marmo, as the Shareholders’ Representative, as amended on September 22, 2014, November 3, 2015, February 15, 2016 and April 14, 2016.	S-1	333-222478	2.1	1/9/18
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.2	Stockholders’ Agreement, dated as of December 14, 2017, by and among ALPHAEON Corporation, Dental Innovations BVBA, Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	4.2	1/9/18
10.1†	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.1	1/9/18
10.2†	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.2	1/9/18
10.3†	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.3	1/9/18
10.4†	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.4	1/9/18
10.5†	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.5	1/9/18
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18

10.11+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18
10.12	Services Agreement, dated as of January 23, 2018, by and between ALPHAEON Corporation and the Registrant.	S-1/A	333-222478	10.12	1/25/18
10.13	Lease, dated February 5, 2015, by and between J. Carol Duncan and the Registrant.	S-1	333-222478	10.13	1/9/18
10.14	Amended and Restated Intercreditor Agreement, amended and restated as of April 19, 2017, by and among Longitude Venture Partners II, L.P., Dental Innovations BVBA, ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.14	1/9/18
10.15	First Amendment to Amended and Restated Intercreditor Agreement, dated as of December 14, 2017, by and among Longitude Venture Partners II, L.P., Dental Innovations BVBA, ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.15	1/9/18
10.16	Guaranty and Security Agreement, dated as of April 19, 2017, by and between Dental Innovations BVBA and the Registrant.	S-1	333-222478	10.16	1/9/18
10.17	Amendment to Guaranty and Security Agreement, dated as of December 14, 2017, by and between Dental Innovations BVBA and the Registrant.	S-1	333-222478	10.17	1/9/18
10.18	Guaranty and Security Agreement, dated as of April 19, 2017, by and between Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	10.18	1/9/18
10.19	Amendment to Guaranty and Security Agreement, dated as of December 14, 2017, by and between Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	10.19	1/9/18
10.20†	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	S-1	333-222478	10.20	1/9/18
10.21	Tax Indemnity Agreement, dated as of December 14, 2017, by and among the Registrant, J. Christopher Marmo, as the Contributors’ Representative and each of the individuals listed on the signature pages thereto.	S-1	333-222478	10.21	1/9/18
10.22†	Exclusive Distribution and Supply Agreement, dated as of November 30, 2017, by and between Clarion Medical Technologies Inc. and the Registrant.	S-1	333-222478	10.22	1/9/18
10.23†	Therapeutic Option Letter Agreement, dated December 18, 2017, by and between ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.23	1/9/18
10.24	Subordination Agreement, dated as of December 14, 2017, by and among Dental Innovations BVBA, Longitude Venture Partners II, L.P., ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.24	1/9/18
10.25	Subordination Agreement, dated as of December 14, 2017, by and among Dental Innovations BVBA, Longitude Venture Partners II, L.P., ALPHAEON Corporation and SCH-AEON, LLC (formerly known as Strathspey Crown Holdings, LLC), and acknowledged by ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.25	1/9/18
10.26+	Employment Agreement, by and between Murthy Simhambhatla and the Registrant, effective as of February 12, 2018.	S-1/A	333-222478	10.26	1/25/18

10.27+	Separation Agreement and General Release of Claims, dated as of May 10, 2018, by and between Murthy Simhambhatla and the Registrant	S-1	333-226186	10.28	7/16/18
10.28+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.29+	Employment Agreement, dated as of May 29, 2018, by and between Lauren Silvernail and the Registrant.	S-1	333-226186	10.30	7/16/18
10.30+	Employment Agreement, dated as of June 18, 2018, by and between Michael Jafar and the Registrant.	S-1	333-226186	10.31	7/16/18
10.31+	Employment Agreement, dated August 15, 2018, by and between Rui Avelar and the Registrant.					X
10.32+	Separation Agreement and General Release of Claims, dated as of August 28, 2018, by and between J. Christopher Marmo and the Registrant					X
10.33	Sublease, dated as of November 7, 2018, by and between Acacia Research Corporation and the Registrant					X
21.1	List of Subsidiaries.	S-1	333-222478	21.1	1/9/18
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X

_____________

+	Indicates management contract or compensatory plan.
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

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2019.

EVOLUS, INC.

By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
POWER OF ATTORNEY
The undersigned directors and officers of Evolus, Inc. constitute and appoint David Moatazedi and Lauren P. Silvernail, and each of them, as their true and lawful attorneys and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 20, 2019
David Moatazedi

/s/ Lauren P. Silvernail	Chief Financial Officer and Executive Vice President of Corporate Development (Principal Financial and Accounting Officer)	March 20, 2019
Lauren P. Silvernail

/s/ Vikram Malik	Chairman of the Board of Directors	March 20, 2019
Vikram Malik

/s/ Simone Blank	Director	March 20, 2019
Simone Blank

/s/ Bosun Hau	Director	March 20, 2019
Bosun Hau

/s/ Kristine Romine, M.D.	Director	March 20, 2019
Kristine Romine, M.D.

Signature	Title	Date
/s/ Robert Hayman	Director	March 20, 2019
Robert Hayman

/s/ David Gill	Director	March 20, 2019
David Gill