Form 10-Q
period 2019-03-31
Evolus, Inc.
filed 2019-05-01
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38381

_________________________________________________________________
EVOLUS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware		46-1385614
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

520 Newport Center Drive Suite 1200 Newport Beach, California		92660
(Address of Principal Executive Offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of April 26, 2019, 27,333,004 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
EVOLUS™ and Jeuveau™ are two of our trademarks that are used in this Quarterly Report on Form 10-Q. Jeuveau™ is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau™. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$54,367	$93,162
Short-term investments	79,313	—
Inventories	2,578	—
Prepaid expenses and other current assets	2,826	1,177
Total current assets	139,084	94,339
Intangible assets, net	58,782	56,076
Goodwill	21,208	21,208
Operating lease right-of-use assets	810	—
Other assets	1,045	221
Total assets	$220,929	$171,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,863	$1,558
Accrued expenses	6,735	3,718
Operating lease liabilities	802	—
Total current liabilities	9,400	5,276
Operating lease liabilities	29	25
Contingent royalty obligation payable to Evolus Founders, a related party	45,900	50,200
Contingent promissory note payable to Evolus Founders, a related party	17,153	16,904
Long-term debt, net of discounts and issuance costs	72,557	—
Deferred tax liability	533	15,055
Total liabilities	145,572	87,460
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,285,363 and 27,274,991 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	209,365	207,408
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(134,000)	(123,025)
Total stockholders’ equity	75,357	84,384
Total liabilities and stockholders’ equity	$220,929	$171,844
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$2,353	$1,678
General and administrative	17,519	3,467
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	4,913	900
Depreciation and amortization	484	—
Total operating expenses	25,269	6,045
Loss from operations	(25,269)	(6,045)
Other income (expense):
Interest income	389	—
Interest expense	(618)	(107)
Loss before income taxes	(25,498)	(6,152)
Income tax (benefit) expense	(14,523)	10
Net loss	$(10,975)	$(6,162)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(9)	—
Comprehensive loss	$(10,984)	$(6,162)
Net loss per share, basic and diluted	$(0.40)	$(0.30)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	27,330,174	20,226,460
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,250,000	$—	16,527,000	$—	$—	$—	$(75,543)	$(75,543)
Deemed contribution from Parent, increase of related-party receivable	—	—	—	—	1,051	—	—	1,051
Deemed distribution to Parent, increase of convertible note obligation	—	—	—	—	(1,387)	—	(615)	(2,002)
Capital contribution from Parent, convertible note write-off	—	—	—	—	66,998	—	—	66,998
Capital contribution from Parent, forgiveness of related party borrowings	—	—	—	—	13,188	—	—	13,188
Preferred stock conversion upon initial public offering	(1,250,000)	—	2,065,875	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,047,514	1	53,445	—	—	53,446
Stock-based compensation	—	—	—	—	1,006	—	—	1,006
Net loss and comprehensive loss	—	—	—	—	—	—	(6,162)	(6,162)
Balance at March 31, 2018	—	$—	23,640,389	$1	$134,301	$—	$(82,320)	$51,982

Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock in connection with the incentive equity plan	—	—	10,372	—	(58)	—	—	(58)
Stock-based compensation	—	—	—	—	2,015	—	—	2,015
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Balance at March 31, 2019	—	$—	27,285,363	$1	$209,365	$(9)	$(134,000)	$75,357
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(10,975)	$(6,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	484	—
Amortization of discount on short-term investments	(120)	—
Stock-based compensation	1,998	1,006
Amortization of operating lease right-of-use assets	219	—
Amortization of debt discount and issuance costs	281	107
Deferred income taxes	(14,523)	10
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	4,913	900
Changes in assets and liabilities:
Inventories	(2,578)	—
Prepaid expenses and other current assets	(1,649)	(356)
Accounts payable	305	205
Related party accounts payable	—	730
Accrued expenses	2,667	1,361
Operating lease liabilities	(222)	(2)
Net cash used in operating activities	(19,200)	(2,201)
Cash flows from investing activities
Additions to capitalized software	(823)	—
Purchases of short-term investments	(79,202)	—
Net cash used in investing activities	(80,025)	—
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders, a related party	(9,213)	—
Milestone payment for intangible assets	(2,000)	—
Proceeds from issuance of long-term debt, net of discounts	73,906	—
Payments for debt issuance costs	(2,205)	—
Proceeds from initial public offering, net of underwriters fees	—	56,330
Payments for offering costs	—	(686)
Related party borrowings	—	1,127
Payments on related party borrowings	—	(5,000)
Tax withholding paid on behalf of employees for stock-based awards	(58)	—
Net cash provided by financing activities	60,430	51,771
Change in cash and cash equivalents	(38,795)	49,570
Cash and cash equivalents, beginning of period	93,162	—
Cash and cash equivalents, end of period	$54,367	$49,570
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$336	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$238	$—
Non-cash investing and financing information:
Related party receivable	$—	$73,690
Related party borrowings	$—	$(68,767)
Note obligation	$—	$(140,688)
Contingent royalty obligation payable to Evolus Founders, a related party	$—	$39,700
Contingent promissory note payable to Evolus Founders, a related party	$—	$16,042
Capital contribution from Parent, convertible note write-off	$—	$66,998
Capital contribution from Parent, forgiveness of related party borrowings	$—	$13,188
Deferred offering costs	$—	$(2,885)
Deferred offering costs, unpaid	$—	$(74)
Accounts payable, paid by Parent	$—	$(163)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,029	$—
Capitalized software recorded in accounts payable and accrued expenses	$350	$—
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 1.    Organization
Organization and Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. On February 1, 2019, the U.S. Food and Drug Administration (the “FDA”) approved the Company’s first product Jeuveau™ (prabotulinumtoxinA-xvfs) (“Product”). The Product is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company is headquartered in Newport Beach, California.
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
As of March 31, 2019, ALPHAEON, which is majority-owned by SCH-AEON, LLC (“SCH”), owned 56.0% of the Company’s outstanding shares of common stock.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded a net loss and comprehensive loss of $11.0 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company used cash of $19.2 million and $2.2 million in operations during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $54.4 million in cash and cash equivalents, $79.3 million in short-term investments, and an accumulated deficit of $134.0 million.
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

The Company believes that its current capital resources are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt to the extent as allowed under existing debt arrangement, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources

Evolus, Inc.
Notes to Condensed Financial Statements

when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development and sales and marketing programs and other operational goals.

Note 2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and footnotes disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2019 or for any other interim period.
The accompanying unaudited condensed financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 20, 2019.
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
On an ongoing basis, the Company evaluates the most significant estimates, including those related to the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets, inventory valuation, lease liabilities, and royalty obligations, among others. Although the Company bases these estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.
Risk and Uncertainties
The Company received regulatory approval from the FDA and Health Canada to commercialize the Product, however, it has not made any product sales. The Product also requires regulatory approval from the European Medicines Agency (“EMA”) and other similar regulatory authorities prior to commercial sales in the related jurisdictions. The Company submitted a Marketing Authorization Application to the EMA, and it was accepted for review in July 2017. In April 2019, the Committee for Medicinal Products for Human Use (“CHMP”), adopted a positive opinion, recommending marketing authorization for the product. The CHMP recommendation will be reviewed by the European Commission, which has the authority to approve medicines for the European Union. The Product and any future product candidates of the Company may not receive necessary approvals in the jurisdictions where approval is sought. If the Company is denied approval or approval is delayed, it may have a material adverse impact on the Company’s business and its financial statements.
The Company is subject to risks common to early stage companies in the pharmaceutical industry including, but not limited to, dependency on the clinical and commercial success of the Product and any future product candidates, ability to obtain regulatory approval of the Product and any future product candidates in the jurisdictions where approval is sought, the need

Evolus, Inc.
Notes to Condensed Financial Statements

for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.
In 2013, Evolus and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) entered into an agreement (the “Daewoong Agreement”), pursuant to which, the Company has an exclusive distribution license to the Product from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Product is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than the Product) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture the Product. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of the Product.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker. The Company has determined that it operates in a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer who manages operations and reviews the financial information as a single operating segment for purposes of allocating resources and evaluating its financial performance.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities at purchase of three months or less and that can be liquidated without prior notice or penalty. Cash and cash equivalents may include deposits, money market funds, and debt securities.
Short-Term Investments
Short-term investments as of March 31, 2019 consisted of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss in the Company’s condensed statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. To date, the Company has not identified any other than temporary declines in fair value of its short-term investments.
Inventories
As of March 31, 2019, inventories consist of finished goods held for sale and distribution. Inventory valuation reserves are established based on a number of factors including, but not limited to finished goods not meeting product specifications, product obsolescence, or application of the lower of cost (first-in, first-out method) or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.

Evolus, Inc.
Notes to Condensed Financial Statements

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in an orderly transaction between market participants in a principal market on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
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
Intangible Assets
Upon FDA approval of the Product on February 1, 2019, in process research and development (“IPR&D”) related to the Product was evaluated as completed and reclassified to a definite-lived distribution right intangible asset, which is amortized over the period the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the Company concluded it will be amortized on a straight-line basis over the estimated useful life of 20 years.
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying condensed balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life upon placing in service.
The Company reviews long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset

Evolus, Inc.
Notes to Condensed Financial Statements

or asset groups exceeds the fair value (assets to be held and used) or fair value less cost to sell (assets to be disposed of). The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized. There has been no impairment of long-lived assets for any periods presented.
Contingent Royalty Obligation Payable to the Evolus Founders, a Related Party
The Company determines the fair value of the contingent royalty obligation payable to a related party at each reporting period based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the accompanying statements of operations and comprehensive loss and in noncurrent liabilities in the balance sheets.
Contingent Promissory Note Payable to Evolus Founders, a Related Party
On February 12, 2018, the Company recognized a contingent promissory note payable at present value using a discount rate for similar rated debt securities based on an estimated date that the Company believed the contingent promissory note will mature. Accretion related to the contingent promissory note is recorded in interest expense in the statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities in the balance sheets.
Long-Term Debt
The Company recorded borrowings classified as long-term debt in the accompanying condensed balance sheets. Debt discounts and issuance costs have been allocated pro rata between the funded and unfunded portions. Debt issuance costs represent legal, lender, and consulting costs or fees associated with debt financing. Debt discounts and issuance costs related to the outstanding borrowings are presented as a deduction to the debt balance and are accreted to interest expense using the effective interest method.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees, consultants, and members of the Board of Directors based on the fair value at the date of grant.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units (“RSUs”) are based on the fair value on the grant date of the Company’s common stock. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.
The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the balance sheets and in the general and administrative or research and development expenses in the statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP.  The Company recorded a benefit for income taxes of $14.5 million for the three months ended March 31, 2019 and did not record significant tax provision or benefit for the three months ended March 31, 2018.  The Company’s ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of the impact of a valuation allowance on its deferred tax assets.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A valuation allowance is recorded against deferred tax assets, to reduce the net carrying value, when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected

Evolus, Inc.
Notes to Condensed Financial Statements

future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

As of each reporting date, the Company considers evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.  As of December 31, 2018, the deferred tax assets were primarily the result of U.S. net operating loss and tax credit carryforwards, and a valuation allowance of $34.5 million was recorded against the gross deferred tax asset balance. As of March 31, 2019, management determined there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $14.5 million are realizable as a result of future reversals of existing taxable temporary differences associated with the Company’s amortizable distribution right intangible asset which was reclassified from an IPR&D intangible asset upon FDA approval of the Product in February 2019. Therefore, for the three months ended March 31, 2019, the Company released $14.5 million of its valuation allowance.

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
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118, the Company’s accounting for the elements of the Tax Cuts and Jobs Act was complete as of December 31, 2018 and no adjustments were made to the original provisional estimate recorded in 2017.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the three months ended March 31, 2019 and 2018.
Recently Adopted Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the guidance on January 1, 2019, and such adoption did not have a material impact on its financial statements.
In July 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-09, Codification Improvements, which clarifies certain amendments to guidance that may have been incorrectly or inconsistently applied by certain entities and includes Amendments to Subtopic 718-740, Compensation - Stock Compensation - Income Taxes. The guidance in paragraph 718-740-35-2, as amended by the amendments in ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this update clarifies that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined. The Company adopted the guidance on January 1, 2019, and such adoption did not have a material impact on its financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which amends the financial reporting for stock-based payments issued to nonemployees and also expands the scope of ASC 718, Compensation - Stock Compensation, to also include stock-based payments issued to nonemployees for goods and services. The amendment substantially aligns accounting for stock-based

Evolus, Inc.
Notes to Condensed Financial Statements

payments to employees and nonemployees. The Company early adopted the guidance in the quarter ended December 31, 2018. The adoption did not have a material impact on the Company’s financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718), which amends the scope of modification accounting for stock-based payment arrangements. The amendment provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting. The Company adopted this guidance effective January 1, 2018 and this guidance did not have a material impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients permitted under the transition guidance and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance for the quarter ended March 31, 2019 by recording operating lease ROU assets and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying condensed balance sheet, but did not have an impact on the condensed statements of operations and comprehensive loss.
At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding ROU assets upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company records lease liabilities within current or noncurrent liabilities based upon the length of time associated with the lease payments. The operating lease ROU assets includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any, and are recorded as noncurrent assets. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. There are no significant finance leases as of March 31, 2019. Leases with an initial term of 12 months or less are not recorded on the accompanying condensed balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The impact of the adoption of ASC 842 on the accompanying condensed balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of ASC 842	January 1, 2019
Right-of-use assets*
Operating lease right-of-use assets	$—	$1,029	$1,029
Operating lease liabilities
Current	$—	$916	$916
Noncurrent	$—	$138	$138
__________________
* Operating lease right-of-use assets includes deferred rent of $25,000.

Recent Accounting Pronouncements
In November 2018, the FASB issued ASU No. 2018-18, Clarifying the Interaction between Topic 808 and Topic 606, which requires transactions in collaborative arrangements to be accounted for under ASC 606, Revenue from Contracts with Customers, if the counter-party is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The guidance is effective for interim and annual reporting periods during

Evolus, Inc.
Notes to Condensed Financial Statements

the year ending December 31, 2020. Early adoption is permitted, including in any interim period. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements as well as whether to early adopt the new guidance.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The update is effective for the Company beginning January 1, 2020. The standard requires prospective application. Early adoption is permitted. The Company is evaluating the effect of this standard on its financial statements and related disclosures as well as whether to early adopt the new guidance.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments -Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and interim periods within those periods, and early adoption is permitted. This will be effective for the Company during the year ending December 31, 2020. The Company is in the process of determining the effects the adoption will have on its financial Statements and reviewing credit loss models to assess the impact of the adoption of the standard on the financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.
Note 3.    Related Party Transactions
Services with ALPHAEON
Prior to the Company’s IPO, the Company had funded its operations primarily through contributions and related party borrowings from ALPHAEON. For the quarter ended March 31, 2018, $0.4 million was included in Evolus’ general

Evolus, Inc.
Notes to Condensed Financial Statements

and administrative expenses that were generated by transactions with ALPHAEON. After completion of the Company’s IPO on February 12, 2018, ALPHAEON did not incur any administrative or research and development expenses on the Company’s behalf. As of December 31, 2018 and March 31, 2019, there were no related party accounts receivable, payable, or debt with ALPHAEON, respectively.
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
In April 2017, ALPHAEON amended and restated the Purchase Agreement (the “Amended and Restated Secured Note Purchase Agreement”). Concurrently, the Company also executed two substantially similar guaranty and security agreements (the “Guaranty Agreements”), with the holders of the Notes, pursuant to which, the Company jointly and severally agreed to pay the redemption amount of 2.5 times the principal amount of the Notes upon maturity if not paid by ALPHAEON. As a co-obligor to these Notes, the Company applied the accounting guidance provided in ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements.

The Company initially recorded a liability and corresponding deemed distribution to ALPHAEON as a reduction to additional paid-in-capital in equity in April 2017 to reflect the joint and several liability. These amounts were subsequently adjusted to reflect changes in the balance of the Note obligation.
During the first quarter of 2018, ALPHAEON issued $0.8 million additional convertible promissory notes, including $0.1 million convertible promissory notes to Murthy Simhambhatla, Ph.D., the Company’s former President and Chief Executive Officer and former member of the board of directors. As a result of this additional issuance, the total note obligations under all the Notes increased by $2.0 million from $138.7 million as of December 31, 2017 to $140.7 million (2.5 times the total outstanding principal amount of $56.3 million) immediately prior to the IPO. Approximately $0.6 million in excess of the then balance of additional paid-in capital was recorded in accumulated deficit.
As provided for within the Amended and Restated Secured Note Purchase Agreement and Guaranty Agreements, in conjunction with its recognition of the joint and several liability, the Company also recorded a receivable from ALPHAEON, which equaled the current balance of the amounts owed to ALPHAEON under its related party borrowing arrangements. In January 2018 immediately prior to its IPO, the Company recorded an increase of $1.1 million in the receivable from ALPHAEON with a corresponding increase in additional paid-in capital. The related party receivable balance increased to $73.7 million immediately prior to the IPO.
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
Payment Obligations Related to the Acquisition by ALPHAEON
The Company was acquired by SCH-AEON, LLC (“SCH”), in 2013 and subsequently by ALPHAEON by means of a stock purchase agreement (“Stock Purchase Agreement”), pursuant to which ALPHAEON took on certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s initial public offering, the Company assumed all of ALPHAEON’s payment obligations under the acquisition. Refer to the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for details of the acquisition of the Company.

Evolus, Inc.
Notes to Condensed Financial Statements

Under the Amended Stock Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for the Product for the treatment of glabellar lines which was paid in full during the first quarter of 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of the Product within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of the Product outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 years anniversary of the first commercial sale of the Product in the United States. The revised payment obligations set forth in (ii) and (iii) above will terminate in the quarter following the 10 year anniversary of the first commercial sale of the Product in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders of $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note) as of February 12, 2018. See Note 6, Fair Value Measurements and Short-Term Investments for more information about the Company’s accounting thereof. In addition, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations the Company assumed from ALPHAEON, the fair value of which, as of February 12, 2018, was $55.7 million.
Under the Amended Stock Purchase Agreement, Evolus paid one-time bonuses of $1.6 million to certain current and former employees upon FDA approval of the Product in February 2019, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development. The payment is included in research and development expenses in the accompanying condensed statements of operations and comprehensive loss for the three months ended March 31, 2019.
The Company has the right to prepay the promissory note, in whole or in part, at any time and from time to time without penalty. Upon an event of default under the promissory note, all unpaid principal will become immediately due and payable at the option of the holder. An event of default will occur under the terms of the promissory note upon any of the following events: (i) Evolus fails to meet the obligations to make the required payments thereunder, (ii) Evolus makes an assignment for the benefit of creditors, (iii) Evolus commences any bankruptcy proceeding, or (iv) Evolus materially breaches the Amended Stock Purchase Agreement or Tax Indemnity Agreement (which is defined below) and such breach is not cured within 30 days.
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
In connection with the Amended Stock Purchase Agreement, Evolus entered into a tax indemnity agreement with the Evolus Founders (“Tax Indemnity Agreement”) pursuant to which, effective upon Evolus’ assumption of the revised payment obligations under the Amended Stock Purchase Agreement, which occurred upon the completion of the IPO, Evolus was obligated to indemnify the Evolus Founders for any tax liability resulting from such assignment of the revised payment obligations from ALPHAEON to Evolus. Under the Amended Stock Purchase Agreement, the payment obligations are contingent and are thus eligible for installment sale reporting under Section 453 of the Internal Revenue Code of 1986, as amended. The entry into the Amended Stock Purchase Agreement would cause the Evolus Founders to be treated for U.S. federal income tax purposes as receiving a distribution from SCH of the right to receive the contingent payments in a transaction in which no gain or loss is recognized such that the Evolus Founders may continue installment sale reporting with respect to the revised payment obligations to the same extent that installment sale reporting was available to SCH with respect to the original payment obligations prior to the execution of the Amended Stock Purchase Agreement. Under the Tax Indemnity Agreement, Evolus was obligated to indemnify the Evolus Founders for any taxes or penalties required to be paid by the Evolus Founders in the event the U.S. Internal Revenue Service or other taxing authority were to determine that Evolus’ assumption of the revised payment obligations under the Amended Stock Purchase Agreement rendered continued installment sale reporting unavailable to the Evolus Founders. Any taxes or penalties paid by us on behalf of the Evolus Founders under the Tax Indemnity Agreement will be offset dollar-for-dollar against the promissory note and future royalties that will be payable to the Evolus Founders under the Amended Stock Purchase Agreement.

Evolus, Inc.
Notes to Condensed Financial Statements

Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the “Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply the Product to Clarion in Canada.  Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON owes the equity holders of Clarion an unwinding fee of $9.6 million (the “Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of the Product purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee ALPHAEON owes. In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification (in thousands):

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$58,076	$(484)	$57,592
Capitalized software	2	1,190	—	1,190
Intangible assets, net		59,266	(484)	58,782
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of March 31, 2019		$80,474	$(484)	$79,990

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
IPR&D**	*	$56,076	$—	$56,076
Goodwill	*	21,208	—	21,208
Total as of December 31, 2018		$77,284	$—	$77,284
________________________
* Intangible assets with indefinite lives have an indeterminable average life.
** IPR&D is presented as “intangible asset, net” in the accompanying condensed balance sheets.

Evolus, Inc.
Notes to Condensed Financial Statements

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2019 that are subject to amortization:

Fiscal year	(in thousands)
Remaining in 2019	$2,178
2020	2,904
2021	2,904
2022	2,904
2023	2,904
Thereafter	43,798
$57,592
In connection with the acquisition of the Company by SCH in 2013, the Company recorded goodwill of $21.2 million and IPR&D of $56.1 million. The IPR&D recognized represents the license and associated distribution right to develop the Product, the initial term of which will expire in September 2023 and which will be automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. Additionally, pursuant to the Daewoong Agreement, $13.5 million in additional cash consideration is due to Daewoong based upon the Company’s successful completion of certain technical and sales milestones. Upon FDA approval of the Product on February 1, 2019, the Company paid Daewoong a $2.0 million milestone payment which increased the cost basis of the IPR&D, and the IPR&D project was completed and reclassified as an definite-lived distribution right intangible asset, which is amortized on a straight-line basis over the estimated useful life of 20 years and is recorded within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss.
During the three months ended March 31, 2019, the Company capitalized $1.2 million related to costs of computer software developed or obtained for internal use and expects to amortize this software over a two-year period using the straight-line method once placed in service.
Note 5. Oxford Term Loans
On March 15, 2019, the Company entered into a credit facility of up to $100.0 million with Oxford Finance (“Oxford”). Pursuant to the terms of the credit facility the lender extended term loans (the “Term Loans”) to the Company that were available in two advances. The first tranche of $75.0 million was funded on the closing date. The second tranche of $25.0 million may be drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six month basis and no event of default. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company has agreed to pay interest-only on each tranche funded for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if the Company maintains compliance with the specified minimum net sales covenant and meets other conditions during the initial interest-only period, upon the Company’s request, the interest-only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
Upon the earliest to occur of the maturity date, the acceleration of the term loans, or the prepayment of the term loans, the Company will be required to pay to Oxford a final payment of 5.5% of the full principal amount of the term loans funded (“Final Payment”). The Company may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee is also paid, which shall be equal to 3.0% of the amount prepaid if the prepayment occurs on or prior to March 15, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 15, 2020 and on or prior to March 15, 2021, or 1.0% of the amount prepaid if the prepayment occurs thereafter (“Prepayment Fee”). If the Term Loans are accelerated following the occurrence of an event of default, the Company will be required to immediately pay to Oxford an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, the Final Payment, the Prepayment Fee, and all other obligations that are due and payable, including payment of Oxford’s expenses and interest at the default rate with respect to any past due amounts.
The credit facility is secured by substantially all of the Company’s assets. The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries it may create in the future. The affirmative covenants include, among others, covenants requiring us to maintain the Company’s legal corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts.

Evolus, Inc.
Notes to Condensed Financial Statements

The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of March 31, 2019, the Company was in compliance with its debt covenants.
At the closing date, the Company incurred $1.1 million and $2.2 million in debt discounts and issuance costs related to the Term Loans, respectively. Debt discounts and issuance costs related to the entire Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75.0 million have been presented as a deduction to the debt balance and are accreted to interest expense using the effective interest method. As of March 31, 2019, the borrowings outstanding under the Term Loans were classified as long-term debt in the accompanying condensed financial statements. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn. The overall effective interest rate was approximately 11.6% as of March 31, 2019.
As of March 31, 2019, the principal amounts of long-term debt maturities during each of the next five fiscal years, and the Final Payment in 2024 which is accreted through interest expense over the life of the Term Loans are as follows (in thousands):

	Principal	Final Payment	Total
2022	$26,087	$—	$26,087
2023	39,130	—	39,130
2024	9,783	4,125	13,908
	$75,000	$4,125	$79,125
Note 6. Fair Value Measurements and Short-Term Investments
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term available-for-sale securities, accounts payable, accrued expenses, lease liabilities, and long-term debt. The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments, which are considered Level 1 assets under the fair value hierarchy.
The Company did not have any short-term investments for the year ended December 31, 2018. As of March 31, 2019, all of the Company’s investments had remaining maturities less than 12 months. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of March 31, 2019 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S treasury securities	$79,321	$—	$(8)	$79,313
Unrealized gains or losses on short-term investments are included in accumulated other comprehensive loss. As of March 31, 2019, no investments had been in continuous unrealized loss position for more than 12 months, and the Company had no other-than-temporary impairments on these securities.

Evolus, Inc.
Notes to Condensed Financial Statements

The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of March 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S treasury securities	$79,313	$79,313	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders, a related party	$45,900	$—	$—	$45,900

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders, a related party	$50,200	$—	$—	$50,200
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the three months ended March 31, 2019.
The Company determines the fair value of the contingent royalty obligation payable to a related party based on Level 3 inputs using a discounted cash flow method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in the operating expenses in the accompanying statements of operations and comprehensive loss and in non-current liabilities in the balance sheets. The significant unobservable input assumptions that can significantly change the fair value include (i) timing of regulatory approvals of the Product, (ii) projected and timing of net revenues during the payment period, which will terminate for the quarter following the 10 year anniversary of the first commercial sale of the Product in the United States, (iii) the discount rate, and (iv) the timing of payments. During the three months ended March 31, 2019 and 2018, the Company utilized discount rates of 16.0% and 25.0%, respectively, reflecting changes in the Company’s risk profile. Net revenue projections were also updated to reflect changes in the timing of regulatory approval and expected commercialization.
The following table (in thousands) shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable to a related party for the three months ended March 31, 2019:

March 31, 2019
Fair value, beginning of period	$50,200
FDA milestone payment	(9,213)
Change in fair value recorded in operating expenses	4,913
Fair value, end of period	$45,900
In addition, the Company measures the fair value of the contingent promissory note payable to Evolus Founders at present value based on Level 2 inputs, using a discount rate for similar rated debt securities and based on an estimated date that the Company believes the contingent promissory note will mature. The fair value of the contingent promissory note could be impacted by changes such as: (i) changes in the discount rate assumed, or (ii) a delay in the first commercial sale of the Product in the United States. As of March 31, 2019, the fair value of the promissory note was estimated to be $14.8 million. The carrying amount for the Oxford Term Loans as of March 31, 2019 approximated fair value based on market activity for other debt instruments with similar characteristics and comparable risk, which were considered Level 2 liabilities under the fair value hierarchy. The Company believes the fair value of its operating lease liabilities at March 31, 2019 approximated its carrying value, based on the borrowing rates that were available for loans with similar terms.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 7.    Commitments and Contingencies
Operating Leases
The Company leases office facilities under various operating lease agreements. The Company’s corporate headquarters is located in Newport Beach, California, in a facility that it subleases under a non-cancelable operating lease for a fixed amount each month. The sublease for this facility expires on January 20, 2020. The Company also leases an office facility in Santa Barbara, California, under a non-cancelable operating lease, the payments of which include a three percent annual rent escalation clause that occurs on each June 1 anniversary. The lease for this facility expires on May 31, 2020.
The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
For the three-month period ended March 31, 2019, the components of operating lease expense and other quantitative information were as follows (in thousands, except years and discount rate data):

Three Months Ended March 31, 2019
Fixed operating lease expense	$234
Variable operating lease expense	18
Short-term operating lease expense	21
$273

Weighted-average remaining lease term in years - operating leases	0.9
Weighted-average discount rate	7.0%
Operating lease expenses were included in the general and administration expenses in the accompanying condensed statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed balance sheets.
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019, future minimum payments under the operating lease agreements with non-cancelable terms as follows (in thousands):

Remainder of 2019	$717
2020	139
Total operating lease payments	856
Less: Imputed interest	(25)
Present value of operating lease liabilities	$831
Purchase Commitments
As of March 31, 2019, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $20.5 million. Certain minimum purchase commitments related to purchase of the Product are described below.
License and Supply Agreement
In connection with the Daewoong Agreement, the Company is obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with the Product. Upon the FDA approval of the Product on February 1, 2019, the Company paid Daewoong a $2.0 million milestone payment. As of March 31, 2019, Daewoong is eligible to receive contingent milestone payments of up to approximately $11.5 million.
The Daewoong Agreement also includes certain minimum annual purchases the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations were contingent upon the

Evolus, Inc.
Notes to Condensed Financial Statements

occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2019 and December 31, 2018.
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
ITC Case
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission (the “ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that the Product is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of the Product is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products (the “ITC Complaint”). The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of the Product into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring the Product within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of the Product into the United States and a cease and desist order which would bar sales and marketing of the Product within the United Sates either of which would adversely affect our ability to carry out the Company’s business and which would have an adverse effect on our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect the Company’s business and results of operations.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 8.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2019, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2019, 27,285,363 shares were issued and outstanding.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On November 21, 2018, an additional 1,091,000 were reserved under the evergreen provision of the Plan. As of March 31, 2019, the Company has available an aggregate of 1,283,193 shares of common stock for future issuance under the Plan.
Stock-Based Award Activity and Balances
Options are granted at exercise prices based on the Company’s common stock price on the date of grant. The Options and RSU grants generally vest over a 2- to 4-year period. There have been no awards granted with performance conditions and no awards with market conditions for the periods presented. The options generally have a contractual term of 10 years. The fair value of options is estimated using the Black‑Scholes option pricing model, which has various inputs, including the grant date common share price, exercise price, risk‑free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The fair value of RSU grants is determined at the grant date based on the common share price. The Company records stock‑based compensation expense net of actual forfeitures when they occur.
The weighted-averages for key assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2019	2018
Volatility	59.2%	56.0%
Risk-free interest rate	2.62%	2.40%
Expected life in years	6.17	6.23
Dividend yield rate	—%	—%

Evolus, Inc.
Notes to Condensed Financial Statements

A summary of stock option activity under the Plan for the three months ended March 31, 2019, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Per Share	Terms (Years)	(in thousands)
Outstanding, December 31, 2018	3,257,801	$11.99	9.26	$7,119
Granted	822,975	18.09
Exercised	(20,544)	9.98
Cancelled/forfeited	(192,978)	12.15
Outstanding, March 31, 2019	3,867,254	$13.29	8.78	$37,345
Exercisable, March 31, 2019	438,023	$10.15	4.85	$5,440
The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2018 and March 31, 2019.
A summary of the status of the Company’s nonvested options as of and changes during the three months ended March 31, 2019, are presented below:

		Weighted-Average
	Stock	Grant Date
	Options	Fair Value
Outstanding, December 31, 2018	3,257,801	$7.32
Granted	822,975	10.38
Vested	(458,567)	6.96
Cancelled/forfeited	(192,978)	8.10
Outstanding, March 31, 2019	3,429,231	$8.06
A summary of RSUs activity under the Plan for the three months ended March 31, 2019, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding, December 31, 2018	271,404	$16.53
Granted	3,000	18.33
Forfeited	(17,534)	13.08
Outstanding, March 31, 2019	256,870	$16.79

Evolus, Inc.
Notes to Condensed Financial Statements

The following table summarizes stock-based compensation expense (in thousands) arising from the above Plan:

	Three Months Ended March 31,
	2019	2018
General and administrative	$1,744	$677
Research and development	254	329
	$1,998	$1,006
In addition, during the three months ended March 31, 2019, the Company capitalized $17,000 of stock-based compensation expense in capitalized software. Capitalized software is a component of intangible assets and is presented in the accompanying condensed balance sheets. See Note 4, Goodwill and Intangible Assets for capitalized software information.
Note 9.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss	$(10,975)	$(6,162)
Net loss per share, basic and diluted	$(0.40)	$(0.30)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	27,330,174	20,226,460
The Company incurred a net loss for the three months ended March 31, 2019 and 2018, accordingly, the Company did not include the following dilutive common equivalent (in thousands) shares because inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Common stock options	3,867	1,599
Unvested restricted stock units	207	231
	4,074	1,830

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed financial statements and related notes include in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.
Overview
We are a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market. On February 1, 2019, the U.S. Food and Drug Administration, or FDA, approved our first product Jeuveau™ (prabotulinumtoxinA-xvfs). We are launching Jeuveau™ commercially in the United States this Spring. Jeuveau™ is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. We believe we will offer physicians and consumers a compelling value proposition with Jeuveau™. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader, and prior to the approval of Jeuveau™, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.

Since our inception in 2012, we have devoted substantially all our efforts and resources to identify and recruit personnel, conduct clinical trials, and gain regulatory approval for Jeuveau™. We have a License and Supply Agreement, or the Daewoong Agreement, with Daewoong Pharmaceuticals Co., Ltd., or Daewoong, a South Korean pharmaceutical manufacturer, pursuant to which Daewoong manufactures and supplies us with Jeuveau™ and granted us an exclusive license to develop, distribute, market and sell the product in the United States, EU, Canada, Australia, Russia, Commonwealth of Independent States, or C.I.S., and South Africa, or the covered territories. Daewoong also granted us a non-exclusive license to do the same in Japan.
In August 2018 we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We plan to begin to market the product in Canada in the second half of 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. We also submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and it was accepted for review in July 2017. In April 2019, the Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion, recommending marketing authorization for the product.  The CHMP recommendation will be reviewed by the European Commission, which has the authority to approve medicines for the European Union and we anticipate that we will receive approval of our MAA within 90 days of the CHMP opinion.

We have never generated revenue from Jeuveau™ and have never been profitable. As of March 31, 2019, we had an accumulated deficit of $134.0 million. We recorded a net loss and comprehensive loss of $11.0 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively.
We expect to continue to incur significant expenses and increasing net operating losses for the foreseeable future as we seek to commercialize Jeuveau™ and seek regulatory approvals outside of the United States. In 2019, we expect to incur significant expenses related to building our commercialization infrastructure, including marketing, sales and distribution functions, inventory build prior to commercial launch, initiating a product experience program for Jeuveau™ and training and deploying a specialty sales force and implementing a targeted marketing campaign.
Initial Public Offering
In February 2018, we completed our initial public offering in which we sold 5,047,514 shares of our common stock at a public offering price of $12.00 per share. The net proceeds were approximately $56.3 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
Follow-on Public Offering

In July 2018, we completed a follow-on public offering, or the July 2018 public offering, in which we sold 3,600,000 shares of our common stock, at a public offering price of $20.00 per share. The net proceeds were approximately $67.7 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
Daewoong License and Supply Agreement
In 2013, we entered into the Daewoong Agreement, pursuant to which we have an exclusive distribution license to Jeuveau™ from Daewoong Pharmaceuticals Co., Ltd., or Daewoong, for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases upon commercialization in order to maintain the exclusivity of the license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. Upon the FDA approval of Jeuveau™ in February 2019, we paid Daewoong a $2.0 million milestone payment. Under the Daewoong Agreement, as of March 31, 2019, the maximum remaining aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $11.5 million. Daewoong is responsible for all costs related to the manufacturing of Jeuveau™, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining and maintaining regulatory approvals, including clinical expenses, and commercialization expenses.
Acquisition by ALPHAEON
We were acquired by SCH-AEON, LLC, or SCH, in 2013 and subsequently by ALPHAEON by means of a stock purchase agreement, or the Stock Purchase Agreement, pursuant to which ALPHAEON took on certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended, which we refer to as the Amended Stock Purchase Agreement, and, as a result, effective upon the closing of our initial public offering, we assumed all of ALPHAEON’s payment obligations under the acquisition.
Under the Amended Stock Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for Jeuveau™ for the treatment of glabellar lines, which was paid in full in the first quarter of 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau™t within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau™ outside of the United States, and (iv) a $20.0 million promissory note that will mature on the 2.5 years anniversary of the first commercial sale of Jeuveau™ in the United States. The revised payment obligations set forth in (ii) and (iii) above will terminate in the quarter following the 10 year anniversary of the first commercial sale of Jeuveau™ in the United States. As these revised payment obligations are not perpetual, we do not have the right to terminate any future payments for a one-time lump sum payment. At the closing of our initial public offering, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations we assumed from ALPHAEON, the fair value of which, immediately prior to our initial public offering date or February 12, 2018, was $55.7 million. In addition we made one-time bonuses of $1.6 million to certain current and former employees upon FDA approval of Jeuveau™, including a one-time bonus of $700,000 payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development.
Our Relationship with ALPHAEON Corporation
As of March 31, 2019, ALPHAEON owned 56.0% of our outstanding shares of common stock.
Prior to our initial public offering and since our acquisition in 2014 by ALPHAEON, we funded our operations primarily through contributions and related party borrowings from ALPHAEON. For periods prior to the completion of our initial public offering on February 12, 2018, we derived our financial statements by allocating expenses associated with our operations from ALPHAEON’s consolidated financial statements in accordance with applicable accounting standards and SEC regulations. Our management believes that the allocations and results are reasonable for all periods presented in our financial statements. However, allocations may not be indicative of the actual expense we would have incurred had we operated as an independent company for the periods presented.
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
In addition, pursuant to the services agreement, upon completion of our initial public offering in 2018, we paid ALPHAEON $5.0 million towards the repayment of our related party borrowings and the remaining related party borrowings then outstanding were forgiven and the amount was re-characterized as a capital contribution of ALPHAEON. As a result, upon the completion of initial public offering, we were no longer indebted to ALPHAEON pursuant to our historical related party borrowings from ALPHAEON.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Operating expenses:
Research and development	$2,353	$1,678	$675
General and administrative	17,519	3,467	14,052
Revaluation of contingent royalty obligation payable to Evolus Founders, a related party	4,913	900	4,013
Depreciation and amortization	484	—	484
Total operating expenses	25,269	6,045	19,224
Loss from operations	(25,269)	(6,045)	(19,224)
Other income (expense):
Interest income	389	—	389
Interest expense	(618)	(107)	(511)
Loss before income taxes	(25,498)	(6,152)	(19,346)
Income tax (benefit) expense	(14,523)	10	(14,533)
Net loss	$(10,975)	$(6,162)	$(4,813)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(9)	—	(9)
Comprehensive loss	$(10,984)	$(6,162)	$(4,822)
Research and Development
Research and development expenses increased by $0.7 million to $2.4 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018. The increase was primarily attributable to the one-time bonuses of $1.6 million to certain current and former employees upon FDA approval of Jeuveau™ in February 2019, including a one-time bonus of $0.7 million payable to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development. The increase was partially offset by a decrease in vendor and company personnel costs due to the finalization of the clinical trial activities related to Jeuveau™.
General and Administrative
General and administrative expenses increased by $14.0 million to $17.5 million for the three months ended March 31, 2019 from $3.5 million for the three months ended March 31, 2018. The increase was primarily attributable to higher personnel-related expenses as we build out our corporate and commercial infrastructure, higher accounting and legal expenses primarily related to meeting ongoing public company compliance requirements and other legal matters, as well as higher pre-commercialization expenses in preparation for our product launch. Personnel-related expenses, including stock-based compensation, increased by $5.7 million as general and administrative employees increased to 92 as of March 31, 2019 from 17 as March 31, 2018. We expect that general and administrative expenses will continue to increase due to costs related to the implementation of our commercialization strategy as well as costs related to the ongoing compliance and communication requirements of a public company.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
Effective upon the closing of our initial public offering in February 2018, we assumed all of ALPHAEON’s payment obligations under the Stock Purchase Agreement, as amended by the Amended Stock Purchase Agreement, including certain royalty obligation payable to Evolus Founders which is recorded at its fair value as of the end of each reporting period. The change of the fair value is primarily driven by assumptions related to revenue forecasts, discount rate, and timing of cash flows. Such change of the fair value is recorded in operating expenses in each period. During the three months ended March 31, 2019, the charge of $4.9 million related to the revaluation was primarily due to a decrease in the estimated discount rate.
Depreciation and Amortization
Depreciation and amortization was $0.5 million for the three months ended March 31, 2019. This was primarily attributable to amortization of the definite-lived distribution right asset that was reclassified from in-process research and development, or IPR&D, upon FDA approval in February 2019. We incurred no depreciation or amortization during the three months ended March 31, 2018.
Interest Income
Interest income was $0.4 million for the three months ended March 31, 2019. This was primarily attributable to interest income generated from cash equivalents and short-term investments, as well as accretion related to our short-term investments. During the three months ended March 31, 2018, we did not generate any interest income.
Interest Expense
Interest expense increased by $0.5 million to $0.6 million for the three months ended March 31, 2019 from $0.1 million for three months ended March 31, 2018. The increase was primarily attributable to interest incurred from our long-term debt to Oxford Finance, LLC and the contingent promissory note payable to the Evolus Founders.
Provision (Benefit) for Income Taxes
For the three months ended March 31, 2019, we recorded an income tax benefit of $14.5 million, resulting from a partial release of the valuation allowance. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result the related valuation allowance was released. For the three months ended March 31, 2018, we did not record significant income tax provision or benefit.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $54.4 million, short-term available-for-sale investments of $79.3 million, working capital of $129.7 million, and stockholders’ equity of $75.4 million.
We have no revenue, incur operating losses and have an accumulated deficit as a result of ongoing efforts to develop and commercialize Jeuveau™, including providing general and administrative support for these operations. As of March 31, 2019, we had an accumulated deficit of $134.0 million. We had net losses of $11.0 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively, and we used net cash in operating activities of $19.2 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. We anticipate that operating losses and net cash used in operating activities will increase as we commercialize Jeuveau™.
Initial Public Offering
In February 2018, we closed our initial public offering and sold 5,047,514 shares of our common stock at the price of $12.00 per share. The net proceeds were approximately $56.3 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
July 2018 Follow-On Public Offering
In July 2018, we closed a follow-on offering and sold 3,600,000 shares of our common stock at the price of $20.00 per share. The net proceeds were approximately $67.7 million, after deducting underwriting discounts and commissions, excluding other offering expenses.

Loan and Security Agreement
On March 15, 2019, or the closing date, we entered into a loan and security agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender will make term loans available to us of up to $100.0 million. The credit facility provides that the term loans will be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if we maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
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
The credit facility is secured by substantially all of our assets. The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we may create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.
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
Current and Future Capital Requirements
We believe that our current capital resources will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate from the date of the issuance of this Quarterly Report on Form 10-Q.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of any future product candidates we develop or acquire;

•	the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;

•	our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively

•	the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities for Jeuveau™ or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of building a sales force in anticipation of product commercialization, and the productivity of that sales force and the market acceptance of our products;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to Jeuveau™ and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018

Net cash (used in) provided by:
Operating activities	$(19,200)	$(2,201)
Investing activities	(80,025)	—
Financing activities	60,430	51,771
Change in cash and cash equivalents	(38,795)	49,570
Cash and cash equivalents, beginning of period	93,162	—
Cash and cash equivalents, end of period	$54,367	$49,570

Operating Activities
Operating activities used $19.2 million of cash for the three months ended March 31, 2019 which primarily resulted from our net loss of $11.0 million as adjusted for a non-cash income tax benefit of $14.5 million resulting from partial release of the valuation allowance, and certain non-cash charges primarily including stock-based compensation expense of $2.0 million, $4.9 million change in revaluation of our contingent royalty obligation and $0.5 million of depreciation and amortization. The change in net operating assets and liabilities of $1.5 million was primarily driven by timing of an inventory receipt and vendor invoice payments.
Investing Activities
Investing activities used $80.0 million of cash for the three months ended March 31, 2019 primarily resulting from purchases of short-term investments and additions to capitalized software.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2019 was $60.4 million which primarily resulted from the proceeds of $71.7 million received from our credit facility net of discounts and issuance costs. These net proceeds were partially offset by a $9.2 million payment of contingent royalty obligations to the Evolus Founders and a $2.0 million payment to Daewoong upon FDA approval of Jeuveau™ in February 2019.
Indebtedness
Prior to our initial public offering and since our acquisition by ALPHAEON, ALPHAEON had historically provided us certain services that were not covered under a services agreement, including, without limitation, general and administrative support services and research and development support services. ALPHAEON had allocated a certain percentage of personnel to perform the services that it provided to us based on its good faith estimate of the required services. These allocated costs have historically increased related-party borrowings. As of the completion of our initial public offering on February 12, 2018, we assumed from ALPHAEON the revised payment obligations of $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note). At the same time, we were released of the $140.7 million note obligation for all guaranty and security obligations, and the related party receivable from ALPHAEON of $73.7 million was settled, resulting in a capital contribution of $67.0 million. ALPHAEON’s security interest in Evolus’ assets was also terminated. After the initial public offering, we no longer rely on ALPHAEON for funding our operations. See Note 3, Related Party Transactions for more information.
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
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2018, except as described below.
Definitive-Lived Distribution Right Intangible Asset
The IPR&D of $56.1 million recognized in our condensed balance sheet for the year ended December 31, 2018 represented the license and associated distribution rights to develop Jeuveau™. Upon the FDA approval of Jeuveau™ on February 1, 2019, we paid Daewoong a $2.0 million milestone payment which increased the cost basis of the IPR&D, and the IPR&D project was considered completed by us and reclassified as a definite-lived distribution right intangible asset, which is amortized over the period the asset is expected to contribute to our future cash flows. We determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, we concluded it will be amortized on a straight-line basis over the estimated useful life of 20 years. Amortization is recorded within depreciation and amortization on the condensed statements of operations and comprehensive loss.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
There have been no material developments with respect to the information previously reported in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, Jeuveau™, which is currently our only product. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. To date, we have not generated any revenue from product sales relating to Jeuveau™. We continue to incur significant expenses related to the commercialization of Jeuveau™. We have recorded net losses of $11.0 million, $46.9 million and $4.5 million for the three months ended March 31, 2019, and years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit as of March 31, 2019 of $134.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we begin to commercialize Jeuveau™. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau™. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We currently depend entirely on the successful commercialization of our only product, Jeuveau™. If we are unable to successfully commercialize Jeuveau™, we may never generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau™, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product has been approved for sale in the United States and Canada, we have yet to successfully commercialize our product. Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, depend entirely on the successful and timely commercialization of Jeuveau™. The commercial success of Jeuveau™ will depend on a number of factors, including the following:

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
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau™ is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau™ is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau™ into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau™ within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders. We intend to defend ourselves vigorously in the proceedings. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau™ into the United States and a cease and desist order which would bar sales and marketing of our sole product Jeuveau™ within the United Sates either of which would adversely affect our ability to carry our out our business and which would have an adverse effect on our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations. Additionally, in certain cases if there is preliminary or permanent relief granted under the Medytox Litigation or the ITC matter, it may constitute an event of default under our credit facility. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
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
We anticipate that our existing cash together with the proceeds from the credit facility will be sufficient to fund our operating plan through the initial launch and commercialization of Jeuveau™. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. For example, we may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau™ is slower than expected. Our currently anticipated expenditures for the commercialization of Jeuveau™ may exceed existing cash, cash equivalents and investments, and we may need to seek additional debt or equity financing. Additionally, under our credit facility, in order to draw the final $25 million of the facility, we must meet a number of conditions including maintaining compliance with covenants under the credit facility and the achievement of specified net sales targets based on a trailing six month basis. In the event we are unable to reach this net sales milestone, we will not be able to draw the additional $25 million.
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

•
our ability to accurately forecast demand for our products, the ability of our third-party manufacturers to scale production to meet that demand, and our ability to effectively manage our working capital requirements including the purchase of inventory and collection of receivables;

•	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	the timing of, and the costs involved in, obtaining and maintaining regulatory approvals for any future product candidates;

•	the degree and rate of market acceptance of Jeuveau™ or any future approved products;

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
As of March 31, 2019, we had 105 employees, all of whom constituted full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations, commercialize Jeuveau™ or any other product candidates, and continue our development activities. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to commercialize Jeuveau™ or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Lauren Silvernail, our Chief Financial Officer and Executive Vice President, Corporate Development, Rui Avelar, our Chief Medical Officer and Head of R&D and Michael Jafar, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau™ or any future products we develop.
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
As of March 31, 2019, ALPHAEON, which is majority-owned by SCH, owned 56.0% of our outstanding shares of common stock. As long as ALPHAEON beneficially owns a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if ALPHAEON were to beneficially own less than a majority of the voting power of our outstanding common stock, it may have the ability to influence the outcome of such corporate actions if it owns a significant portion of our common stock. In addition, if SCH chooses to sell some or all of its controlling interest in ALPHAEON, it could result in a change-of-control of ALPHAEON that could result in us being indirectly controlled by an unknown third-party.
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
Our stock price may be volatile. For example, the closing price of our common stock since February 8, 2018, has ranged from a low of $6.85 to a high of $38.49. The stock market in general and the market for earlier-stage pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of Jeuveau™ or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	overall financial market conditions for the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	short selling of our common stock or the publication of opinions regarding our business prospects in a manner that is designed to create negative market momentum;

•	sales of substantial amounts of our stock by ALPHAEON or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions or departures of key personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer and Chief Marketing Officer;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by ALPHAEON as our controlling stockholder, including sales of substantial amounts of our common stock by ALPHAEON;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
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

•
significant increases have and will continue to occur in our cost structure as a result of our being a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act; and

•	our becoming a commercial company in 2019.
As a result, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
Future sales of common stock by ALPHAEON or others of our common stock, or the perception that such sales may occur, could depress the market price of our common stock.
As of March 31, 2019, ALPHAEON owned 56.0% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for all “internal corporate claims.” “Internal corporate claims” are claims that are based upon a violation of a duty by a current or former director, officer or stockholder in such capacity, or as to which Title 8 of the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware, or the Court of Chancery, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
10.1†	Loan and Security Agreement dated as of March 15, 2019, by and between the Company and Oxford Finance, LLC					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X
_____________

†
Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

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

Evolus, Inc.

Date:	May 1, 2019	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer )

Date:	May 1, 2019	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer )