Form 10-K/A
period 2018-12-31
Evolus, Inc.
filed 2019-08-12
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K/A
(Amendment No. 1)
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
_____________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	EOLS	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

Evolus, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2019 (the “Original Filing”), solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing, which inadvertently omitted certain language regarding internal control over financial reporting required to be included by Item 601(b)(31)(i) of Regulation S-K. Pursuant to Compliance & Disclosure Interpretations 246.13 related to Regulation S-K, the Amendment contains only the cover page, explanatory note, the exhibit index, signature page and paragraphs 1, 2, 4 and 5 of each of the certifications.

The Amendment does not reflect events occurring after the filing of the Original Filing and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the Original Filing in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV
Item 15.      Exhibits, Financial Statement Schedules.
No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K.

The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K:

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2019.

EVOLUS, INC.

By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer