Form 10-Q/A
period 2019-03-31
Evolus, Inc.
filed 2019-08-12
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Evolus, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2019 (the “Original Filing”), solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing, which inadvertently omitted certain language regarding internal control over financial reporting required to be included by Item 601(b)(31)(i) of Regulation S-K. Pursuant to Compliance & Disclosure Interpretations 246.13 related to Regulation S-K, the Amendment contains only the cover page, explanatory note, the exhibit index, signature page and paragraphs 1, 2, 4 and 5 of each of the certifications.

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

PART IV
Item 15.      Exhibits, Financial Statement Schedules.
No financial statements or schedules are filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.

The following exhibits are filed with this Amendment No. 1 to Quarterly Report on Form 10-Q:

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

Evolus, Inc.

Date:	August 12, 2019	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer )

Date:	August 12, 2019	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer )