Form 10-Q
period 2019-06-30
Evolus, Inc.
filed 2019-08-12
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of August 6, 2019, 27,424,480 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our sole product Jeuveau®, including our ability to successfully market and sell Jeuveau® to our customers;

•	our ability to maintain regulatory approval of Jeuveau®, and any related restrictions, limitations and warnings in the label of Jeuveau® in a timely manner;

•	the potential market size, opportunity and growth potential for Jeuveau®;

•
the attractiveness of the product characteristics of Jeuveau® (including the benefits of a 900 kilodalton, or kDa, botulinum toxin type A complex) and the rate and degree of physician and patient acceptance of Jeuveau®;

•	the pricing of Jeuveau®, and the flexibility of our pricing and marketing strategy compared to our competitors;

•	the performance of our third-party licensors, suppliers, manufacturers and distributors;

•	our expectations regarding our future development of Jeuveau® for other indications and approval in other jurisdictions;

•	the accuracy of our estimates regarding the amount and timing of expenses, revenue, capital requirements and needs for additional financing;

•	regulatory and legislative developments in the United States, European Union, or EU, Canada and other countries;

•	developments and projections relating to our competitors and our industry, including competing products and procedures;

•	the loss of key management personnel;

•	our future financial performance and our ability to continue as a going concern; and

•	the results of current and any future legal proceedings.
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
EVOLUS™ and Jeuveau® are two of our trademarks that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$30,289	$93,162
Short-term investments	69,640	—
Accounts receivable, net	1,410	—
Inventories	11,522	—
Prepaid expenses and other current assets	2,965	1,177
Total current assets	115,826	94,339
Property and equipment, net	290	—
Operating lease right-of-use assets	5,040	—
Intangible assets, net	59,211	56,076
Goodwill	21,208	21,208
Other assets	1,206	221
Total assets	$202,781	$171,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$22,074	$5,276
Current portion of operating lease liabilities	1,031	—
Total current liabilities	23,105	5,276
Operating lease liabilities	4,147	25
Contingent royalty obligation payable to Evolus Founders	43,773	50,200
Contingent promissory note payable to Evolus Founders	17,408	16,904
Long-term debt, net of discounts and issuance costs	72,862	—
Deferred tax liability	305	15,055
Total liabilities	161,600	87,460
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,393,004 and 27,274,991 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	212,704	207,408
Accumulated other comprehensive gain	43	—
Accumulated deficit	(171,567)	(123,025)
Total stockholders’ equity	41,181	84,384
Total liabilities and stockholders’ equity	$202,781	$171,844
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$2,311	$—	$2,311	$—
Cost of sales (excludes amortization of intangible assets)	660	—	660	—
Gross profit	1,651	—	1,651	—
Operating expenses:
Selling, general and administrative	34,892	6,248	52,411	9,715
Research and development	509	1,648	2,862	3,326
Revaluation of contingent royalty obligation payable to Evolus Founders	1,269	8,200	6,182	9,100
Depreciation and amortization	978	4	1,462	4
Total operating expenses	37,648	16,100	62,917	22,145
Loss from operations	(35,997)	(16,100)	(61,266)	(22,145)
Other income (expense):
Interest income	615	—	1,004	—
Interest expense	(2,412)	(321)	(3,030)	(428)
Loss before income taxes:	(37,794)	(16,421)	(63,292)	(22,573)
Income tax (benefit) expense	(227)	12	(14,750)	22
Net loss	$(37,567)	$(16,433)	$(48,542)	$(22,595)
Other comprehensive gain:
Unrealized gain on available-for-sale securities, net of tax	52	—	43	—
Comprehensive loss	$(37,515)	$(16,433)	$(48,499)	$(22,595)
Net loss per share, basic and diluted	$(1.37)	$(0.69)	$(1.77)	$(1.03)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	27,408,774	23,687,866	27,369,691	21,961,576
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,250,000	$—	16,527,000	$—	$—	$—	$(75,543)	$(75,543)
Deemed contribution from Parent, increase of related-party receivable	—	—	—	—	1,051	—	—	1,051
Deemed distribution to Parent, increase of convertible note obligation	—	—	—	—	(1,387)	—	(615)	(2,002)
Capital contribution from Parent, convertible note write-off	—	—	—	—	66,998	—	—	66,998
Capital contribution from Parent, forgiveness of related party borrowings	—	—	—	—	13,188	—	—	13,188
Preferred stock conversion upon initial public offering	(1,250,000)	—	2,065,875	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,047,514	1	53,445	—	—	53,446
Stock-based compensation	—	—	—	—	1,006	—	—	1,006
Net loss and comprehensive loss	—	—	—	—	—	—	(6,162)	(6,162)
Balance at March 31, 2018	—	$—	23,640,389	$1	$134,301	$—	$(82,320)	$51,982
Issuance of common stock in connection with the incentive equity plan	—	—	34,602	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	—	2,623	—	—	2,623
Net loss and comprehensive loss	—	—	—	—	—	—	(16,433)	(16,433)
Balance at June 30, 2018	—	$—	23,674,991	$1	$136,686	$—	$(98,753)	$37,934

Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock in connection with the incentive equity plan	—	—	10,372	—	(58)	—	—	(58)
Stock-based compensation	—	—	—	—	2,015	—	—	2,015
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Balance at March 31, 2019	—	$—	27,285,363	$1	$209,365	$(9)	$(134,000)	$75,357
Issuance of common stock in connection with the incentive equity plan	—	—	107,641	—	853	—	—	853
Stock-based compensation	—	—	—	—	2,486	—	—	2,486
Net loss	—	—	—	—	—	—	(37,567)	(37,567)
Other comprehensive gain	—	—	—	—	—	52	—	52
Balance at June 30, 2019	—	$—	27,393,004	$1	$212,704	$43	$(171,567)	$41,181
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(48,542)	$(22,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,462	4
Amortization of discount on short-term investments	(586)	—
Stock-based compensation	4,455	3,630
Amortization of operating lease right-of-use assets	523	—
Amortization of debt discount and issuance costs	889	428
Deferred income taxes	(14,750)	22
Revaluation of contingent royalty obligation payable to Evolus Founders	6,182	9,100
Changes in assets and liabilities:
Inventories	(11,522)	—
Accounts receivable, net	(1,410)	—
Prepaid expenses and other current assets	(1,997)	(854)
Accounts payable and accrued expenses	13,347	2,405
Operating lease liabilities	(409)	(5)
Net cash used in operating activities	(52,358)	(7,865)
Cash flows from investing activities
Purchases of property and equipment	(346)	(9)
Additions to capitalized software	(2,441)	—
Purchases of short-term investments	(94,011)	—
Maturities of short-term investments	25,000	—
Net cash used in investing activities	(71,798)	(9)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(9,213)	—
Milestone payment for intangible assets	(2,000)	—
Proceeds from issuance of long-term debt, net of discounts	73,906	—
Payments for debt issuance costs	(2,205)	—
Proceeds from initial public offering, net of underwriters fees	—	56,330
Payments for offering costs	—	(760)
Related party borrowings	—	1,127
Payments on related party borrowings	—	(5,000)
Issuance of common stock in connection with incentive equity plan	795	(238)
Net cash provided by financing activities	61,283	51,459
Change in cash and cash equivalents	(62,873)	43,585
Cash and cash equivalents, beginning of period	93,162	—
Cash and cash equivalents, end of period	$30,289	$43,585
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,544	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$468	$—
Non-cash investing and financing information:
Related party receivable	$—	$73,690
Related party borrowings	$—	$(68,767)
Note obligation	$—	$(140,688)
Contingent royalty obligation payable to Evolus Founders	$—	$39,700
Contingent promissory note payable to Evolus Founders	$—	$16,042
Capital contribution from Parent, convertible note write-off	$—	$66,998
Capital contribution from Parent, forgiveness of related party borrowings	$—	$13,188
Deferred offering costs	$—	$(2,885)
Deferred offering costs, unpaid	$—	$(22)
Accounts payable, paid by Parent	$—	$(163)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,566	$—
Capitalized software recorded in accounts payable and accrued expenses	$55	$—
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 1.    Organization and Basis of Presentation
Organization and Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. On February 1, 2019, the Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) (“Jeuveau®”) from the U.S. Food and Drug Administration (the “FDA”). Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. In May 2019, the Company commercially launched Jeuveau® in the United States. The Company is headquartered in Newport Beach, California.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net losses of $37.6 million and $48.5 million for the three and six months ended June 30, 2019, respectively. The Company also recorded net losses of $16.4 million and $22.6 million for the three and six months ended June 30, 2018, respectively. Additionally, the Company used cash of $52.4 million and $7.9 million in operations during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $99.9 million in cash and cash equivalents and short-term investments, and an accumulated deficit of $171.6 million.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain market acceptance of Jeuveau® and achieve a level of revenues adequate to support its cost structure, and operate its business without infringing third party intellectual property rights.

The Company believes that its current capital resources, which consist of cash, cash equivalents, and short-term investments, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, the incurrence of debt to the extent as allowed under existing debt arrangement, the entry into licensing or collaboration agreements with partners, or by obtaining grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2019 or for any other interim period.
The accompanying unaudited condensed financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 20, 2019.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 2.    Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2019 as compared with those disclosed in the Annual Report other than the adoption of the new lease and revenue recognition accounting standards described below.
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
On an ongoing basis, the Company evaluates the most significant estimates, including those related to net revenue, allowance for doubtful accounts, the fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets, inventory valuation, lease liabilities, and royalty obligations, among others. Although the Company bases these estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.
Risk and Uncertainties
The Company received regulatory approval from the FDA and Health Canada to commercialize Jeuveau®. The Company commercially launched Jeuveau® in the United States in May 2019 and, as such, has a limited history of sales. Jeuveau® also requires regulatory approval from the European Medicines Agency (“EMA”) and other similar regulatory authorities prior to commercial sales in the related jurisdictions. If any previously granted approval is retracted or the Company is denied approval or approval is delayed by any other regulators, it may have a material adverse impact on the Company’s business and its financial statements.
The Company is subject to risks common to early stage companies in the pharmaceutical industry including, but not limited to, dependency on the clinical and commercial success of Jeuveau® and any future product candidates, ability to obtain and maintain regulatory approval of Jeuveau® and any future product candidates in the jurisdictions where approval is sought, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.
In 2013, Evolus and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) entered into an agreement (the “Daewoong Agreement”), pursuant to which, the Company has an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. The Daewoong Agreement, and Daewoong’s rights relating to Jeuveau®, are subject to litigation. See Note 8. Commitments and Contingencies for additional information regarding such litigation.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker. The Company has determined that it operates in a single

Evolus, Inc.
Notes to Condensed Financial Statements

operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer who manages operations and reviews the financial information as a single operating segment for purposes of allocating resources and evaluating its financial performance.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities at purchase of three months or less that can be liquidated without prior notice or penalty. Cash and cash equivalents may include deposits, money market funds, and debt securities.  Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction and are considered to be cash equivalents.
Short-Term Investments
Short-term investments as of June 30, 2019 consisted of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss in the Company’s condensed statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. To date, the Company has not identified any other than temporary declines in fair value of its short-term investments.
Inventories
As of June 30, 2019, inventories consist of finished goods held for sale and distribution. Cost is determined using the first‑in, first‑out method. Inventory valuation reserves are established based on a number of factors including, but not limited to finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.
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

Evolus, Inc.
Notes to Condensed Financial Statements

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company performs an annual qualitative assessment of its goodwill in the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, the Company performs a two-step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There has been no impairment of goodwill for any of the periods presented.
Intangible Assets
Upon FDA approval of Jeuveau® on February 1, 2019, in process research and development (“IPR&D”) related to Jeuveau® was evaluated as completed and reclassified to a definite-lived distribution right intangible asset, which is amortized over the period the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the distribution right intangible asset is being amortized on a straight-line basis over the estimated useful life of 20 years.
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying condensed balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service in May 2019.
The Company reviews long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset or asset groups exceeds the fair value (assets to be held and used) or fair value less cost to sell (assets to be disposed of). The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized. There has been no material impairment of long-lived assets for any periods presented.
Leases
In accordance with Accounting Standards Update (“ASU”) No. 2016-02 as adopted on January 1, 2019, at the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in ROU assets, current portion of operating lease liabilities, and noncurrent operating lease liabilities in the accompanying condensed balance sheets.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease, and may include options to extend or terminate the lease

Evolus, Inc.
Notes to Condensed Financial Statements

when it is reasonably certain that the Company will exercise that option. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There are no significant finance leases as of June 30, 2019.
Contingent Royalty Obligation Payable to the Evolus Founders
The Company determines the fair value of the contingent royalty obligation payable at each reporting period based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the accompanying statements of operations and comprehensive loss and as a liability in the balance sheets. In the second quarter of 2019, the Evolus Founders ceased to be related parties and the respective captions on the accompanying condensed financial statements were updated to reflect this change.
Contingent Promissory Note Payable to Evolus Founders
On February 12, 2018, the Company recognized a contingent promissory note payable at present value using a discount rate for similar rated debt securities based on an estimated date that the Company believed the contingent promissory note will mature. Accretion related to the contingent promissory note is recorded in interest expense in the statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities in the balance sheets. In the second quarter of 2019, the Evolus Founders ceased to be related parties and the respective captions on the accompanying condensed financial statements were updated to reflect this change.
Long-Term Debt
The Company recorded borrowings classified as long-term debt in the accompanying condensed balance sheets. Debt issuance costs represent legal, lender, and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are allocated pro rata between the funded and unfunded portions of the debt and are accreted to interest expense over the term of the debt.
Revenue Recognition
The Company has applied Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), to account for revenue generated since the commercial launch of Jeuveau® in May 2019.
General
The Company generates all of its revenue from the sale of Jeuveau® in the United States.
Under ASC 606, the Company recognized revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general, and marketing expenses in the accompanying condensed statements of operations and comprehensive loss.
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segments as disclosed above, and all of the Company’s net sales are considered revenue from contracts with customers.

Evolus, Inc.
Notes to Condensed Financial Statements

Gross-to-Net Revenue Adjustments
The Company provides customers with trade and volume discounts and prompt pay discounts that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, for rebates and coupon programs.

•
Rebates - Volume rebates are contractually offered to certain customers. Generally, the rebates payable to each customer are determined objectively based on the contract and quarterly purchase volumes.

•
Coupons - The Company implemented a program by which customers receive coupons redeemable into gift cards funded by the Company for the benefit of patients. The coupons are accounted for as variable consideration. The Company currently does not have sufficient historical data to estimate the coupon redemption rates. Accordingly, the coupons are fully accrued based on contract terms and the volume of products purchased and recorded as a reduction to revenues on product delivery.

Contract balances
A contract with a customer states the final terms of the sale, including the description, quantity, and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms are short-term, the Company does not consider any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2019, all amounts included in accounts receivable, net on the condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of June 30, 2019. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients under the rebates and coupon programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the condensed balance sheets.
During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. There was no significant provision for allowance of doubtful accounts during the six months ended June 30, 2019.
Practical Expedients
The Company expenses sales commissions when incurred as the amortization period is one year or less. These costs are recorded within selling, general, and administrative expenses in the accompanying condensed statements of operations and comprehensive loss. The Company does not adjust the amount of promised consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays within one year.
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

Evolus, Inc.
Notes to Condensed Financial Statements

expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units (“RSUs”) are based on the fair value on the grant date of the Company’s common stock. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.
The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the balance sheets and in the selling, general and administrative or research and development expenses in the statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP.  The Company recorded a benefit for income taxes of $0.2 million and $14.8 million for the three and six months ended June 30, 2019, respectively, and did not record a significant tax provision or benefit for the three and six months ended June 30, 2018. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of the impact of a valuation allowance on its deferred tax assets.

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

As of each reporting date, the Company considers evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2018, the deferred tax assets were primarily the result of U.S. net operating loss and tax credit carryforwards, and a valuation allowance of $34.5 million was recorded against the gross deferred tax asset balance. Upon FDA approval of Jeuveau® in February 2019, the Company’s IPR&D intangible asset was reclassified to a definite-lived distribution right intangible assets. As a result, management determined that it was more likely than not that certain deferred tax assets became realizable due to the future reversals of the deferred tax liability associated with such intangible asset. Accordingly, for the three and six months ended June 30, 2019, the Company released $0.2 million and $14.8 million of its valuation allowance, respectively.

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
In accordance with SEC Staff Accounting Bulletin No. 118, the Company’s accounting for the elements of the Tax Cuts and Jobs Act was complete as of December 31, 2018 and no adjustments were made to the original provisional estimate recorded in 2017.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the three and six months ended June 30, 2019 and 2018. Excluded from the dilutive net loss per share computation were 4,019,341 stock options and 185,383 non-vested RSUs for the three and six months ended June 30, 2019.

Evolus, Inc.
Notes to Condensed Financial Statements

Recently Adopted Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018 and it did not have a material impact on the Company’s financial statements.
In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-09, Codification Improvements, which clarifies certain amendments to guidance that may have been incorrectly or inconsistently applied by certain entities and includes Amendments to Subtopic 718-740, Compensation - Stock Compensation - Income Taxes. The guidance in paragraph 718-740-35-2, as amended by the amendments in ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this update clarifies that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined. The Company adopted the guidance on January 1, 2019, and such adoption did not have a material impact on its financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize ROU assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption, without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance of 2019 by recording operating lease ROU assets and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying condensed balance sheet, but did not have an impact on the condensed statements of operations and comprehensive loss.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments -Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU 2019-04 which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and interim periods within those periods, and early adoption is permitted. This will be effective for the Company during the first quarter of 2020.

Evolus, Inc.
Notes to Condensed Financial Statements

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
Note 3.    Related Party Transactions
Services with ALPHAEON
Prior to the Company’s initial public offering (“IPO”) in February 2018, the Company had funded its operations primarily through contributions and related party borrowings from ALPHAEON Corporation (“ALPHAEON”). For the three and six months ended June 30, 2018, $0.0 million and $0.4 million, respectively, were included in Evolus’ selling, general and administrative expenses that were generated by transactions with ALPHAEON. After completion of the Company’s IPO on February 12, 2018, ALPHAEON did not incur any administrative or research and development expenses on the Company’s behalf. As of December 31, 2018 and June 30, 2019, there were no related party accounts receivable, payable, or debt with ALPHAEON, respectively.
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
In April 2017, ALPHAEON amended and restated the Purchase Agreement (the “Amended and Restated Secured Note Purchase Agreement”). Concurrently, the Company also executed two substantially similar guaranty and security agreements (the “Guaranty Agreements”), with the holders of the Notes, pursuant to which the Company jointly and severally agreed to pay the redemption amount of 2.5 times the principal amount of the Notes upon maturity if not paid by ALPHAEON. As a co-obligor to these Notes, the Company applied the accounting guidance provided in ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements.

The Company initially recorded a liability and corresponding deemed distribution to ALPHAEON as a reduction to additional paid-in-capital in equity in April 2017 to reflect the joint and several liability. These amounts were subsequently adjusted to reflect changes in the balance of the Note obligation.
During the first quarter of 2018, ALPHAEON issued $0.8 million principal amount of additional convertible promissory notes. As a result of this additional issuance, the total note obligations under all the Notes increased by $2.0 million from $138.7 million as of December 31, 2017 to $140.7 million (2.5 times the total outstanding principal amount of $56.3 million) immediately prior to the Company’s IPO in February 2018. Approximately $0.6 million in excess of the then balance of additional paid-in capital was recorded in accumulated deficit.
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
As of February 12, 2018, the Company was released from the $140.7 million note obligation for all guaranty and security obligations under the Guaranty Agreements, and the related party receivable from ALPHAEON of $73.7 million was settled, resulting in a capital contribution of $67.0 million. ALPHAEON’s security interest in Evolus’ assets was also terminated.

Evolus, Inc.
Notes to Condensed Financial Statements

Evolus Founders
Certain of the Evolus Founders from whom SCH-AEON, LLC (“SCH”) purchased its equity interests include individuals who were previously employed by the Company in operational roles, including J. Christopher Marmo, Ph.D., the Company’s former Chief Operating Officer. In the second quarter of 2019, the Evolus Founders ceased to be defined as related parties and the respective captions on the accompanying condensed financial statements were updated to reflect this change.
Payment Obligations Related to the Acquisition by ALPHAEON
The Company was acquired by SCH in 2013 and subsequently by ALPHAEON by means of a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which ALPHAEON took on certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s IPO, the Company assumed all of ALPHAEON’s payment obligations under the Amended Stock Purchase Agreement. Refer to the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for details of the acquisition of the Company.
Under the Amended Stock Purchase Agreement, the payment obligations consist of (i) a $9.2 million up-front payment upon obtaining FDA approval for Jeuveau® for the treatment of glabellar lines which was paid in full during the first quarter of 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®, and (iii) a $20.0 million promissory note that will mature in November 2021. The payment obligations set forth in (ii) above will terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders of $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note) as of February 12, 2018. See Note 7, Fair Value Measurements and Short-Term Investments for more information about the Company’s accounting thereof. In addition, the outstanding related party borrowings from ALPHAEON were set-off and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations the Company assumed from ALPHAEON, the fair value of which, as of February 12, 2018, was $55.7 million.
Under the Amended Stock Purchase Agreement, Evolus paid one-time bonuses of $1.6 million to certain current and former employees upon FDA approval of Jeuveau® in February 2019, including a one-time bonus of $700,000 paid to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development. The payment is included in research and development expenses in the accompanying condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2019.
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
In addition, upon a change-of-control of Evolus, all unpaid principal will become immediately due and payable. Under the terms of the promissory note, a change-of-control is defined as (i) the sale of all or substantially all of Evolus’ assets, (ii) the exclusive license of Jeuveau® or the business related to Jeuveau® to a third-party (other than a sublicense under the Daewoong Agreement), or (iii) any merger, consolidation, or acquisition of Evolus, except a merger, consolidation, or acquisition of Evolus in which the holders of capital stock of Evolus immediately prior to such merger, consolidation, or acquisition hold at least 50% of the voting power of the capital stock of Evolus or the surviving entity. Notwithstanding the foregoing, the promissory note expressly provides that neither the IPO or any merger with or acquisition by ALPHAEON or any of its subsidiaries or affiliates constitutes a change-of-control.
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

Evolus, Inc.
Notes to Condensed Financial Statements

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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the “Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply Jeuveau® to Clarion in Canada.  Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON owes the equity holders of Clarion an unwinding fee of $9.6 million (the “Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of Jeuveau® purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee ALPHAEON owes. In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion.

Note 4. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses (in thousands) consisted of:

	June 30,	December 31,
	2019	2018
Accounts payable	$7,708	$1,558
Accrued professional services	4,653	931
Contingent royalty obligation payable to Evolus Founders	3,396	—
Accrued payroll and related benefits	3,365	2,577
Directors’ and officers’ insurance	1,387	—
Other accrued expenses	1,565	210
	$22,074	$5,276

Evolus, Inc.
Notes to Condensed Financial Statements

Note 5.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization, and net book value by major intangible asset classification (in thousands):

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$58,076	$(1,210)	$56,866
Capitalized software	2	2,542	(197)	2,345
Intangible assets, net		60,618	(1,407)	59,211
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of June 30, 2019		$81,826	$(1,407)	$80,419

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
IPR&D**	*	$56,076	$—	$56,076
Goodwill	*	21,208	—	21,208
Total as of December 31, 2018		$77,284	$—	$77,284
________________________
* Intangible assets with indefinite lives have an indeterminable average life.
** IPR&D is presented as “intangible asset, net” in the accompanying condensed balance sheets.
The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2019 that are subject to amortization:

Fiscal year	(in thousands)
Remaining in 2019	$2,092
2020	4,183
2021	3,330
2022	2,904
2023	2,904
Thereafter	43,798
$59,211
In connection with the acquisition of the Company by SCH in 2013, the Company recorded goodwill of $21.2 million and IPR&D of $56.1 million. The IPR&D recognized represents the license and associated distribution right to develop Jeuveau®, the initial term of which will expire in September 2023 and which will be automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. Additionally, pursuant to the Daewoong Agreement, $13.5 million in additional cash consideration is due to Daewoong based upon the Company’s successful completion of certain technical and sales milestones. Upon FDA approval of Jeuveau® on February 1, 2019, the Company paid Daewoong a $2.0 million milestone payment which increased the cost basis of the IPR&D, and the IPR&D project was completed and reclassified as an definite-lived distribution right intangible asset, which is amortized on a straight-line basis over the estimated useful life of 20 years. During the three and six months ended June 30, 2019, the Company capitalized $1.3 million and $2.5 million, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method which commenced in May 2019, upon the launch of Jeuveau®. During the three and six months ended June 30, 2019, total intangible assets amortization expense of

Evolus, Inc.
Notes to Condensed Financial Statements

$0.9 million and $1.4 million was recorded within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss, respectively.
Note 6. Oxford Term Loans
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
The credit facility is secured by substantially all of the Company’s assets. The credit facility includes affirmative and negative covenants applicable to the Company and any subsidiaries it may create in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of June 30, 2019, the Company was in compliance with its debt covenants.
At the closing date, the Company incurred $1.1 million and $2.2 million in debt discounts and issuance costs related to the Term Loans, respectively. Debt discounts and issuance costs related to the entire Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75.0 million have been presented as a deduction to the debt balance and are accreted to interest expense using the effective interest method. As of June 30, 2019, the borrowings outstanding under the Term Loans were classified as long-term debt in the accompanying condensed financial statements. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 11.6% as of June 30, 2019.

Evolus, Inc.
Notes to Condensed Financial Statements

As of June 30, 2019, the principal amounts of long-term debt maturities during each of the next five fiscal years, and the Final Payment in 2024 which is accreted through interest expense over the life of the Term Loans are as follows (in thousands):

	Principal	Final Payment	Total
2022	$26,087	$—	$26,087
2023	39,130	—	39,130
2024	9,783	4,125	13,908
	$75,000	$4,125	$79,125
Note 7. Fair Value Measurements and Short-Term Investments
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term available-for-sale securities, accounts receivable, accounts payable, accrued expenses, lease liabilities, and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments.
The Company did not have any short-term investments for the year ended December 31, 2018. As of June 30, 2019, all of the Company’s investments had remaining maturities less than 12 months. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of June 30, 2019 (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S treasury securities	$69,596	$52	$(8)	$69,640
Unrealized gains or losses on short-term investments are included in accumulated other comprehensive loss. As of June 30, 2019, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not record any other-than-temporary impairments on these securities.
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows (in thousands):

	As of June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S treasury securities	$69,640	$69,640	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$47,169	$—	$—	$47,169

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$50,200	$—	$—	$50,200
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the six months ended June 30, 2019.
The Company determines the fair value of the contingent royalty obligation payable based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the accompanying statements of operations and comprehensive loss and as a liability in the balance sheets. The significant unobservable input assumptions that can significantly change the fair value include (i)

Evolus, Inc.
Notes to Condensed Financial Statements

timing of regulatory approvals of Jeuveau®, (ii) projected and timing of net revenues during the payment period, which will terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (iii) the discount rate, and (iv) the timing of payments. During the three and six months ended June 30, 2019 and 2018, the Company utilized discount rates between 16.0% and 25.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of regulatory approval and expected sales.
The following table (in thousands) shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value, beginning of period	$45,900	$40,600	$50,200	$39,700
FDA milestone payment	—	—	(9,213)	—
Change in fair value recorded in operating expenses	1,269	8,200	6,182	9,100
Fair value, end of period	$47,169	$48,800	$47,169	$48,800
Contingent royalty obligation payable to Evolus Founders	$47,169	$48,800	$47,169	$48,800
In addition, the Company measures the fair value of the contingent promissory note payable to the Evolus Founders, the Oxford Term Loans, and the operating lease liabilities at present value based on Level 2 inputs, using discount rates for similar rated debt securities. As of June 30, 2019, the fair value of the promissory note and Oxford Term Loans was estimated to be $15.5 million and $73.8 million, respectively. The fair value of its operating lease liabilities at June 30, 2019 approximated their carrying value.
Note 8.    Commitments and Contingencies
Operating Leases
The Company leases office facilities under various operating lease agreements. The Company’s corporate headquarters is located in Newport Beach, California, in a facility that it subleases under a non-cancelable operating lease for a fixed amount each month. The sublease for this facility expires on January 20, 2020. On May 15, 2019, the Company entered into a non-cancelable operating lease for the same office facility with the original lessor. This non-cancelable operating lease will commence on February 1, 2020 and expire on January 31, 2025. Lease payments increase based on an annual rent escalation clause that occurs each year on February 1. The Company may, under certain circumstances, terminate the lease on the 36 month anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities. The lease with the original lessor is a modification of the existing sublease that is not accounted for as a separate contract.
The Company also leases an office facility in Santa Barbara, California, under a non-cancelable operating lease, the payments of which include a three percent annual rent escalation clause that occurs on each June 1 anniversary. The lease for this facility expires on May 31, 2020 and the Company has an option to extend the term of the lease for an additional 60 months. In June 2019, the Company subleased the Santa Barbara, California facility to a third-party for a term starting on June 1, 2019 and expiring on May 31, 2020. The sublease income was not significant. Upon signing the sublease, the Company recorded an impairment charge of $0.1 million to the right-of-use asset related to the original lease.
The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. The payments associated with the renewal will only be included in the measurement of the lease liability and right-of-use assets if the exercise of the renewal option is determined to be reasonably certain. The Company considers the timing of the renewal period and other economic factors such as the financial implications of a decision to extend or not to extend a lease in determining if the renewal option is reasonably certain to be exercised.

Evolus, Inc.
Notes to Condensed Financial Statements

For the three and six months ended June 30, 2019, the components of operating lease expense and other quantitative information were as follows (in thousands, except years and discount rate data):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed operating lease expense	$267	$501
Variable operating lease expense	32	61
Short-term operating lease expense	28	49
	$327	$611

Weighted-average remaining lease term in years - operating leases		5.5
Weighted-average discount rate		9.4%
Operating lease expenses were included in the selling, general and administration expenses in the accompanying condensed statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed balance sheets.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019, future minimum payments under the operating lease agreements with non-cancelable terms as follows (in thousands):

Remainder of 2019	$479
2020	1,167
2021	1,168
2022	1,221
2023	1,275
Thereafter	1,444
Total operating lease payments	6,754
Less: Imputed interest	(1,576)
Present value of operating lease liabilities	$5,178
Purchase Commitments
As of June 30, 2019, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $9.7 million. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
In connection with the Daewoong Agreement, the Company is obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. Upon the FDA approval of Jeuveau® on February 1, 2019, the Company paid Daewoong a $2.0 million milestone payment. As of June 30, 2019, Daewoong is eligible to receive contingent milestone payments of up to approximately $11.5 million.
The Daewoong Agreement also includes certain minimum annual purchases the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations were contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made.

Evolus, Inc.
Notes to Condensed Financial Statements

The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2019 and December 31, 2018.
Medytox Litigation
The Company, Daewoong and other individuals and entities are defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) originally instituted in the Superior Court of the State of California in June 2017. With specific regard to the Company, Medytox alleges that (i) the Company has violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to the Company as a result of the Company’s relationship with Daewoong, (ii) the Company has stolen the botulinum toxin bacterial strain of Medytox through our possession of and refusal to return the botulinum toxin bacterial strain, (iii) the Company has engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the botulinum toxin bacterial strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights (the “Medytox Litigation”). Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting the Company from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend Medytox’s claims. Given the early stage in the Medytox Litigation, the Company is unable to determine the likelihood of success of Medytox’s claims against the Company, and an estimate of the possible loss or range of loss cannot be made. While the Company is entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient.
ITC Case
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission (the “ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products (the “ITC Complaint”). The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint seeks (i) an investigation by the ITC pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® into the United States and a cease and desist order which would bar sales and marketing of Jeuveau® within the United Sates either of which would materially adversely affect the Company’s ability to carry out its business and which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm.
Other Legal Matters
The Company, from time to time, is involved in various litigation matters or regulatory encounters arising in the ordinary course of business that could result in unasserted or asserted claims or litigation. These other matters may raise difficult and complex legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit or regulatory encounter is brought, and differences in applicable laws and regulations. Except as set forth above, the Company does not believe that these other matters would have a material adverse effect on its accompanying financial position, results of operations or cash flows. However, the resolution of one or more of the other matters in any reporting period could have a material adverse impact on the Company’s financial results for that period.

Evolus, Inc.
Notes to Condensed Financial Statements

Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2019, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2019, 27,393,004 shares were issued and outstanding.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On November 21, 2018, an additional 1,091,000 were reserved under the evergreen provision of the Plan. As of June 30, 2019, the Company has available an aggregate of 1,044,840 shares of common stock for future issuance under the Plan.
Stock-Based Award Activity and Balances
Options are granted at exercise prices based on the Company’s common stock price on the date of grant. The options and RSU grants generally vest over a one- to four-year period. There have been no awards granted with performance conditions or market conditions for the periods presented. The options generally have a contractual term of 10 years. The fair value of options is estimated using the Black‑Scholes option pricing model, which has various inputs, including the grant date common share price, exercise price, risk‑free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The fair value of RSU grants is determined at the grant date based on the common share price. The Company records stock‑based compensation expense net of actual forfeitures when they occur.
The weighted-averages for key assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Volatility	59.7%	59.2%	59.3%	57.6%
Risk-free interest rate	2.40%	2.84%	2.57%	2.62%
Expected life in years	6.25	6.23	6.18	6.23
Dividend yield rate	—%	—%	—%	—%

Evolus, Inc.
Notes to Condensed Financial Statements

A summary of stock option activity under the Plan for the six months ended June 30, 2019, is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Per Share	Terms (Years)	(in thousands)
Outstanding, December 31, 2018	3,257,801	$11.99	9.26	$7,119
Granted	1,086,585	19.51
Exercised	(107,373)	9.98
Cancelled/forfeited	(217,672)	12.58
Outstanding, June 30, 2019	4,019,341	$14.04	8.61	$12,724
Exercisable, June 30, 2019	762,993	$10.85	7.23	$3,779
The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2018 and the first trading day preceding June 30, 2019.
A summary of the status of the Company’s nonvested options as of and changes during the six months ended June 30, 2019, are presented below:

		Weighted-Average
	Stock	Grant Date
	Options	Fair Value
Outstanding, December 31, 2018	3,257,801	$7.32
Granted	1,086,585	11.22
Vested	(870,366)	6.80
Cancelled/forfeited	(217,672)	8.24
Outstanding, June 30, 2019	3,256,348	$8.70
A summary of RSU activity under the Plan for the six months ended June 30, 2019, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding, December 31, 2018	271,404	$16.53
Granted	3,000	18.33
Vested	(21,375)	25.69
Forfeited	(17,534)	13.08
Outstanding, June 30, 2019	235,495	$15.98

Evolus, Inc.
Notes to Condensed Financial Statements

The following table summarizes stock-based compensation expense (in thousands) arising from the above Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative	$2,282	$2,246	$4,026	$2,924
Research and development	175	377	429	706
	$2,457	$2,623	$4,455	$3,630
In addition, during the three and six months ended June 30, 2019, the Company capitalized $29,000 and $46,000, respectively, of stock-based compensation expense in capitalized software. Capitalized software is a component of intangible assets and is presented in the accompanying condensed balance sheets. See Note 5, Goodwill and Intangible Assets for capitalized software information.
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
Overview
We are a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market. On February 1, 2019, we received the approval of our first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration, or FDA. In May 2019, we commercially launched Jeuveau® in the United States.

Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Our primary market is the self-pay aesthetic market, which includes medical products purchased by physicians that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. We believe we offer physicians and consumers a compelling value proposition with Jeuveau®. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader, and prior to the approval of Jeuveau®, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.

In May 2019, as part of our commercial launch, we introduced the Jeuveau® Experience Treatment, or J.E.T., an exclusive program for aesthetic providers and consumers to be the first to experience Jeuveau®. J.E.T. is a limited time and quantity program which offers aesthetic providers the opportunity to receive multiple shipments of Jeuveau®. Aesthetic providers may progress through the J.E.T. program by completing activities such as filling out marketing surveys. The program was made available through our technology platform, “Evolus Practice,” which allows providers to open a new account, order Jeuveau®, pay invoices, and engage with our customer experience team and medical affairs representatives. We do not recognize net revenues from shipments made through the J.E.T. program. We have generated net revenues from aesthetic practices that have purchased products directly from us after completion or outside of the J.E.T. program.
We have a License and Supply Agreement, or the Daewoong Agreement, with Daewoong Pharmaceuticals Co., Ltd., or Daewoong, a South Korean pharmaceutical manufacturer, pursuant to which Daewoong manufactures and supplies us with Jeuveau® and granted us an exclusive license to develop, distribute, market and sell Jeuveau® in the United States, EU,

Canada, Australia, Russia, Commonwealth of Independent States, or C.I.S., and South Africa, or the covered territories. Daewoong also granted us a non-exclusive license to do the same in Japan.
In August 2018 we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We plan to begin to market Jeuveau® in Canada in the second half of 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. We also submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and it was accepted for review in July 2017. In April 2019, the Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion, recommending marketing authorization for the product. Following a positive opinion from the CHMP, the European Commission, or EC, undergoes an administrative decision-making process before issuing a final decision on an MAA.
In June 2019, we were informed by the EMA that the EC has requested supplementary information from the EMA/CHMP as part of their review of our MAA. In response to the EC’s request, in July 2019, the CHMP adopted a revised positive opinion which again recommended marketing authorization for the product. The EC will review the CHMP’s revised opinion and we anticipate that we will receive approval for the product in the second half of 2019.
We have a limited history of generating revenue from Jeuveau® and have never been profitable. As of June 30, 2019, we had an accumulated deficit of $171.6 million. We recorded net revenues of $2.3 million for the three and six months ended June 30, 2019, respectively. We recorded net losses of $37.6 million and $48.5 million for the three and six months ended June 30, 2019, respectively. We recorded net losses of $16.4 million and $22.6 million for the three and six months ended June 30, 2018, respectively.
We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® and seek regulatory approvals outside of the United States. In the remainder of 2019, we expect to continue to incur significant expenses related to the continued implementation of J.E.T. and implementing targeted marketing campaigns.
Daewoong License and Supply Agreement
In 2013, we entered into the Daewoong Agreement, pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong Pharmaceuticals Co., Ltd., or Daewoong, for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases upon commercialization in order to maintain the exclusivity of the license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. Upon the FDA approval of Jeuveau® in February 2019, we paid Daewoong a $2.0 million milestone payment. Under the Daewoong Agreement, as of June 30, 2019, the maximum remaining aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $11.5 million. Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining and maintaining regulatory approvals, including clinical expenses, and commercialization expenses.
Royalties and Notes Payable to Evolus Founders
We are obligated to make the following future payments to the founders of Evolus (i) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® and (ii) a $20.0 million promissory note that will mature in November 2021. The obligations set forth in (i) above will terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. As these revised payment obligations are not perpetual, we do not have the right to terminate any future payments for a one-time lump sum payment. In the second quarter of 2019, the Evolus Founders ceased to be related parties and the respective captions on the condensed financial statements were updated to reflect this change.
Our Relationship with ALPHAEON Corporation
Prior to our initial public offering, or IPO, in February 2018, we were wholly owned by ALPHAEON Corporation. During that time, we funded our operations primarily through contributions and related party borrowings from ALPHAEON. For periods prior to the completion of our IPO on February 12, 2018, we derived our financial statements by allocating expenses associated with our operations from ALPHAEON’s consolidated financial statements in accordance with applicable accounting standards and SEC regulations. Our management believes that the allocations and results are reasonable for all periods presented in our financial statements. However, allocations may not be indicative of the actual expense we would have incurred had we operated as an independent company for the periods presented.
In January 2018, we entered into a services agreement with ALPHAEON, or the services agreement, which became effective in connection with our IPO. The services agreement sets forth certain terms between ALPHAEON and us that govern the respective responsibilities and obligations between ALPHAEON and us, as it relates to the services to be performed between us. The fees charged for any services rendered pursuant to the services agreement are the actual cost incurred by ALPHAEON or us, as the case may be, in providing the services for the relevant period.
As of June 30, 2019, ALPHAEON owned approximately 31.6% of our outstanding shares of common stock. As a result, we are no longer considered a “controlled company” within the meaning of the Nasdaq Marketplace Rules.

Components of Results of Operations

Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau® to customers in the U.S. self-pay aesthetic market, net of customer rebates and coupons. We began shipping Jeuveau® in May 2019. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. Because the purpose of our J.E.T. program was to give customers experience with our product, we did not generate any net revenues from shipments related to the J.E.T. program. We anticipate our net sales will increase beginning in the second half of 2019 as the mix of Jeuveau® orders shift from the J.E.T. program to revenue generating.

Cost of sales
Cost of sales primarily reflects the aggregate costs to purchase Jeuveau® from Daewoong. We anticipate our cost of sales will increase as Jeuveau® sales increases. Our gross margin may also fluctuate in the future as we implement various marketing programs that may affect the average selling price of Jeuveau®.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses primarily consist of expenses related to personnel, marketing programs, physician engagement, digital platform, conferences, travel, and professional services. Personnel-related expenses include salaries, sales commissions, bonuses, fringe benefits, and stock-based compensation for our employees in administrative, commercial and other operating functions. Professional services primarily include accounting, auditing, legal, and various consulting services. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies, and performance-based personnel-related expenses, such as commissions and bonuses.

Research and Development Expenses
Since our inception, we have focused on developing Jeuveau®. We expense our research and development costs as we incur them. Our research and development expenses primarily consist of research personnel-related expenses, including salaries, fringe benefits, and stock-based compensation; costs of conducting clinical studies, including fees paid to clinical study sites and vendors, costs of acquiring and evaluating clinical study data, and fees paid to clinical consultants related to the execution of clinical trials; other outside consulting services; and the costs of materials, supplies and travel.

Expenses related to clinical studies are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with clinical research organizations that we may use to conduct and manage our clinical studies on our behalf.

We expect our overall research and development expenses to increase if and when we seek to develop future product candidates and pursue regulatory approvals in other jurisdictions.

Revaluation of Contingent Royalty Obligation to Evolus Founders
The fair value of the contingent royalty obligation payable to Evolus Founders is primarily driven by assumptions related to revenue forecasts, discount rate, and timing of cash flows.

Depreciation and amortization
Depreciation and amortization expenses primarily consist of the amortization of the distribution right that was reclassified from IPR&D asset upon FDA approval of Jeuveau® in February 2019 as well as the amortization of internal-use software that was placed in service upon launching Jeuveau® in May 2019.
Non-Operating Income (Expense), Net
Non-operating income (expense), net primarily consists of interest income derived from our short-term investments and interest expense incurred for our debt facilities.
Income Taxes (Benefit) Expense
Our tax provision is comprised of U.S. and state income taxes. We currently have a full valuation allowance against our net deferred tax assets. We have provided for the tax effects of uncertain tax positions in our tax provision.
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Net revenues	$2,311	$—	$2,311
Cost of sales (excludes amortization of intangible assets)	660	—	660
Gross profit	1,651	—	1,651
As a percentage of net revenues	71.4%	—%
Operating expenses:
Selling, general and administrative	34,892	6,248	28,644
Research and development	509	1,648	(1,139)
Revaluation of contingent royalty obligation payable to Evolus Founders	1,269	8,200	(6,931)
Depreciation and amortization	978	4	974
Total operating expenses	37,648	16,100	21,548
Loss from operations	(35,997)	(16,100)	(19,897)
Non operating income (expense), net	(1,797)	(321)	(1,476)
Loss before income taxes:	(37,794)	(16,421)	(21,373)
Income tax (benefit) expense	(227)	12	(239)
Net loss	$(37,567)	$(16,433)	$(21,134)
Net Revenues
During the three months ended June 30, 2019, we recorded net revenues of $2.3 million consisting of sales of Jeuveau®, which was commercially launched and began shipping to customers in the United States in May 2019. We did not record any net revenue during the three months ended June 30, 2018.
Cost of Sales
Our cost of sales was $0.7 million for the three months ended June 30, 2019, which primarily consisted of the cost of inventory that was purchased from Daewoong. We did not record any cost of sales during the three months ended June 30, 2018. Our gross profit as a percentage of net revenues was 71.4% for the three months ended June 30, 2019.
Selling, General and Administrative
Selling, general and administrative expenses increased by $28.7 million to $34.9 million for the three months ended June 30, 2019 from $6.2 million for the three months ended June 30, 2018. The increase was primarily attributable to the U.S. launch of Jeuveau®. This included higher personnel-related expenses as a result of an increase in hiring including approximately a

140-person U.S. sales force, building out our corporate and commercial infrastructure and marketing expenses including the J.E.T. program. Personnel-related expenses, including stock-based compensation, increased by $9.7 million to $14.2 million for the three months ended June 30, 2019 from $4.5 million for the three months ended June 30, 2018.
Research and Development
Research and development expenses decreased by $1.1 million to $0.5 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® in 2018.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value is recorded in operating expenses in each period. During the three months ended June 30, 2019, the charge of $1.3 million related to the revaluation was primarily driven by changes in management assumptions related to revenue forecasts and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $1.0 million to $1.0 million for the three months ended June 30, 2019 from a de minimis amount for the three months ended June 30, 2018. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years as well as amortization of the internal-use software costs over two years.
Non-Operating Income (Expense), Net
Non-operating expense, net, increased by $1.5 million to $1.8 million for the three months ended June 30, 2019 from $0.3 million for the three months ended June 30, 2018. Interest income was $0.6 million for the three months ended June 30, 2019, which was primarily attributable to interest earned from short-term investments. During the three months ended June 30, 2018, we did not generate any interest income. Interest expense increased by $2.1 million to $2.4 million for the three months ended June 30, 2019 from $0.3 million for three months ended June 30, 2018, which was primarily attributable to interest incurred for our long-term debt to Oxford Finance, LLC and the contingent promissory note payable to the Evolus Founders.
Income Taxes (Benefit) Expense
Income tax benefit increased by $0.2 million to $0.2 million for the three months ended June 30, 2019 from a de minimis amount for the three months ended June 30, 2018. This was primarily attributable to a partial release of the valuation allowance related to the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net revenues	$2,311	$—	$2,311
Cost of sales (excludes amortization of intangible assets)	660	—	660
Gross profit	1,651	—	1,651
As a percentage of net revenues	71.4%	—%
Operating expenses:
Selling, general and administrative	52,411	9,715	42,696
Research and development	2,862	3,326	(464)
Revaluation of contingent royalty obligation payable to Evolus Founders	6,182	9,100	(2,918)
Depreciation and amortization	1,462	4	1,458
Total operating expenses	62,917	22,145	40,772
Loss from operations	(61,266)	(22,145)	(39,121)
Non operating income (expense), net	(2,026)	(428)	(1,598)
Loss before income taxes:	(63,292)	(22,573)	(40,719)
Income tax (benefit) expense	(14,750)	22	(14,772)
Net loss	$(48,542)	$(22,595)	$(25,947)
Net Revenues
During the six months ended June 30, 2019, we recorded net revenues of $2.3 million consisting of sales of Jeuveau® which was commercially launched and began shipping to customers in the United States in May 2019. We did not record any net revenue during the six months ended June 30, 2018.
Cost of Sales
Our cost of sales was $0.7 million for the six months ended June 30, 2019, which primarily consisted of the cost of inventory that was purchased from Daewoong. We did not record any cost of sales during the six months ended June 30, 2018. Our gross profit as a percentage of net revenues was 71.4% for the six months ended June 30, 2019.
Selling, General and Administrative
Selling, general and administrative expenses increased by $42.7 million to $52.4 million for the six months ended June 30, 2019 from $9.7 million for the six months ended June 30, 2018. The increase was primarily attributable to the U.S. launch of Jeuveau®. This included higher personnel-related expenses as a result of an increase in hiring including approximately a 140-person U.S. sales force, building out our corporate and commercial infrastructure and marketing expenses including the J.E.T. program. Personnel-related expenses, including stock-based compensation, increased by $15.2 million to $21.4 million for the six months ended June 30, 2019 from $6.2 million for the six months ended June 30, 2018.
Research and Development
Research and development expenses decreased by $0.4 million to $2.9 million for the six months ended June 30, 2019 from $3.3 million for the six months ended June 30, 2018. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® in 2018, partially offset by one-time bonuses of $1.6 million to certain current and former employees upon FDA approval of Jeuveau® in February 2019, including a one-time bonus of $0.7 million paid to Rui Avelar, M.D., Evolus’ Chief Medical Officer and Head of Research & Development.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
During the six months ended June 30, 2019, the charge of $6.2 million related to the revaluation was primarily driven by changes in management assumptions related to revenue forecasts, discount rate, and timing of cash flows.

Depreciation and Amortization
Depreciation and amortization increased by $1.5 million to $1.5 million for the six months ended June 30, 2019 from a de minimis amount for the six months ended June 30, 2018. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years as well as amortization of the internal-use software costs over two years.
Non-Operating Income (Expense), Net
Non-operating expenses, net, increased by $1.6 million to $2.0 million for the six months ended June 30, 2019 from $0.4 million for the six months ended June 30, 2018. Interest income was $1.0 million for the six months ended June 30, 2019, which was primarily attributable to interest earned from short-term investments. During the six months ended June 30, 2018, we did not generate any interest income. Interest expense increased by $2.6 million to $3.0 million for the six months ended June 30, 2019 from $0.4 million for six months ended June 30, 2018, which was primarily attributable to interest incurred for our long-term debt to Oxford Finance, LLC and the contingent promissory note payable to the Evolus Founders.
Income Taxes (Benefit) Expense
Income tax benefit increased by $14.8 million to $14.8 million for the six months ended June 30, 2019 from a de minimis amount for the six months ended June 30, 2018. This was primarily attributable to a partial release of the valuation allowance. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result the related valuation allowance was released.
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $30.3 million, short-term investments of $69.6 million, working capital of $92.7 million, and stockholders’ equity of $41.2 million.
We have a limited history of generating revenues and only began shipping Jeuveau® in May 2019. We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. As of June 30, 2019, we had an accumulated deficit of $171.6 million. We had net losses of $48.5 million and $22.6 million for the six months ended June 30, 2019 and 2018, respectively, and we used net cash in operating activities of $52.4 million and $7.9 million for the six months ended June 30, 2019 and 2018, respectively. We anticipate that net cash used in operating activities will increase as we continue commercializing Jeuveau®.
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
The credit facility is secured by substantially all of our assets. The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we may create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions. As of June 30, 2019, we were in compliance with all credit facility covenants.
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
Operating Leases
We lease office facilities under various operating lease agreements. Our corporate headquarters is located in Newport Beach, California, in a facility that we sublease under a non-cancelable operating lease for a fixed amount each month. The sublease for this facility expires on January 20, 2020. On May 15, 2019, we entered into a non-cancelable operating lease for the same office facility with the original lessor. This non-cancelable operating lease will commence on February 1, 2020 and expire on January 31, 2025 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on each February 1 anniversary. We may, under certain circumstances, terminate the lease on the 36 months anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. We have an option to extend the term of the lease for an additional 60 months.
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash, cash equivalents, and short-term investments, will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate from the date of the issuance of this Quarterly Report on Form 10-Q.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, we may need to significantly reduce our controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspend certain research and development, sales and marketing programs and other operational goals.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents, and short-term investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of any future product candidates we develop or acquire;

•	the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;

•	our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively

•	the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities for Jeuveau® or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of maintaining a sales force, the productivity of that sales force, and the market acceptance of our products;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to Jeuveau® and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(52,358)	$(7,865)
Investing activities	(71,798)	(9)
Financing activities	61,283	51,459
Change in cash and cash equivalents	(62,873)	43,585
Cash and cash equivalents, beginning of period	93,162	—
Cash and cash equivalents, end of period	$30,289	$43,585

Operating Activities
Operating activities used $52.4 million of cash for the six months ended June 30, 2019 which primarily resulted from our net loss of $48.5 million as adjusted for a non-cash income tax benefit of $14.8 million resulting from partial release of the valuation allowance, and certain non-cash charges including stock-based compensation expense of $4.5 million, a $6.2 million change in revaluation of our contingent royalty obligation and $1.5 million of depreciation and amortization. The change in net operating assets and liabilities of $2.0 million was primarily driven by significant cash outflows from inventory purchases and timing of accounts receivable collections and prepayments, as partially offset by an increase in accounts payable and accrued expenses due to timing of vendor billing and invoice payments.
Investing Activities
Investing activities used $71.8 million of cash for the six months ended June 30, 2019 primarily resulting from purchases of short-term investments net of maturities and additions to capitalized software.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2019 was $61.3 million which primarily resulted from the proceeds of $71.7 million received from our credit facility net of discounts and issuance costs and $0.8 million received from issuance of common stock related to the incentive equity plan. These net proceeds were partially offset by a $9.2 million payment of contingent royalty obligations to the Evolus Founders and a $2.0 million payment to Daewoong upon FDA approval of Jeuveau® in February 2019.
Indebtedness
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
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2018, other than the adoption of the new lease and revenue recognition accounting standards.
Revenue Recognition
We currently operate in one reportable segment and all of our net revenue is derived from sales of Jeuveau®. We recognize revenue when control of Jeuveau® is transferred to a customer upon receipt. We do not accept product returns except under limited circumstances such as damages in transit or ineffective product. Any amounts related to taxes assessed by governmental authorities are excluded from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general, and marketing expenses on the condensed statements of operations and comprehensive loss. Payment terms are short-term and customer contracts do not include significant financing components.

We provide customers with trade and volume discounts and prompt pay discounts that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, for the volume rebates and coupon programs. Volume rebates are contractually offered to certain customers. Generally, the rebates payable to each customer are determined objectively based on the contract and quarterly purchase volumes. Through the coupons program, customers receive coupons redeemable into gift cards funded by us for the benefit of consumers. The coupons are accounted for as variable consideration. We currently do not have sufficient historical data to estimate the coupon redemption rates. Accordingly, the coupons are fully accrued based on contract terms and the volume of products purchased and recorded as a reduction to revenues on product delivery.
Accounts receivable are recorded at the invoiced amount and do not bear interest. We assess the probability that we will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, we estimate the amounts of receivables considered uncollectible to reflect an allowance for doubtful accounts. There was no significant provision for allowance of doubtful accounts during the six months ended June 30, 2019.
Definitive-Lived Distribution Right Intangible Asset
The IPR&D of $56.1 million recognized in our condensed balance sheet for the year ended December 31, 2018 represented the license and associated distribution rights to develop Jeuveau®. Upon the FDA approval of Jeuveau® on February 1, 2019, we paid Daewoong a $2.0 million milestone payment which increased the cost basis of the IPR&D, and the IPR&D project was considered completed by us and reclassified as a definite-lived distribution right intangible asset, which is amortized over the period the asset is expected to contribute to our future cash flows. We determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, we concluded it will be amortized on a straight-line basis over the estimated useful life of 20 years. Amortization is recorded within depreciation and amortization on the condensed statements of operations and comprehensive loss.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, in connection with the launch of Jeuveau®, we adopted additional internal controls and procedures relating to the accounting for net revenues, as well as the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers in connection therewith, and related commercial inventory.
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
There have been no material developments with respect to the information previously reported in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A.    Risk Factors.
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 20, 2019.  With the exception of risks relating to the commercialization of Jeuveau® and our status as a controlled company, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
Risks Related to Our Business and Strategy
We have a short operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our short operating history, make it difficult to assess our future viability.
We are a performance beauty company with a short operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and have a limited history of generating revenue. We are not profitable and have incurred losses in each year since our inception in 2012. We have a short operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $48.5 million, $46.9 million and $4.5 million for the six months ended June 30, 2019, and years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit as of June 30, 2019 of $171.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve substantial revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully commercialize Jeuveau®, we may never generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product was commercially launched in the United States in May 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including the following:

•	our success in educating physicians and consumers about the benefits, administration and use of Jeuveau®;

•	the prevalence, duration and severity of potential side effects experienced with Jeuveau®;

•	achieving and maintaining compliance with all regulatory requirements applicable to Jeuveau®;

•	the ability to raise additional capital on acceptable terms, or at all, if needed, to support the commercial launch of Jeuveau®;

•	the acceptance by physicians and consumers of the safety and efficacy of Jeuveau®;

•	our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States;

•
the ability of our current manufacturer and any third parties with whom we may contract to manufacture Jeuveau® to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, requirements; and

•
the availability, perceived advantages, relative cost, relative safety and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant issues commercializing Jeuveau®. Further, we may never be able to successfully commercialize Jeuveau® or any future product candidates. In addition, our experience as a commercial company is limited. Accordingly, we may not be able to generate sufficient revenue through the sale of Jeuveau® or any future product candidates to continue our business.
We rely on the Daewoong Agreement to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.
Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau®, obtain from Daewoong all of our product supply requirements for Jeuveau® and pay to Daewoong regulatory milestone payments and other cash payments in connection with the net sales of Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license.
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
If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Daewoong and Daewoong may have the right to terminate our license. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Daewoong Agreement, we may not have sufficient funds available to meet our obligations, which would allow Daewoong to terminate the Daewoong Agreement. Any termination or loss of rights (including exclusivity) under the Daewoong Agreement would materially and adversely affect our ability to commercialize Jeuveau®, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Daewoong Agreement, we believe it would be difficult for us to find an alternative supplier of a botulinum toxin type A complex. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with Daewoong, the demand for Jeuveau® could be materially and adversely affected. Additionally, if the Daewoong Agreement is terminated, breached or has certain other adverse actions, it may constitute an event of default under our loan and security agreement, or credit facility, with Oxford Finance, LLC, or Oxford. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
We currently rely solely on Daewoong to manufacture Jeuveau®, and as such, any production or other problems with Daewoong could adversely affect us.
We depend solely upon Daewoong for the manufacturing of Jeuveau®. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Suppliers of any new product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on Daewoong entails additional risks, including reliance on Daewoong for regulatory compliance and quality assurance, the possible breach of the Daewoong Agreement by Daewoong, and the possible termination or nonrenewal of the Daewoong Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of Daewoong, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Jeuveau®. Our dependence on Daewoong also subjects us to all of the risks related to Daewoong’s business, which are all generally beyond our control. Daewoong’s ability to perform its obligations under the Daewoong Agreement is dependent on Daewoong’s operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in South Korea and the broader region in general and the ability of Daewoong to continue to successfully attract customers and compete in its market. Furthermore, Daewoong’s recently constructed manufacturing facility is Daewoong’s only facility meeting FDA and EMA cGMP requirements. Daewoong’s lack of familiarity with, or inability to effectively operate, the facility and produce products of consistent quality, may harm our ability to compete in our market.
Additionally, although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on Daewoong for day-to-day compliance with cGMP for production of drug substance and finished products. Facilities used by Daewoong to produce the drug substance and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. If the safety of Jeuveau® is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could adversely impact our ability to effectively commercialize Jeuveau®.
Any failure or refusal by Daewoong or any other third party to supply Jeuveau® or any other product candidates or products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, aesthetic medicine and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Jeuveau®. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
Third parties may assert that we or any of our current or future licensors, including Daewoong, are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of Jeuveau® or any future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that Jeuveau® or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of Jeuveau® or any future product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of Jeuveau® or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of Jeuveau® and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. Presently, we are a defendant in a lawsuit brought by Medytox, Inc., or Medytox, on June 7, 2017 in the Superior Court of the State of California, alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Medytox claims that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.
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
With specific regard to us, Medytox alleges that (i) we have violated California Uniform Trade Secrets Act, Cal. Civ. Code Section 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to us as a result of our relationship with Daewoong, (ii) we have stolen the BTX strain through our possession of and refusal to return the BTX strain, (iii) we have engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code Section 17200, including conversion of the BTX strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights.

Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting us from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs.
Given the early stage in the Medytox Litigation, we are unable to predict the likelihood of success of Medytox’s claims against us, ALPHAEON, SCH or Daewoong or to quantify any risk of loss. The Medytox Litigation and any other similar claims, suits, government investigations, and proceedings are inherently uncertain and their results may not be favorable for us. For example, if the Medytox Litigation has a negative outcome for us, ALPHAEON or Daewoong, it could result in us losing access to Jeuveau® and the manufacturing process and require us to negotiate a new license with Medytox for continued access to Jeuveau®. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license Jeuveau®, we may not be able to find a replacement product, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. An adverse ruling against either us or one of the other defendants of any such proceedings could adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders. We intend to defend ourselves vigorously in the proceedings. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® into the United States and a cease and desist order which would bar sales and marketing of our sole product Jeuveau® within the United Sates either of which would adversely affect our ability to carry our out our business and which would have an adverse effect on our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations. Additionally, in certain cases if there is preliminary or permanent relief granted under the Medytox Litigation or the ITC matter, it may constitute an event of default under our credit facility. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
Parties making claims against us or any of our current or future licensors may request and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, we or any of our current or future licensors may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties which may not be commercially or more available, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical trial supplies or allow commercialization of Jeuveau® or any future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. Similarly, third-party patents could exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
Borrowings under our credit facility could adversely affect our financial condition and restrict our operating flexibility.

On March 15, 2019, or the closing date, we entered into a credit facility with Oxford, or the lender, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans will be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if we maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
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
We expect to require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of Jeuveau® in the United States, EU and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to commercialize Jeuveau®, for the development of any other indications of Jeuveau®, and for the clinical development of any additional product candidates we may choose to pursue.
In the near term, these expenditures will include costs associated with the development and expansion of our sales force and commercialization infrastructure in connection with commercializing Jeuveau®. In the long term, these expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the regulatory approval process and commercialization expenditures needed to meet our sales objectives is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Jeuveau® or any future product candidates. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations.
We may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau® is slower than expected. Our currently anticipated expenditures for the commercialization of Jeuveau® may exceed existing cash, cash equivalents and investments, and we expect that we will need to seek additional debt or equity financing. Additionally, under our credit facility, in order to draw the final $25 million of the facility, we must meet a number of conditions including maintaining compliance with covenants under the credit facility and the achievement of specified net sales targets based on a trailing six month basis. In the event we are unable to reach this net sales milestone, we will not be able to draw the additional $25 million.
We expect that we will need to raise additional capital to fund our operations and continue to support both our near and long-term expenditures. [Our future capital requirements depend on many factors, including:

•	the cost of commercialization activities for Jeuveau® or if any other future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the scope, progress, results and costs of researching and developing any future product candidates, and conducting preclinical and clinical trials;

•
our ability to accurately forecast demand for our products, the ability of our third-party manufacturers to scale production to meet that demand, and our ability to effectively manage our working capital requirements including the purchase of inventory and collection of receivables;

•	costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;

•	the timing of, and the costs involved in, obtaining and maintaining regulatory approvals for any future product candidates;

•	the degree and rate of market acceptance of Jeuveau® or any future approved products;

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
If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to commercialize Jeuveau® or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
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
Jeuveau® may fail to achieve the broad degree of physician adoption and use necessary for commercial success.
Jeuveau® may fail to gain sufficient market acceptance by physicians, consumers and others in the medical aesthetics community. The commercial success of Jeuveau® and any future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for Jeuveau®.
The degree and rate of physician adoption of Jeuveau® and any future product candidates depend on a number of factors, including:

•	the effectiveness, ease of use, and safety of Jeuveau® and any future product candidates as compared to existing products or treatments;

•
physician and consumer willingness to adopt Jeuveau® to treat glabellar lines or other aesthetic indications we may pursue over products and brands with which consumers and physicians may have more familiarity or recognition or additional approved uses;

•
overcoming any biases physicians or consumers may have toward the use, safety and efficacy of existing products or treatments and successful marketing of the benefits of a 900 kDa botulinum toxin type A complex;

•	the cost of Jeuveau® and any future product candidates in relation to alternative products or treatments and willingness to pay for the product or treatment on the part of consumers;

•	proper training and administration of Jeuveau® and any future product candidates by physicians and medical staff;

•	consumer satisfaction with the results and administration of Jeuveau® and any future product candidates and overall treatment experience;

•	changes in pricing, promotional, negative sales tactics, promotion of longer-term purchase agreements and bundling efforts by competitors;

•
the filing of various lawsuits by competitors with the intent of preventing or delaying our product launches, to distract management’s attention from operating our business and to devote significant financial resources to defend such litigation attempts;

•	consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;

•	the willingness of consumers to pay for Jeuveau® and any future product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that Jeuveau® and any future product candidates may offer a physician as compared to alternative products or treatments;

•	the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;

•	any adverse impact on our brand resulting from key opinion leader relationships with ALPHAEON or SCH, whether or not related to us;

•	our ability to compete with our competitors’ product bundling offerings as we initially launch Jeuveau® as a stand-alone product; and

•	adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
In addition, in its clinical trials, Jeuveau® was clinically tested with one Jeuveau® unit compared to one BOTOX unit. Jeuveau® is the only known neurotoxin product in the United States with a 900 kDa complex other than BOTOX. We believe that aesthetic physicians’ familiarity with the 900 kDa complex’s handling, preparation and dosing will more easily facilitate incorporation of Jeuveau® into their practices. However, the ease of integration of Jeuveau® into a physician’s practice may not be as seamless as we anticipate.
If Jeuveau® or any future product candidates fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
If there is not sufficient consumer demand for Jeuveau®, our financial results and future prospects will be harmed.
Treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend Jeuveau® to their patients;

•	the extent to which Jeuveau® satisfies consumer expectations and overcoming consumer loyalty with existing products and brands;

•	our ability to properly train physicians in the use of Jeuveau® such that their consumers do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of Jeuveau® versus other aesthetic treatments;

•	the development and availability of alternative products and treatments that seek to address similar goals;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular;

•	the success of any direct-to-consumer marketing efforts that we may initiate;

•	the ability and ease with which physicians are able to incorporate Jeuveau® into their practices;

•	changes in demographic and social trends; and

•	general consumer confidence, which may be impacted by economic and political conditions.
Jeuveau® is the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy will allow for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, physicians may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to Jeuveau®, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with Jeuveau® on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for Jeuveau®.
In addition, we have not pursued regulatory approval of Jeuveau® for indications other than for the treatment of glabellar lines, which may limit adoption of Jeuveau®. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin product and may be able to market such product for use in a way we cannot. For example, we are aware that one of our competitors, Allergan plc, or Allergan, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than Jeuveau®. If we are unable to obtain approval for indications in addition to glabellar lines, our marketing efforts for Jeuveau® will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau®.
Jeuveau® faces, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
In May 2019, we commercially launched Jeuveau® into the highly competitive U.S. aesthetic neurotoxin market. In the long term, we expect to expand our focus to the broader self-pay healthcare market. While numerous companies are engaged in the development, patenting, manufacture and marketing of aesthetic neurotoxin products competitive with Jeuveau®, Allergan, through its product BOTOX, held approximately 75.0% of the global market share in the aesthetic neurotoxin market by revenue in 2018. Allergan and many of these potential competitors are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, larger sales forces and more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities.
These competitors may also try to compete with Jeuveau® on price both directly, through rebates and promotional programs to high volume physicians and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant amount of studies and research papers that they could use to compete with us.
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
The first use of Jeuveau® is in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval of Jeuveau® for the treatment of glabellar lines and launched commercially in the U.S. We anticipate that Jeuveau® will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Jeuveau® may also compete with unapproved and off-label treatments. In addition, competitors may develop new technologies within the aesthetic market that may be superior in safety and efficacy to Jeuveau® or offer alternatives to the use of toxins, including surgical and radio frequency techniques. To compete successfully in the aesthetic market, we will have to demonstrate that Jeuveau® is at least as safe and effective as current products sold by our competitors. Competition in the aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
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
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than Jeuveau® or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing Jeuveau® and any future product candidates and attracting physician and consumer demand.
Jeuveau® or any other product candidate for which we seek approval as a biologic may face competition sooner than anticipated.
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
We believe that Jeuveau® should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider any of our product candidates to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing.

Jeuveau® is manufactured exclusively in one facility located in South Korea, and we plan to utilize this facility to support commercial production of Jeuveau®. If this facility were damaged or destroyed, or if there occurs a significant disruption in operations at this facility for any reason, our ability to continue to operate our business would be materially harmed.
Daewoong developed the manufacturing process for Jeuveau® and manufactures Jeuveau® in a recently constructed facility located in South Korea. If this facility were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility is disrupted for any other reason, such an event could jeopardize Daewoong’s ability to manufacture Jeuveau® as promptly as we or our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if Daewoong is unable to manufacture Jeuveau® within a timeframe that meets ours and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
Daewoong, the sole manufacturer of Jeuveau®, manufactures Jeuveau® in a facility located in South Korea. In addition, the underlying drug substance for Jeuveau® is also manufactured in a separate facility on the same campus. The risk of extreme weather and earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. There is also a level of political unrest or uncertainty in South Korea and the broader region. Natural disasters or political unrest could severely disrupt Daewoong’s operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
If a natural disaster, political unrest, power outage or other event occurred that prevented Daewoong from using all or a significant portion of its manufacturing facility, or prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because Daewoong manufactures Jeuveau® in its facility, in the event of a natural disaster, political unrest, power outage or other event affecting this facility, we would be required to seek additional manufacturing facilities and capabilities that have obtained the necessary approvals required by state, federal or other applicable authorities in order to continue or resume manufacturing activities, which we may not be able to do on commercially reasonable terms if at all. Any disaster recovery and business continuity plans that we and Daewoong have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or Daewoong’s lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.
Our ability to market Jeuveau® is limited to use for the treatment of glabellar lines, and if we want to expand the indications for which we market Jeuveau®, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
We have received regulatory approval for Jeuveau® in the United States for the treatment of moderate to severe glabellar lines. The terms of that approval restrict our ability to market or advertise Jeuveau® for other indications, which could limit physician and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market Jeuveau® for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, Allergan, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than Jeuveau®. If we are unable to obtain approval for indications in addition to our anticipated approval for glabellar lines, our marketing efforts for Jeuveau® will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau®.
We have entered into an agreement with ALPHAEON relating to certain rights to the therapeutic indications of Jeuveau® under the Daewoong Agreement and, as a result, we will not be able to pursue therapeutic indications for Jeuveau®.
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
In addition, under the therapeutic agreement, ALPHAEON has the right to negotiate the entry into an agreement with Daewoong for distribution rights for therapeutic indications of botulinum toxin products that are separate and distinct from the Daewoong Agreement, or the ALPHAEON-Daewoong agreement. We have agreed to ALPHAEON and Daewoong’s entry into the ALPHAEON-Daewoong agreement, so long as the terms do not diminish, interfere with or adversely affect our ability to distribute Jeuveau® for aesthetic indications in the covered territories and Japan under the Daewoong Agreement.
Our entry into the therapeutic agreement eliminates our ability to expand the permitted uses of botulinum toxin products for therapeutic indications.
If we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as Jeuveau®. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use Jeuveau® on their patients in a manner that is inconsistent with the approved label of the treatment of moderate to severe glabellar lines, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, EMA and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry.
Physicians may also misuse Jeuveau® or any future product candidates or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If Jeuveau® or any future product candidates are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of Jeuveau® or any future product candidates for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.
Jeuveau® or any of our future product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling or result in post-approval regulatory action.
Unforeseen side effects from Jeuveau® or our future product candidates could arise either during clinical development or after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or similar regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA, EMA or similar regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including:

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
Any of the above events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products. The demand for Jeuveau® could also be negatively impacted by any adverse effects of a competitor’s product or treatment.
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
Although a substantial amount of our effort will focus on the commercialization of Jeuveau®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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

If we are unable to establish sufficient sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize Jeuveau® or any other future product candidates or generate significant product revenue.
In connection with the commercial launch of Jeuveau® in the United States, we built sales and marketing capabilities. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, adequately provide complementary products to be offered by sales personnel, which may otherwise put us at a competitive disadvantage relative to companies with more extensive product lines, and handle any unforeseen costs and expenses. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Jeuveau® or any future product candidates. To the extent we commercialize our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties. If we are not successful in commercializing Jeuveau® or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
To successfully commercialize Jeuveau® outside the United States or any other future product candidates in the United States, EU, Canada and other jurisdictions we may seek to enter, we will need to build our marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.
We may need to increase the size of our organization, and we may experience difficulties in managing this growth.
As of June 30, 2019, we had 228 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we:

•	manage any of our future clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate any additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We plan to rely on third-party distribution partners for the distribution of our products, product candidates and services outside of the U.S., which could delay or limit our ability to generate revenue.
With respect to certain markets for our products, product candidates and services outside of the U.S., we plan to retain third-party service providers to perform functions related to the marketing, distribution and sale of Jeuveau® and any future product candidates. Key aspects of those functions may be out of our direct control, including regulatory compliance, warehousing and inventory management, distribution, contract administration, accounts receivable management and call center management. Any future distribution partners may hold significant control over important aspects of the commercialization of our products, including market identification, regulatory compliance, marketing methods, pricing, composition of sales force and promotional activities.
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
We forecast the demand for commercial quantities of our products, and if our forecasts are incorrect, we may experience delays in shipments, increased inventory costs or inventory levels, and reduced cash flow.
We purchase Jeuveau® from Daewoong. Pursuant to the Daewoong Agreement, we submit forecasts of anticipated product orders to Daewoong and may, from time to time, submit purchase orders on the basis of these forecasting requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. In addition, we expect Daewoong to manufacture its own product, Nabota, a botulinum toxin formulation, from this facility for sale in the South Korean market and other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and Daewoong may be unable to meet our increased demand. In addition, our product will have fixed future expiration dates. If we overestimate our component and material requirements, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
If and when we expand internationally, our international operations will expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.
We may have operations both inside and outside the United States. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including:

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
These and other factors could harm our ability to gain future revenue and, consequently, materially impact our business, operating results and financial condition.
A perception of a conflict of interest of our indirect physician investors by other physicians or consumers could negatively impact our future product sales or product approvals.
Prior to our initial public offering, we were indirectly funded through investments in our controlling stockholder, ALPHAEON, and its majority stockholder, SCH, in part, by leading physicians in the self-pay healthcare market, or the indirect physician investors. As a result, through ALPHAEON and SCH, these indirect physician investors may have an indirect financial interest in our success (as our successes, if any, will in part be imputed to ALPHAEON and ultimately SCH) and may be more inclined to use, promote or recommend Jeuveau® to their patients and other physicians. Other physicians may become aware of the indirect and potential financial interest and investments of these indirect physician investors and who realize additional incentives by recommending Jeuveau® and any of our future product candidates. If these other physicians perceive this to be a significant conflict, the other physicians may be unwilling to purchase Jeuveau® or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy. If consumers perceive these indirect physician investors have a conflict of interest in recommending Jeuveau® or any of our future product candidates, they may be unwilling to purchase Jeuveau® or any of our future product candidates and may have a negative view of our brand, which could harm our reputation in the market. If physicians do not recommend Jeuveau® or any of our future product candidates or consumers choose not to purchase any of our products as a result of these conflicts of interest, it could adversely affect our business.
In addition, ALPHAEON is presently a technology company focused on providing healthcare products and services, including patient financing services, and SCH is presently a holding company with direct and/or indirect interests, as the case may be, in ALPHAEON and various other healthcare related and energy related companies. ALPHAEON and SCH may engage in, acquire or otherwise conduct their business in a manner that partners with or otherwise collaborates with the business of our company, Jeuveau® and any of our future product candidates. For example, ALPHAEON offers a patient financing service whereby a qualified patient can receive a line of credit for certain approved medical procedures. An aesthetic medical procedure sought by a qualified patient for the treatment of moderate to severe glabellar lines whereby the physician uses Jeuveau® may be an eligible procedure covered under ALPHAEON’s patient financing service. As a result, our indirect physician investors may receive an additional incremental benefit through a patient’s use of ALPHAEON’s patient financing service and the physician’s use of Jeuveau®. If other physicians or consumers perceive this to be a significant conflict, the other physicians or consumers may be unwilling to purchase Jeuveau® or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy, and it may result in a negative view of our brand, which could harm our reputation in the market.
Further, for our two identical double blind, pivotal U.S. Phase III clinical trials of Jeuveau® (EV-001 and EV-002), one of the twenty clinical investigators was at the time of the pivotal clinical trial an indirect physician investor in our company. For our pivotal double blind, European Phase III study of Jeuveau® (EVB-003), one of the nineteen clinical investigators was at the time an indirect physician investor in our company.  Additionally, in our unblinded, non-pivotal U.S. Phase II clinical trials of Jeuveau® (EV-004 and EV-006), eight of the twenty-nine clinical investigators are or were at the time of the non-pivotal clinical trial indirect physician investors of our company. In the future, clinical investigators for any of our future pivotal or non-pivotal clinical trials may be indirect physician investors in our company. We believe it is likely that they will be required to report some of these relationships to the FDA or EMA to the extent not already disclosed. The FDA or EMA may conclude that a financial relationship, such as an indirect investment, between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or EMA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or EMA and may ultimately lead to the denial of marketing approval of one or more of our future product candidates. In addition, should our products become eligible for government reimbursement in the future, such indirect investments or other financial relationships with clinical investigators may become subject to additional regulations and disclosure requirements.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any future products we develop.
We face an inherent risk of product liability as a result of the commercialization of Jeuveau® and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Jeuveau® or any future product candidates or products we develop;

•	termination of clinical trial sites or entire trial programs;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	significant costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize any products we develop; and

•	a decline in our share price.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of Jeuveau® or any future products that we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to commercialize Jeuveau® or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Lauren Silvernail, our Chief Financial Officer and Executive Vice President, Corporate Development, Rui Avelar, our Chief Medical Officer and Head of R&D and Michael Jafar, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau® or any future products we develop.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, our product will be wholly-paid for by the consumer. Demand for Jeuveau® is tied to discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic down turn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.
In addition, our business strategy was developed based on a number of important assumptions about the self-pay healthcare market. For example, we believe that the number of self-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of Jeuveau® or any of our future product candidates could differ materially from our projections if our assumptions are incorrect.
Our strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability.
Our near-term strategy of focusing exclusively on the self-pay healthcare market may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we cannot offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for Jeuveau®.
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
Our research and development and manufacturing activities in the future may, and Daewoong’s manufacturing and supplying activities presently do, involve the controlled storage, use and disposal of hazardous materials, including botulinum toxin type A, a key component of Jeuveau®, and other hazardous compounds. We and Daewoong are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at Daewoong’s facilities pending their use and disposal. We and Daewoong cannot eliminate the risk of contamination, which could cause an interruption of Daewoong’s manufacturing processes, our commercialization efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by Daewoong for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent.
We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of Jeuveau® and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
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
Risks Related to Intellectual Property
If we or any of our current or future licensors, including Daewoong, are unable to maintain, obtain or protect intellectual property rights related to Jeuveau® or any of our future product candidates, we may not be able to compete effectively in our market.
We and our current licensor Daewoong currently rely upon a combination of trademarks, trade secret protection, confidentiality agreements and proprietary know-how. Botulinum toxin cannot be patented, as it is produced by Clostridium botulinum, a gram-positive, rod-shaped, anaerobic, spore-forming, motile bacterium with the ability to produce the neurotoxin botulinum. Only the manufacturing process for botulinum toxin can be patented, for which Daewoong has obtained a U.S. patent. Our trade secrets and other confidential proprietary information and those of our licensors could be disclosed or competitors could otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we or any of our current or future licensors may encounter significant problems in protecting and defending our or their intellectual property both in the United States and internationally. If we or any of our current or future licensors are unable to prevent material disclosure of the non-patented intellectual property related to Jeuveau® to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business.
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
Following regulatory approval, we, and our direct and indirect suppliers, including Daewoong, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in requirements that we implement REMS programs, requirements that we complete government mandated clinical trials, and government enforcement actions including those relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls.
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
Jeuveau® and any other approved products are subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau® and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with GCP requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
If we fail to obtain regulatory approvals in foreign jurisdictions for Jeuveau® or any future product candidates, we will be unable to market our products outside of the United States.
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
Jeuveau® or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with Jeuveau®. If we are successful in commercializing Jeuveau® or any other product candidate, FDA and other regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authorities could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that Jeuveau® will subject us to the various U.S. federal and most state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
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
Risks Related to Our Relationship with ALPHAEON
ALPHAEON may exert significant influence over our business, and the concentrated ownership of our common stock and certain contractual rights of ALPHAEON may prevent you and other stockholders from influencing significant decisions.
As of June 30, 2019, ALPHAEON owned approximately 31.6% of our outstanding shares of common stock. This concentrated ownership position may provide ALPHAEON with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. This significant stock ownership may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in ALPHAEON and their positions with ALPHAEON.
Vikram Malik, Simone Blank, Bosun Hau, Kristine Romine, M.D., and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own shares of common stock or preferred stock of ALPHAEON, debt instruments convertible into equity interests of ALPHAEON, options to purchase shares of common stock or other equity awards of ALPHAEON. These individuals’ or entities’ holdings of ALPHAEON debt or equity securities, options to purchase shares of ALPHAEON or other equity awards may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of ALPHAEON and Mr. Malik serves as ALPHAEON’s acting President. Their positions at ALPHAEON and the ownership of any ALPHAEON equity or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for ALPHAEON than the decisions have for us.
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
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are not controlled by ALPHAEON, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third-party.

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
SCH is presently a holding company with direct and/or indirect interests, as the case may be, in ALPHAEON and various other healthcare related and energy related companies. SCH may engage in other lines of business in the future, including engaging, acquiring or otherwise conducting their business in a manner that partners with or otherwise collaborates with the business of our company, Jeuveau® and any of our future product candidates. While our certificate of incorporation does not provide the same provision with respect to SCH, SCH may be able to exercise voting and investment control over ALPHAEON and effect the allocation of certain corporate opportunities between us and ALPHAEON.
Risks Related to Our Common Stock
The trading price of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock since February 8, 2018, has ranged from a low of $6.85 to a high of $38.49. The stock market in general and the market for earlier-stage pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of Jeuveau® or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	overall financial market conditions for the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	short selling of our common stock or the publication of opinions regarding our business prospects in a manner that is designed to create negative market momentum;

•	sales of substantial amounts of our stock by ALPHAEON or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions or departures of key personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer and Chief Marketing Officer;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by ALPHAEON as our controlling stockholder, including sales of substantial amounts of our common stock by ALPHAEON;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
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

We are no longer a “controlled company” within the meaning of the Nasdaq Marketplace Rules. Prior to May 2019, we qualified for, and relied on, exemptions from certain corporate governance requirements and our stockholders were not afforded the same protections as the stockholders of companies that are subject to such requirements.
As a result of a sale of shares by ALPHAEON in May 2019, we are no longer be a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Marketplace Rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that our nominating and corporate governance committee be comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	the requirement that our compensation committee be comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement for an annual performance evaluation of our nominating and corporate governance and compensation committees;
Since we utilized certain of these exemptions, our nominating and corporate governance and compensation committees do not consist entirely of independent directors. As a result, we will be required to comply with the above-referenced requirements within one year. We may have difficulty complying with the requirements listed above and while we intend to do so, we cannot assure you that we will be able to comply with such requirements before the end of the phase-in period for compliance. Accordingly, unless and until we comply with these requirements, you will not have the same protections afforded to stockholders of companies that are subject to and in compliance with all of the corporate governance requirements of Nasdaq.
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
As of June 30, 2019, ALPHAEON owned 31.6% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
10.1	First Amendment to Loan and Security Agreement dated as of July 18, 2019, by and between the Company and Oxford Finance, LLC					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
_____________

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