Form 10-Q
period 2019-09-30
Evolus, Inc.
filed 2019-11-04
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of November 1, 2019, 27,425,230 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. Forward-looking statements include, but are not limited to, statements about:

•	our ability to successfully commercialize our sole product Jeuveau® including our ability to successfully market and sell Jeuveau® to our customers;

•	our ability to maintain regulatory approval of Jeuveau® and comply with any related restrictions, limitations and warnings in the label of Jeuveau® and any relevant regulatory requirements;

•	the potential market size, opportunity and growth potential for Jeuveau®;

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

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$39,116	$93,162
Short-term investments	34,913	—
Accounts receivable, net	7,206	—
Inventories	10,043	—
Prepaid expenses and other current assets	3,906	1,177
Total current assets	95,184	94,339
Property and equipment, net	984	—
Operating lease right-of-use assets	4,238	—
Intangible assets, net	59,857	56,076
Goodwill	21,208	21,208
Other assets	1,195	221
Total assets	$182,666	$171,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,125	$1,558
Accrued expenses	14,378	3,718
Contingent royalty obligation payable to Evolus Founders	4,323	—
Operating lease liabilities	1,148	—
Total current liabilities	25,974	5,276
Contingent royalty obligation payable to Evolus Founders	44,572	50,200
Contingent promissory note payable to Evolus Founders	17,674	16,904
Long-term debt, net of discounts and issuance costs	73,180	—
Operating lease liabilities	4,067	—
Deferred tax liability	156	15,055
Deferred rent	—	25
Total liabilities	165,623	87,460
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 27,425,230 and 27,274,991 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	215,574	207,408
Accumulated other comprehensive gain	19	—
Accumulated deficit	(198,551)	(123,025)
Total stockholders’ equity	17,043	84,384
Total liabilities and stockholders’ equity	$182,666	$171,844
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$13,167	$—	$15,478	$—
Cost of sales (excludes amortization of intangible assets)	3,718	—	4,378	—
Gross profit	9,449	—	11,100	—
Operating expenses:
Selling, general and administrative	30,897	7,209	83,308	16,924
Research and development	693	1,977	3,555	5,303
Revaluation of contingent royalty obligation payable to Evolus Founders	1,795	2,300	7,977	11,400
Depreciation and amortization	1,202	3	2,664	7
Total operating expenses	34,587	11,489	97,504	33,634
Loss from operations	(25,138)	(11,489)	(86,404)	(33,634)
Other income (expense):
Interest income	460	—	1,464	—
Interest expense	(2,455)	(322)	(5,485)	(750)
Loss before income taxes:	(27,133)	(11,811)	(90,425)	(34,384)
Income tax (benefit) expense	(149)	19	(14,899)	41
Net loss	$(26,984)	$(11,830)	$(75,526)	$(34,425)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities, net of tax	(24)	—	19	—
Comprehensive loss	$(27,008)	$(11,830)	$(75,507)	$(34,425)
Net loss per share, basic and diluted	$(0.98)	$(0.48)	$(2.76)	$(1.47)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	27,470,558	24,768,581	27,403,683	23,417,417
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,250,000	$—	16,527,000	$—	$—	$—	$(75,543)	$(75,543)
Deemed contribution from Parent, increase of related-party receivable	—	—	—	—	1,051	—	—	1,051
Deemed distribution to Parent, increase of convertible note obligation	—	—	—	—	(1,387)	—	(615)	(2,002)
Capital contribution from Parent, convertible note write-off	—	—	—	—	66,998	—	—	66,998
Capital contribution from Parent, forgiveness of related party borrowings	—	—	—	—	13,188	—	—	13,188
Preferred stock conversion upon initial public offering	(1,250,000)	—	2,065,875	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,047,514	1	53,445	—	—	53,446
Stock-based compensation	—	—	—	—	1,006	—	—	1,006
Net loss and comprehensive loss	—	—	—	—	—	—	(6,162)	(6,162)
Balance at March 31, 2018	—	—	23,640,389	1	134,301	—	(82,320)	51,982
Issuance of common stock in connection with the incentive equity plan	—	—	34,602	—	(238)	—	—	(238)
Stock-based compensation	—	—	—	—	2,623	—	—	2,623
Net loss and comprehensive loss	—	—	—	—	—	—	(16,433)	(16,433)
Balance at June 30, 2018	—	—	23,674,991	1	136,686	—	(98,753)	37,934
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	3,600,000	—	67,380	—	—	67,380
Stock-based compensation	—	—	—	—	1,482	—	—	1,482
Net loss and comprehensive loss	—	—	—	—	—	—	(11,830)	(11,830)
Balance at September 30, 2018	—	$—	27,274,991	$1	$205,548	$—	$(110,583)	$94,966

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock in connection with the incentive equity plan	—	—	10,372	—	(58)	—	—	(58)
Stock-based compensation	—	—	—	—	2,015	—	—	2,015
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Balance at March 31, 2019	—	—	27,285,363	1	209,365	(9)	(134,000)	75,357
Issuance of common stock in connection with the incentive equity plan	—	—	107,641	—	853	—	—	853
Stock-based compensation	—	—	—	—	2,486	—	—	2,486
Net loss	—	—	—	—	—	—	(37,567)	(37,567)
Other comprehensive gain	—	—	—	—	—	52	—	52
Balance at June 30, 2019	—	—	27,393,004	1	212,704	43	(171,567)	41,181
Issuance of common stock in connection with the incentive equity plan	—	—	32,226	—	314	—	—	314
Stock-based compensation	—	—	—	—	2,556	—	—	2,556
Net loss	—	—	—	—	—	—	(26,984)	(26,984)
Other comprehensive loss	—	—	—	—	—	(24)	—	(24)
Balance at September 30, 2019	—	$—	27,425,230	$1	$215,574	$19	$(198,551)	$17,043
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(75,526)	$(34,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,664	7
Stock-based compensation	6,981	5,111
Provisions for rebate and coupon programs	6,671	—
Accretion of discount on short-term investments	(912)	—
Amortization of operating lease right-of-use assets	702	—
Amortization of debt discount and issuance costs	1,513	749
Deferred income taxes	(14,899)	41
Revaluation of contingent royalty obligation payable to Evolus Founders	7,977	11,400
Changes in assets and liabilities:
Inventories	(6,225)	—
Accounts receivable, net	(7,206)	—
Prepaid expenses and other current assets	(1,406)	(739)
Accounts payable	736	378
Accrued expenses	2,000	3,825
Operating lease liabilities	(531)	—
Deferred rent	—	(8)
Net cash used in operating activities	(77,461)	(13,661)
Cash flows from investing activities
Purchases of property and equipment	(346)	(9)
Additions to capitalized software	(3,080)	—
Purchases of short-term investments	(98,982)	—
Maturities of short-term investments	65,000	—
Net cash used in investing activities	(37,408)	(9)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(9,282)	—
Milestone payment for intangible assets	(2,000)	—
Proceeds from issuance of long-term debt, net of discounts	73,906	—
Payment for debt obligation	(705)	—
Payments for debt issuance costs	(2,205)	—
Proceeds from initial public offering, net of underwriters fees	—	56,330
Proceeds from follow-on offering, net of underwriters fees	—	67,680
Payments for offering costs	—	(1,060)
Related party borrowings	—	1,127
Payments on related party borrowings	—	(5,000)
Issuance of common stock in connection with incentive equity plan	1,109	(239)
Net cash provided by financing activities	60,823	118,838
Change in cash and cash equivalents	(54,046)	105,168
Cash and cash equivalents, beginning of period	93,162	—
Cash and cash equivalents, end of period	$39,116	$105,168
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,365	$—
Cash paid for operating leases	$716	$—
Non-cash investing and financing information:
Related party receivable	$—	$73,690
Related party borrowings	$—	$(68,767)
Note obligation	$—	$(140,688)
Contingent royalty obligation payable to Evolus Founders	$—	$39,700
Contingent promissory note payable to Evolus Founders	$—	$16,042
Capital contribution from Parent, convertible note write-off	$—	$66,998
Capital contribution from Parent, forgiveness of related party borrowings	$—	$13,188
Deferred offering costs	$—	$(2,885)
Accounts payable, paid by Parent	$—	$(163)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,565	$—
Landlord paid tenant improvements	$781	$—
Financed D & O insurance payment	$1,561	$—
Capitalized software recorded in accounts payable and accrued expenses	$147	$—
Accrued milestone payment for intangible assets	$1,000	$—
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business and Basis of Presentation
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was approved by Health Canada in August 2018 and the European Commission (“EC”) in 31 countries in September 2019. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. In May 2019, the Company commercially launched Jeuveau® in the United States and launched in Canada through a distributor in October 2019. The Company is headquartered in Newport Beach, California.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net losses of $26,984 and $75,526 for the three and nine months ended September 30, 2019, respectively. Additionally, the Company used cash of $77,461 in operations during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $74,029 in cash and cash equivalents and short-term investments, and an accumulated deficit of $198,551.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain market acceptance of Jeuveau® and achieve a level of revenues adequate to support its cost structure, and operate its business without infringing third party intellectual property rights.
The Company believes that its current capital resources, which consist of cash, cash equivalents, and short-term investments, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, the incurrence of debt to the extent allowed under existing debt arrangements, the entry into licensing or collaboration agreements with partners, or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2019 or for any other interim period.
The accompanying unaudited condensed financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 20, 2019.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 2.    Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2019 as compared with those disclosed in the Annual Report other than the adoption of the new lease and revenue recognition accounting standards described below.
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
On an ongoing basis, the Company evaluates the most significant estimates, including those related to net revenues, allowance for doubtful accounts, fair value measurements, goodwill and long-lived asset valuations and impairment assessments, inventory valuations, income tax valuations and stock-based compensation expense, among others. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.
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
The Company commercially launched Jeuveau® in the United States in May 2019 and, as such, has a limited history of sales. Jeuveau® also requires regulatory approval from certain regulatory authorities prior to commercial sales in the related jurisdictions. If any previously granted approval is retracted or the Company is denied approval or approval is delayed by any other regulators, it may have a material adverse impact on the Company’s business and its financial statements.
The Company is subject to risks common to early stage companies in the pharmaceutical industry including, but not limited to, dependency on the clinical and commercial success of Jeuveau® and any future product candidates, ability to obtain and maintain regulatory approval of Jeuveau® and any future product candidates in the jurisdictions where approval is sought, the need for additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition and untested manufacturing capabilities.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities at purchase of three months or less that can be liquidated without prior notice or penalty. Cash and cash equivalents may include deposits, money market funds and debt securities.  Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction and are considered to be cash equivalents.
The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.
Short-Term Investments
Short-term investments as of September 30, 2019 consisted of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive (loss) gain in the Company’s condensed statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed statements of operations and comprehensive loss using the specific-identification method. The Company periodically reviews all available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company also evaluates whether it has plans or is required to sell short-term investments before recovery of their amortized cost bases. To date, the Company has not identified any other than temporary declines in fair value of its short-term investments.
Inventories
Inventories consist of finished goods held for sale and distribution. Cost is determined using the first‑in, first‑out method. However, the Company ships products with the earliest expiration dates. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company performs an annual qualitative assessment of its goodwill in the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, the Company performs a two-step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There was no impairment of goodwill for any of the periods presented.
Intangible Assets
Upon FDA approval of Jeuveau® in February 2019, in process research and development (“IPR&D”) related to Jeuveau® was evaluated as completed and reclassified to a definite-lived distribution right intangible asset, which is amortized over the period the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the distribution right intangible asset is being amortized on a straight-line basis over the estimated useful life of 20 years.
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying condensed balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
The Company reviews long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset or asset groups exceeds the fair value for assets to be held and used or fair value less cost to sell for assets to be disposed of. The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized. There was no material impairment of long-lived assets for any periods presented.
Leases
In accordance with Accounting Standards Update (“ASU”) No. 2016-02 as adopted on January 1, 2019, at the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in ROU assets, current portion of operating lease liabilities and noncurrent operating lease liabilities in the accompanying condensed balance sheets.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2019.
Contingent Royalty Obligation Payable to the Evolus Founders
The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable are determined at each reporting period end and recorded in operating expenses in the accompanying statements of operations and comprehensive loss and as a liability in the condensed balance sheets.
Contingent Promissory Note Payable to Evolus Founders
On February 12, 2018, the Company recognized a contingent promissory note payable at present value using a discount rate for similar rated debt securities based on an estimated date that the Company believed the contingent promissory note will mature. Discount amortization related to the contingent promissory note is recorded in interest expense in the condensed statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities in the condensed balance sheets.
Long-Term Debt
The Company recorded borrowings classified as long-term debt in the accompanying condensed balance sheets. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are allocated pro rata between the funded and unfunded portions of the debt and are amortized into interest expense over the term of the debt.
Revenue Recognition
The Company applies Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), to account for revenue generated since the commercial launch of Jeuveau® in May 2019.
General
The Company currently generates all of its revenue from the sale of Jeuveau® in the United States.
The Company recognizes revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general and marketing expenses in the accompanying condensed statements of operations and comprehensive loss.
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above, and all of the Company’s net sales are considered revenue from contracts with customers.
Gross-to-Net Revenue Adjustments
The Company provides customers with trade and volume discounts and prompt pay discounts that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, for rebates and coupon programs. Accrued rebate and coupon balances are recorded in accrued expenses on the accompanying condensed balance sheets.

•	Volume-based Rebates - Volume-based rebates are contractually offered to certain customers. The rebates payable to each customer are determined based on the contract and quarterly purchase volumes.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

•
Coupons - The Company implemented a program by which customers receive coupons redeemable into gift cards funded by the Company for the benefit of patients. The coupons are accounted for as variable consideration. The Company estimates the coupon redemption rates based on historical data. The coupons are accrued based on estimated redemption rates and the volume of products purchased and are recorded as a reduction to revenues on product delivery.

As of September 30, 2019, accrued volume-based rebate and coupon liability was $3,932. During the three and nine months ended September 30, 2019, provisions for accrued volume-based rebate and coupon liability were $5,740 and $6,671, respectively, which were offset by related payments of $2,739 in the three and nine months ended September 30, 2019 .
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms are short-term, the Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2019, all amounts included in accounts receivable, net on the accompanying condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of September 30, 2019. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients under the rebate and coupon programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the condensed balance sheets.
During the three and nine months ended September 30, 2019, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. There was no significant provision for allowance or write-off of doubtful accounts during the nine months ended September 30, 2019.
Practical Expedients
The Company expenses sales commissions when incurred as the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying condensed statements of operations and comprehensive loss. The Company does not adjust the amount of promised consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays within one year.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees, consultants and members of the Board of Directors based on the fair value at the date of grant.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate and the option’s expected life. The fair value of the Company’s restricted stock units (“RSUs”) is based on the fair value on the grant date of the Company’s common stock. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed balance sheets and in the selling, general and administrative or research and development expenses in the condensed statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP.  The Company recorded a benefit for income taxes of $149 and $14,899 for the three and nine months ended September 30, 2019, respectively, and did not record a significant tax provision or benefit for the three and nine months ended September 30, 2018. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% primarily as a result of the impact of a valuation allowance on its deferred tax assets.
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
A valuation allowance is recorded against deferred tax assets to reduce the net carrying value when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
As of each reporting date, the Company considers evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2018, the deferred tax assets were primarily the result of U.S. net operating loss and tax credit carryforwards, and a valuation allowance of $34,500 was recorded against the gross deferred tax asset balance. Upon FDA approval of Jeuveau® in February 2019, the Company’s IPR&D intangible asset was reclassified to a definite-lived distribution right intangible asset. As a result, management determined that it was more likely than not that certain deferred tax assets became realizable due to the future reversals of the deferred tax liability associated with such intangible asset. Accordingly, the Company released $14,402 of its valuation allowance as a discrete item upon FDA approval in February 2019. For the three and nine months ended September 30, 2019, the Company released an additional $149 and $497, respectively, from its valuation allowance.
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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the three and nine months ended September 30, 2019 and 2018. Excluded from the dilutive net loss per share computation were 4,052,161 stock options and 182,758 non-vested RSUs for the three and nine months ended September 30, 2019 because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Recently Adopted Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018 and it did not have a material impact on the Company’s financial statements upon adoption on January 1, 2019.
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
In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that supersedes the current lease guidance under Leases (Topic 840). The new accounting standard requires lessees to recognize ROU assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance of 2019 by recording operating lease ROU assets and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying condensed balance sheet, but did not have an impact on the condensed statements of operations and comprehensive loss.
The impact of the adoption of ASC 842 on the accompanying condensed balance sheet as of January 1, 2019 was as follows:

	December 31, 2018	Adjustments Due to the Adoption of ASC 842	January 1, 2019
Operating lease right-of-use assets	$—	$1,029	$1,029
Current portion of operating lease liabilities	$—	$916	$916
Operating lease liabilities	$—	$138	$138
Deferred rent	$25	$(25)	$—

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU 2019-04 which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and interim periods within those periods, and early adoption is permitted. The guidance will be effective for the Company during the first quarter of 2020. The Company is in the process of determining the effects the adoption will have on its financial statements and reviewing credit loss models to assess the impact of the adoption of the standard on the financial statements. Based on initial

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

assessments, the Company believes that while adoption will modify the way it analyzes financial instruments, it does not expect adoption of this guidance will have a material impact to its financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations or cash flows.

Note 3.    Related Party Transactions
Services with ALPHAEON
Prior to the Company’s initial public offering (“IPO”) in February 2018, the Company had funded its operations primarily through contributions and related party borrowings from ALPHAEON Corporation (“ALPHAEON”). For the three and nine months ended September 30, 2018, $0 and $383, respectively, were included in Evolus’ selling, general and administrative expenses that were generated by transactions with ALPHAEON. After completion of the Company’s IPO on February 12, 2018, ALPHAEON did not incur any administrative or research and development expenses on the Company’s behalf. As of December 31, 2018 and September 30, 2019, there were no related party accounts receivable, payable, or debt with ALPHAEON, respectively.
Evolus Founders
Certain of the Evolus Founders from whom SCH-AEON, LLC (“SCH”) purchased its equity interests include individuals who were previously employed by the Company in operational roles, including the Company’s former Chief Operating Officer.
Payment Obligations Related to the Acquisition by ALPHAEON
The Company was acquired by SCH in 2013 and subsequently by its subsidiary, ALPHAEON Corporation, by means of a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which ALPHAEON assumed certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s IPO, the Company assumed all of ALPHAEON’s payment obligations under the Amended Stock Purchase Agreement. Refer to the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for details of the acquisition of the Company.
Under the Amended Stock Purchase Agreement, the payment obligations consisted of (i) a $9,200 up-front payment upon obtaining FDA approval for Jeuveau® for the treatment of glabellar lines which was paid in full during the first quarter of 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®, and (iii) a $20,000 promissory note that matures in November 2021. The payment obligations set forth in (ii) above terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders of $55,742 (comprised of $39,700 related to the contingent royalty obligation payable and $16,042 related to the contingent promissory note) as of February 12, 2018. See Note 7, Fair Value Measurements and Short-Term Investments for more information about the Company’s accounting thereof. In addition, the outstanding related party borrowings from ALPHAEON as of February 12, 2018 were offset and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations the Company assumed from ALPHAEON, the fair value of which, as of February 12, 2018, was $55,742.
Under the Amended Stock Purchase Agreement, Evolus paid one-time bonuses of $1,575 to certain current and former employees upon FDA approval of Jeuveau® in February 2019, including a one-time bonus of $700 paid to the Company’s Chief Medical Officer and Head of Research & Development. The payment is included in research and development expenses in the accompanying condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

The Company has the right to prepay the promissory note, in whole or in part, at any time and from time to time without penalty. Upon an event of default under the promissory note, all unpaid principal becomes immediately due and payable at the option of the holder. An event of default occurs under the terms of the promissory note upon any of the following events: (i) Evolus fails to meet the obligations to make the required payments thereunder, (ii) Evolus makes an assignment for the benefit of creditors, (iii) Evolus commences any bankruptcy proceeding, or (iv) Evolus materially breaches the Amended Stock Purchase Agreement or Tax Indemnity Agreement (which is defined below) and such breach is not cured within 30 days.
In addition, upon a change-of-control of Evolus, all unpaid principal becomes immediately due and payable. Under the terms of the promissory note, a change-of-control is defined as (i) the sale of all or substantially all of Evolus’ assets, (ii) the exclusive license of Jeuveau® or the business related to Jeuveau® to a third-party (other than a sublicense under the Daewoong Agreement), or (iii) any merger, consolidation, or acquisition of Evolus, except a merger, consolidation, or acquisition of Evolus in which the holders of capital stock of Evolus immediately prior to such merger, consolidation, or acquisition hold at least 50% of the voting power of the capital stock of Evolus or the surviving entity. Notwithstanding the foregoing, the promissory note expressly provides that neither the IPO or any merger with or acquisition by ALPHAEON or any of its subsidiaries or affiliates constitutes a change-of-control.
In connection with the Amended Stock Purchase Agreement, the Company entered into a tax indemnity agreement with the Evolus Founders (“Tax Indemnity Agreement”). Pursuant to the Tax Indemnity Agreement, the Company is obligated to indemnify the Evolus Founders for any tax liability resulting from the Company’s assumption of the revised payment obligations under the Amended Stock Purchase Agreement from ALPHAEON. Such assumption of the revised payment obligations occurred upon the completion of the IPO. Under the Amended Stock Purchase Agreement, the payment obligations are contingent and thus eligible for installment sale reporting under Section 453 of the Internal Revenue Code of 1986, as amended. Under the Tax Indemnity Agreement, the Company was obligated to indemnify the Evolus Founders for any taxes or penalties required to be paid by the Evolus Founders in the event the U.S. Internal Revenue Service or other taxing authority were to determine that Company’s assumption of the revised payment obligations under the Amended Stock Purchase Agreement rendered continued installment sale reporting unavailable to the Evolus Founders. Any taxes or penalties paid by us on behalf of the Evolus Founders under the Tax Indemnity Agreement will be offset dollar-for-dollar against the promissory note and future royalties that will be payable to the Evolus Founders under the Amended Stock Purchase Agreement.
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the “Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply Jeuveau® to Clarion in Canada.  Clarion was previously a wholly-owned subsidiary of ALPHAEON. However, pursuant to previous agreements among ALPHAEON, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and exercised such option, to unwind ALPHAEON’s acquisition of Clarion. As a result, ALPHAEON owes the equity holders of Clarion an unwinding fee of $9,550 (the “Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of Jeuveau® purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee ALPHAEON owes. In addition, ALPHAEON and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion. There were no sales of Jeuveau® in Canada under the Distribution Agreement in any of the periods presented in these financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 4. Accrued Expenses
Accrued expenses consisted of:

	September 30,	December 31,
	2019	2018
Accrued professional services	$4,488	$931
Accrued volume-based rebate and coupon liability	3,932	—
Accrued payroll and related benefits	3,453	2,577
EU milestone payment to Daewoong	1,000	—
Other accrued expenses	1,505	210
	$14,378	$3,718

Note 5.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(1,940)	$57,136
Capitalized software	2	3,303	(582)	2,721
Intangible assets, net		62,379	(2,522)	59,857
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of September 30, 2019		$83,587	$(2,522)	$81,065

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
IPR&D**	*	$56,076	$—	$56,076
Goodwill	*	21,208	—	21,208
Total as of December 31, 2018		$77,284	$—	$77,284
________________________
* Intangible assets with indefinite lives have an indeterminable average life.
** IPR&D is presented as “intangible assets, net” in the accompanying condensed balance sheets.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2019 that are subject to amortization:

Fiscal year
Remaining in 2019	$1,168
2020	4,674
2021	3,528
2022	2,955
2023	2,955
Thereafter	44,577
$59,857
In connection with the acquisition of the Company by SCH in 2013, the Company recorded goodwill of $21,208 and IPR&D of $56,076. The IPR&D recognized represents the license and associated distribution right to develop Jeuveau®, the initial term of which expires in September 2023 and is automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. Additionally, pursuant to the Daewoong Agreement, $13,500 in additional cash consideration is due to Daewoong based upon the Company’s successful completion of certain technical and sales milestones. Upon FDA approval of Jeuveau® on February 1, 2019, the Company paid Daewoong a $2,000 milestone payment which increased the cost basis of the IPR&D, and the IPR&D project was completed and reclassified as a definite-lived distribution right intangible asset, which is amortized on a straight-line basis over the estimated useful life of 20 years. Upon EU approval of the product on September 27, 2019, the Company accrued a $1,000 milestone payment to Daewoong which also increased the cost basis of the IPR&D. During the three and nine months ended September 30, 2019, the Company capitalized $761 and $3,303, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. During the three and nine months ended September 30, 2019, total intangible assets amortization expense of $1,115 and $2,522 was recorded within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss, respectively.

Note 6. Oxford Term Loans
On March 15, 2019, the Company entered into a credit facility of up to $100,000 with Oxford Finance (“Oxford”). Pursuant to the terms of the credit facility, the lender extended term loans (the “Term Loans”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 may be drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six-month basis and no event of default. As of September 30, 2019, the Company had not yet met the net sales milestone to draw the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only on each tranche funded for the first 36 months until May 2022, which is followed by a 23-month amortization period. Notwithstanding the foregoing, if the Company maintains compliance with the specified minimum net sales covenant and meets other conditions during the initial interest-only period, upon the Company’s request, the interest-only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
Upon the earliest to occur of the maturity date, the acceleration of the term loans, or the prepayment of the term loans, the Company is required to pay to Oxford a final payment of 5.5% of the full principal amount of the term loans funded (“Final Payment”). The Company may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee is also paid, which shall be equal to 3.0% of the amount prepaid if the prepayment occurs on or prior to March 15, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 15, 2020 and on or prior to March 15, 2021, or 1.0% of the amount prepaid if the prepayment occurs thereafter (“Prepayment Fee”). If the Term Loans are accelerated following the occurrence of an event of default, the Company is required to immediately pay to Oxford an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, the Final Payment, the Prepayment Fee and all other obligations that are due and payable, including payment of Oxford’s expenses and interest at the default rate with respect to any past due amounts.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

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
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of September 30, 2019, the Company was in compliance with its debt covenants.
At the closing date, the Company incurred $1,094 and $2,205 in debt discounts and issuance costs related to the Term Loans, respectively. Debt discounts and issuance costs related to the entire Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of September 30, 2019, the borrowings outstanding under the Term Loans were classified as long-term debt in the accompanying condensed balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 11.6% as of September 30, 2019.
As of September 30, 2019, the principal amounts of long-term debt maturities during each of the next five fiscal years, and the Final Payment in 2024 which is amortized into interest expense over the life of the Term Loans are as follows:

Fiscal year	Principal	Final Payment	Total
2022	$26,087	$—	$26,087
2023	39,130	—	39,130
2024	9,783	4,125	13,908
	$75,000	$4,125	$79,125

Note 7. Fair Value Measurements and Short-Term Investments
Short-Term Investments
The Company did not have any short-term investments for the year ended December 31, 2018. As of September 30, 2019, all of the Company’s investments had remaining maturities less than 12 months. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of September 30, 2019:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S treasury securities	$34,894	$19	$—	$34,913
As of September 30, 2019, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not record any other-than-temporary impairments on these securities.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S treasury securities	$34,913	$34,913	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$48,895	$—	$—	$48,895

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$50,200	$—	$—	$50,200
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the nine months ended September 30, 2019.
The Company determines the fair value of the contingent royalty obligation payable based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) timing of regulatory approvals of Jeuveau®, (ii) projected and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (iii) the discount rate and (iv) the timing of payments. During the three and nine months ended September 30, 2019 and 2018, the Company utilized discount rates between 16.0% and 25.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of regulatory approval and expected sales.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value, beginning of period	$47,169	$48,800	$50,200	$39,700
Payments	(69)	—	(9,282)	—
Change in fair value recorded in operating expenses	1,795	2,300	7,977	11,400
Fair value, end of period	$48,895	$51,100	$48,895	$51,100
Other Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term available-for-sale debt securities, accounts receivable, accounts payable, accrued expenses, lease liabilities, and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments.
The Company estimates the fair value of contingent promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of September 30, 2019, the fair value of contingent promissory note and long-term debt was estimated to be

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

$16,072 and $74,947, respectively. The fair value of operating lease liabilities at September 30, 2019 approximated their carrying value. As of December 31, 2018, the fair value of contingent promissory note was $17,181.

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
The Company also leases an office facility in Santa Barbara, California, under a non-cancelable operating lease, the payments of which include a three percent annual rent escalation clause that occurs on each June 1 anniversary. The lease for this facility expires on May 31, 2020 and the Company has an option to extend the term of the lease for an additional 60 months. In June 2019, the Company subleased the Santa Barbara, California facility to a third-party for a term starting on June 1, 2019 and expiring on May 31, 2020. The sublease income was not significant. Upon signing the sublease, the Company recorded an impairment charge of $80 to the right-of-use asset related to the original lease.
The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants. The payments associated with the renewal will only be included in the measurement of the lease liability and ROU assets if the exercise of the renewal option is determined to be reasonably certain. The Company considers the timing of the renewal period and other economic factors such as the financial implications of a decision to extend or not to extend a lease in determining if the renewal option is reasonably certain to be exercised.
For the three and nine months ended September 30, 2019, the components of operating lease expense and other quantitative information were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed operating lease expense	$297	$798
Variable operating lease expense	31	92
Short-term operating lease expense	24	73
	$352	$963

	As of September 30, 2019
Weighted-average remaining lease term (years)	5.2
Weighted-average discount rate	9.4%
Operating lease expenses were included in the selling, general and administration expenses in the accompanying condensed statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed balance sheets.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
Remainder of 2019	$239
2020	1,201
2021	1,205
2022	1,258
2023	1,312
Thereafter	1,484
Total operating lease payments	6,699
Less: imputed interest	(1,484)
Present value of operating lease liabilities	$5,215
As required by the new lease accounting standard, legacy disclosures are provided for periods prior to adoption.
As of December 31, 2018, annual future minimum payments under the operating lease agreements with non-cancelable terms greater than one year are as follows:

Fiscal year
2019	$890
2020	139
2021	—
$1,029
Purchase Commitments
As of September 30, 2019, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $6,651. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
In connection with the Daewoong Agreement, the Company is obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. As of September 30, 2019, Daewoong is eligible to receive contingent milestone payments of up to approximately $11,500, including the $1,000 milestone payment accrued upon EC approval of the product in September 2019.
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
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2019 and December 31, 2018.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Medytox Litigation
The Company, Daewoong and other individuals and entities are defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) originally instituted in the Superior Court of the State of California in June 2017. With specific regard to the Company, Medytox alleges that (i) the Company has violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to the Company as a result of the Company’s relationship with Daewoong, (ii) the Company has stolen the botulinum toxin bacterial strain of Medytox through our possession of and refusal to return the botulinum toxin bacterial strain, (iii) the Company has engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the botulinum toxin bacterial strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights (the “Medytox Litigation”). Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting the Company from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend Medytox’s claims. Given the early stage in the Medytox Litigation, the Company is unable to determine the likelihood of success of Medytox’s claims against the Company, and an estimate of the possible loss or range of loss cannot be made. While the Company is entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient. An adverse ruling by the Superior Court against either us or Daewoong could materially adversely affect the Company’s ability to carry out its business and which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm.
ITC Case
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission (the “ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products (the “ITC Complaint”). The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint seeks (i) an investigation by the ITC pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. The ITC has set a target date for final determination of this matter for October 2020. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® into the United States and a cease and desist order which would bar sales and marketing of Jeuveau® within the United Sates either of which would materially adversely affect the Company’s ability to carry out its business and which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2019, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2019, 27,425,230 shares were issued and outstanding.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On November 21, 2018, an additional 1,091,000 were reserved under the evergreen provision of the Plan. As of September 30, 2019, the Company has available an aggregate of 971,684 shares of common stock for future issuance under the Plan.
Stock-Based Award Activity and Balances
Options are granted at exercise prices based on the Company’s common stock price on the date of grant. The options and RSU grants generally vest over a one- to four-year period. There have been no awards granted with performance conditions or market conditions for the periods presented. The options have a contractual term of 10 years. The fair value of options is estimated using the Black‑Scholes option pricing model, which has various inputs, including the grant date common share price, exercise price, risk‑free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The fair value of RSU grants is determined at the grant date based on the common share price. The Company records stock‑based compensation expense net of actual forfeitures when they occur.
The weighted-averages for key assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Volatility	59.5%	59.0%	59.3%	57.7%
Risk-free interest rate	1.75%	2.87%	2.49%	2.64%
Expected life (years)	5.96	6.25	6.16	6.23
Dividend yield rate	—%	—%	—%	—%

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

A summary of stock option activity under the Plan for the nine months ended September 30, 2019, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2018	3,257,801	$11.99	9.26	$7,119
Granted	1,202,981	19.16
Exercised	(138,849)	9.98
Canceled/forfeited	(269,772)	14.07
Outstanding, September 30, 2019	4,052,161	$14.05	8.53	$14,830
Exercisable, September 30, 2019	833,730	$11.83	7.30	$4,301
The intrinsic values of outstanding and exercisable options were determined by multiplying the number of shares by the difference in exercise price of the options and the fair value of the common stock as of December 31, 2018 and the first trading day preceding September 30, 2019.
A summary of RSU activity under the Plan for the nine months ended September 30, 2019, is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding, December 31, 2018	271,404	$16.53
Granted	3,000	18.33
Vested	(22,125)	25.69
Forfeited	(19,409)	13.71
Outstanding, September 30, 2019	232,870	$15.92
The following table summarizes stock-based compensation expense arising from the above Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative	$2,417	$1,160	$6,443	$4,083
Research and development	109	322	538	1,028
	$2,526	$1,482	$6,981	$5,111
In addition, during the three and nine months ended September 30, 2019, the Company capitalized $30 and $76, respectively, of stock-based compensation expense in capitalized software. Capitalized software is a component of intangible assets and is presented in the accompanying condensed balance sheets. See Note 5, Goodwill and Intangible Assets for capitalized software information.

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
Overview
We are a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market. In February 2019, we received the approval of our first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration, or FDA. In May 2019, we commercially launched Jeuveau® in the United States.

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

In May 2019, as part of our commercial launch, we introduced the Jeuveau® Experience Treatment, or J.E.T., an exclusive program for aesthetic providers and consumers to be the first to experience Jeuveau®. J.E.T. offered aesthetic providers the opportunity to receive multiple shipments of Jeuveau® and ended in August 2019. The program was made available through our technology platform, “Evolus Practice,” which allows providers to open a new account, order Jeuveau®, pay invoices and engage with our customer experience team and medical affairs representatives. We did not recognize net revenues from shipments made through the J.E.T. program. We generate net revenues from aesthetic practices that purchase products directly from us after completion or outside of the J.E.T. program.
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 28 EU member states, Iceland, Norway and Liechtenstein. We plan to launch Jeuveau® in Europe in 2020.
We have a limited history of generating revenue from Jeuveau® and have never been profitable. As of September 30, 2019, we had an accumulated deficit of $198.6 million. We recorded net revenues of $13.2 million and $15.5 million for the three and nine months ended September 30, 2019, respectively. We recorded net losses of $27.0 million and $75.5 million for the three and nine months ended September 30, 2019, respectively. We recorded net losses of $11.8 million and $34.4 million for the three and nine months ended September 30, 2018, respectively.
We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® and maintain our regulatory approvals.
Daewoong License and Supply Agreement
In 2013, we entered into the Daewoong Agreement, pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong Pharmaceuticals Co., Ltd., or Daewoong, for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases upon commercialization in order to maintain the exclusivity of the license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. Upon the FDA approval of Jeuveau® in February 2019, we paid Daewoong a $2.0 million milestone payment. Under the Daewoong Agreement, as of September 30, 2019, the maximum remaining aggregate amount of future milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $11.5 million, including the $1.0 million milestone payment accrued upon approval in the European Union in September 2019. Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining and maintaining regulatory approvals, including clinical expenses, and commercialization expenses.
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
As of September 30, 2019, ALPHAEON owned approximately 31.6% of our outstanding shares of common stock. As a result, we are no longer considered a controlled company within the meaning of the Nasdaq Marketplace Rules.
Components of Results of Operations
Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau® to customers in the U.S. self-pay aesthetic market, net of customer rebates and coupons. We began shipping Jeuveau® in May 2019. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. Because the purpose of our J.E.T. program was to give customers experience with our product, we did not generate any net revenues from shipments related to the J.E.T. program which ended in August 2019.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in millions)	2019	2018	Change
Net revenues	$13.2	$—	$13.2
Cost of sales (excludes amortization of intangible assets)	3.7	—	3.7
Gross profit	9.4	—	9.4
As a percentage of net revenues	71.8%	—%
Operating expenses:
Selling, general and administrative	30.9	7.2	23.7
Research and development	0.7	2.0	(1.3)
Revaluation of contingent royalty obligation payable to Evolus Founders	1.8	2.3	(0.5)
Depreciation and amortization	1.2	—	1.2
Total operating expenses	34.6	11.5	23.1
Loss from operations	(25.1)	(11.5)	(13.6)
Non operating income (expense), net	(2.0)	(0.3)	(1.7)
Loss before income taxes:	(27.1)	(11.8)	(15.3)
Income tax (benefit) expense	(0.1)	—	(0.1)
Net loss	$(27.0)	$(11.8)	$(15.2)
Net Revenues
During the three months ended September 30, 2019, we recorded net revenues of $13.2 million consisting of sales of Jeuveau®, which was commercially launched and began shipping to customers in the United States in May 2019. We did not record any net revenue during the three months ended September 30, 2018.
Cost of Sales
Our cost of sales was $3.7 million for the three months ended September 30, 2019, which primarily consisted of the cost of inventory that was purchased from Daewoong. We did not record any cost of sales during the three months ended September 30, 2018. Our gross profit as a percentage of net revenues was 71.8% for the three months ended September 30, 2019.
Selling, General and Administrative
Selling, general and administrative expenses increased by $23.7 million to $30.9 million for the three months ended September 30, 2019 from $7.2 million for the three months ended September 30, 2018. The increase was primarily attributable to the U.S. launch of Jeuveau®. This included higher personnel-related expenses as a result of hiring a U.S. sales force, building out our corporate and commercial infrastructure and incurring marketing expenses including the J.E.T. program. Shipments under the J.E.T. program ended in August 2019. Personnel-related expenses, including stock-based compensation, increased by $12.0 million to $15.3 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018.
Research and Development
Research and development expenses decreased by $1.3 million to $0.7 million for the three months ended September 30, 2019 from $2.0 million for the three months ended September 30, 2018. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® in 2018.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value is recorded in operating expenses in each reporting period. During the three months ended September 30, 2019 and 2018, the revaluation charges of $1.8 million and $2.3 million, respectively, were primarily driven by changes in management assumptions related to revenue forecasts, discount rate and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $1.2 million to $1.2 million for the three months ended September 30, 2019 from a de minimis amount for the three months ended September 30, 2018. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years as well as amortization of the internal-use software costs over two years.
Non-Operating Income (Expense), Net
Non-operating expense, net, increased by $1.7 million to $2.0 million for the three months ended September 30, 2019 from $0.3 million for the three months ended September 30, 2018. Interest income was $0.5 million for the three months ended September 30, 2019, which was primarily attributable to interest earned from short-term investments. During the three months ended September 30, 2018, we did not generate any interest income. Interest expense increased by $2.1 million to $2.5 million for the three months ended September 30, 2019 from $0.3 million for three months ended September 30, 2018, which was primarily attributable to interest incurred on our long-term debt to Oxford Finance, LLC and the contingent promissory note payable to the Evolus Founders.
Income Taxes (Benefit) Expense
Income tax benefit decreased by $0.1 million to $0.1 million for the three months ended September 30, 2019 from a de minimis amount for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Net revenues	$15.5	$—	$15.5
Cost of sales (excludes amortization of intangible assets)	4.4	—	4.4
Gross profit	11.1	—	11.1
As a percentage of net revenues	71.7%	—%
Operating expenses:
Selling, general and administrative	83.3	16.9	66.4
Research and development	3.6	5.3	(1.7)
Revaluation of contingent royalty obligation payable to Evolus Founders	8.0	11.4	(3.4)
Depreciation and amortization	2.7	—	2.7
Total operating expenses	97.5	33.6	63.9
Loss from operations	(86.4)	(33.6)	(52.8)
Non operating income (expense), net	(4.0)	(0.8)	(3.3)
Loss before income taxes:	(90.4)	(34.4)	(56.0)
Income tax (benefit) expense	(14.9)	—	(14.9)
Net loss	$(75.5)	$(34.4)	$(41.1)
Net Revenues
During the nine months ended September 30, 2019, we recorded net revenues of $15.5 million consisting of sales of Jeuveau® which was commercially launched and began shipping to customers in the United States in May 2019. We did not record any net revenue during the nine months ended September 30, 2018.
Cost of Sales
Our cost of sales was $4.4 million for the nine months ended September 30, 2019, which primarily consisted of the cost of inventory that was purchased from Daewoong. We did not record any cost of sales during the nine months ended September 30, 2018. Our gross profit as a percentage of net revenues was 71.7% for the nine months ended September 30, 2019.
Selling, General and Administrative
Selling, general and administrative expenses increased by $66.4 million to $83.3 million for the nine months ended September 30, 2019 from $16.9 million for the nine months ended September 30, 2018. The increase was primarily attributable to the U.S. launch of Jeuveau®. This included higher personnel-related expenses as a result of hiring a U.S. sales force, building out our corporate and commercial infrastructure and incurring marketing expenses including the J.E.T. program. Shipments under the J.E.T. program ended in August 2019. Personnel-related expenses, including stock-based compensation, increased by $27.2 million to $36.7 million for the nine months ended September 30, 2019 from $9.5 million for the nine months ended September 30, 2018.
Research and Development
Research and development expenses decreased by $1.7 million to $3.6 million for the nine months ended September 30, 2019 from $5.3 million for the nine months ended September 30, 2018. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® in 2018, partially offset by one-time bonuses of $1.6 million to certain current and former employees upon FDA approval of Jeuveau® in February 2019, including a one-time bonus of $0.7 million paid to the Company’s Chief Medical Officer and Head of Research & Development.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
During the nine months ended September 30, 2019 and 2018, the revaluation charges of $8.0 million and $11.4 million, respectively, were primarily driven by changes in management assumptions related to revenue forecasts, discount rate and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $2.7 million to $2.7 million for the nine months ended September 30, 2019 from a de minimis amount for the nine months ended September 30, 2018. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years as well as amortization of the internal-use software costs over two years.
Non-Operating Income (Expense), Net
Non-operating expenses, net, increased by $3.3 million to $4.0 million for the nine months ended September 30, 2019 from $0.8 million for the nine months ended September 30, 2018. Interest income was $1.5 million for the nine months ended September 30, 2019, which was primarily attributable to interest earned from short-term investments. During the nine months ended September 30, 2018, we did not generate any interest income. Interest expense increased by $4.7 million to $5.5 million for the nine months ended September 30, 2019 from $0.8 million for nine months ended September 30, 2018, which was primarily attributable to interest incurred on our long-term debt to Oxford Finance, LLC and the contingent promissory note payable to the Evolus Founders.
Income Taxes (Benefit) Expense
Income tax benefit increased by $14.9 million to $14.9 million for the nine months ended September 30, 2019 from a de minimis amount for the nine months ended September 30, 2018. This was primarily attributable to a partial release of the valuation allowance. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result the related valuation allowance was released.
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $39.1 million, short-term investments of $34.9 million, working capital of $69.2 million, and stockholders’ equity of $17.0 million.
We have a limited history of generating revenues and only began shipping Jeuveau® in May 2019. We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. As of September 30, 2019, we had an accumulated deficit of $198.6 million. We had net losses of $75.5 million and $34.4 million for the nine months ended September 30, 2019 and 2018, respectively, and we used net cash in operating activities of $77.5 million and $13.7 million for the nine months ended September 30, 2019 and 2018, respectively. We anticipate that we will continue to incur operating losses during the periods we are implementing our launch strategies for Jeuveau®.
Loan and Security Agreement
On March 15, 2019, or the closing date, we entered into a loan and security agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender will make term loans available to us of up to $100.0 million. The credit facility provides that the term loans are funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones with no event of default occurring. As of September 30, 2019, we had not yet met the net sales milestone to draw down the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which is followed by a 23-month amortization period. Notwithstanding the foregoing, if we maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.

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
The credit facility also provides us with the ability, under certain conditions, to obtain up to a $25.0 million revolving line of credit secured by our inventory, accounts receivable and cash proceeds of both. Oxford has the right of first refusal, but not the obligation, to provide such a revolving line of credit. There is no guarantee that such a line would be available to us on terms favorable to us or at all. As of September 30, 2019, the Company had not met the conditions to enter into a $25.0 million revolving line of credit.
Operating Leases
We lease office facilities under various operating lease agreements. Our corporate headquarters is located in Newport Beach, California, in a facility that we sublease under a non-cancelable operating lease for a fixed amount each month. The sublease for this facility expires on January 20, 2020. On May 15, 2019, we entered into a non-cancelable operating lease for the same office facility with the original lessor. This noncancellable operating lease commences on February 1, 2020 and expires on January 31, 2025 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on each February 1 anniversary. We may, under certain circumstances, terminate the lease on the 36 months anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. We have an option to extend the term of the lease for an additional 60 months.
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash, cash equivalents and short-term investments, will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate from the date of the issuance of this Quarterly Report on Form 10-Q.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings, entering into licensing or collaboration agreements with partners or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, we may need to significantly reduce our controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspend certain research and development, sales and marketing programs and other operational goals.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents and short-term investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash (used in) provided by:
Operating activities	$(77.5)	$(13.7)
Investing activities	(37.4)	—
Financing activities	60.8	118.8
Change in cash and cash equivalents	(54.1)	105.1
Cash and cash equivalents, beginning of period	93.2	—
Cash and cash equivalents, end of period	$39.1	$105.1

Operating Activities
Operating activities used $77.5 million of cash for the nine months ended September 30, 2019 which primarily resulted from our net loss of $75.5 million as adjusted for a non-cash income tax benefit of $14.9 million resulting from partial release of the valuation allowance, and certain non-cash charges including stock-based compensation expense of $7.0 million, a $8.0 million change in revaluation of our contingent royalty obligation and $2.7 million of depreciation and amortization. The change in net operating assets and liabilities of $12.6 million was primarily driven by significant cash outflows from inventory purchases, timing of accounts receivable collections, and timing of vendor billing and invoice payments.
Investing Activities
Investing activities used $37.4 million of cash for the nine months ended September 30, 2019 primarily resulting from purchases of short-term investments net of maturities and additions to capitalized software.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2019 was $60.8 million which primarily resulted from the proceeds of $71.7 million received from our credit facility net of discounts and issuance costs and $1.1 million received from issuance of common stock related to the incentive equity plan. These net proceeds were partially offset by a $9.3 million payment of contingent royalty obligations to the Evolus Founders and a $2.0 million payment to Daewoong upon FDA approval of Jeuveau® in February 2019.
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
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2018, other than the adoption of the revenue recognition accounting standards described below.
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

We provide customers with trade and volume discounts and prompt pay discounts that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, for the volume rebates and coupon programs. Volume rebates are contractually offered to certain customers. Generally, the rebates payable to each customer are determined based on the contract and quarterly purchase volumes. Through the coupon program, customers receive coupons redeemable into gift cards funded by us for the benefit of consumers. The coupons are accounted for as variable consideration. The Company estimates the coupon redemption rates based on historical data and expectations of future redemptions prior to the coupon expiration date. The coupons are accrued based on estimated redemption rates and the volume of products purchased and recorded as a reduction to revenues on product delivery.
Accounts receivable are recorded at the invoiced amount and do not bear interest. We assess the probability that we will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, we estimate the amounts of receivables considered uncollectible to reflect an allowance for doubtful accounts. There was no significant provision for allowance of doubtful accounts during the nine months ended September 30, 2019.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
An investment in our company involves a high degree of risk of loss. You should carefully consider the risks and uncertainties described below together with all the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included in Part I, Item 1. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We have a short operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our short operating history, make it difficult to assess our future viability.
We are a performance beauty company with a short operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development and regulatory approval of, and commercial planning for, Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and have a limited history of generating revenue. We are not profitable and have incurred losses in each year since our inception in 2012. We have a short operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $75.5 million, $46.9 million and $4.5 million for the nine months ended September 30, 2019, and years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit as of September 30, 2019 of $198.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve substantial revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
We rely on the license and supply agreement, the Daewoong Agreement, with Daewoong Pharmaceuticals Co. Ltd., or Daewoong, to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.
Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S. and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau®, obtain from Daewoong all of our product supply requirements for Jeuveau® and pay to Daewoong regulatory milestone payments and other cash payments in connection with the net sales of Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license.
The initial term of the Daewoong Agreement will expire on the later of September 30, 2023 or the fifth anniversary of our receipt of marketing approval in any of the aforementioned territories. The Daewoong Agreement will renew for unlimited additional three-year terms after the expiration of the initial term, only if we meet certain performance requirements during the initial term or preceding renewal term, as applicable. We or Daewoong may terminate the Daewoong Agreement if the other party breaches any of its duties or obligations and such breach continues without cure for ninety days, or thirty days in the case of a payment breach, or if we declare bankruptcy or assign our business for the benefit of creditors.
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
In addition, our reliance on Daewoong entails additional risks, including reliance on Daewoong for regulatory compliance and quality assurance, the possible breach of the Daewoong Agreement by Daewoong, and the possible termination or nonrenewal of the Daewoong Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of Daewoong, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Jeuveau®. Our dependence on Daewoong also subjects us to all of the risks related to Daewoong’s business, which are all generally beyond our control. Daewoong’s ability to perform its obligations under the Daewoong Agreement is dependent on Daewoong’s operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in South Korea and the broader region in general and the ability of Daewoong to continue to successfully attract customers and compete in its market. Furthermore, Daewoong’s recently constructed manufacturing facility is Daewoong’s only facility meeting FDA and European Medicines Agency, or EMA, cGMP requirements. Daewoong’s lack of familiarity with, or inability to effectively operate, the facility and produce products of consistent quality, may harm our ability to compete in our market.
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
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, aesthetic medicine and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-

party reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Jeuveau®. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
Third-parties may assert that we or any of our current or future licensors, including Daewoong, are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of Jeuveau® or any future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that Jeuveau® or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of Jeuveau® or any future product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
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
On April 27, 2018, pursuant to a motion to dismiss brought by Daewoong, the Superior Court of the State of California dismissed Medytox’s suit against Daewoong, without prejudice, on the basis that Medytox had brought a substantially similar proceeding against Daewoong in South Korea. The proceedings against us, ALPHAEON and SCH remain stayed in the Superior Court of the State of California pending resolution of the proceedings between Medytox and Daewoong in South Korea. While the proceedings between Medytox and Daewoong in South Korea are progressing, legal proceedings are inherently uncertain and we cannot predict what actions may be taken by the Seoul Central District Court in connection with such proceedings. Due to these factors and because we are not a direct party to the proceedings, we are unable to provide any assurances about when such proceedings may be resolved or whether such resolution may occur sooner or later than we otherwise anticipate.
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
Given the early stage in the Medytox Litigation, we are unable to predict the likelihood of success of Medytox’s claims against us, ALPHAEON, SCH or Daewoong or to quantify any risk of loss. The Medytox Litigation and any other similar claims, suits, government investigations and proceedings are inherently uncertain and their results may not be favorable for us. For example, if the Medytox Litigation has a negative outcome for us, ALPHAEON or Daewoong, it could result in us losing access to Jeuveau® and the manufacturing process and require us to negotiate a new license with Medytox for continued access to Jeuveau®. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license Jeuveau®, we may not be able to find a replacement product, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. An adverse ruling against either us or one of the other defendants of any such proceedings could adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders. We intend to defend ourselves vigorously in the proceedings. The ITC has set a target date for the final determination of the matter for October 2020. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® into the United States and a cease and desist order which would bar sales and marketing of our sole product Jeuveau® within the United Sates either of which would adversely affect our ability to carry our out our business and which would have an adverse effect on our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations. Additionally, in certain cases if there is preliminary or permanent relief granted under the Medytox Litigation or the ITC matter, it may constitute an event of default under our credit facility. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
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
On March 15, 2019, or the closing date, we entered into a credit facility with Oxford, or the lender, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans will be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones with no event of default occurring. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR (London Inter-Bank Offered Rate) rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if we maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
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

•
increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors with no debt obligations or with debt obligations on more favorable terms; and

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
Increased regulatory oversight and uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and may impact the availability and cost of borrowings, including the rates we pay on our credit facility with Oxford. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our interest expenses. We may incur significant costs to transition our borrowing arrangement with Oxford from LIBOR, which may have an adverse effect on our results of operations. The effect of a transition away from LIBOR on our company cannot yet be determined, and management continues to evaluate the LIBOR exposure risks.
We expect to require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of Jeuveau® in the United States, EU and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to commercialize Jeuveau® and for the clinical development of any additional product candidates we may choose to pursue.
In the near term, these expenditures will include costs associated with the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® outside of the US. In the long term, these expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the regulatory approval process and commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Jeuveau® or any future product candidates. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations.
We may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau® is slower than expected. Our currently anticipated expenditures for the commercialization of Jeuveau® may exceed existing cash, cash equivalents and investments, and we expect that we will need to seek additional debt or equity financing. Additionally, under our credit facility, in order to draw the final $25.0 million of the facility, we must meet a number of conditions including maintaining compliance with covenants under the credit facility and the achievement of specified net sales targets based on a trailing six-month basis. In the event we are unable to reach this net sales milestone, we will not be able to draw the additional $25.0 million.
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

•
our ability to accurately forecast demand for our products, the ability of our third-party manufacturers to scale production to meet that demand and our ability to effectively manage our working capital requirements including the purchase of inventory and collection of receivables;

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

The degree and rate of physician adoption of Jeuveau® and any future product candidates depend on a number of factors, including:

•	the effectiveness, ease of use and safety of Jeuveau® and any future product candidates as compared to existing products or treatments;

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
These competitors may also try to compete with Jeuveau® on price both directly, through rebates and promotional programs to high volume physicians and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant amount of studies and publications that they could use to compete with us.
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
Our strategy of competing in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to self-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to self-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material effect on our business, financial condition and results of operations.
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
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or the BPCI Act, as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a Biologics License Application, or BLA. The law is complex and is still being interpreted and implemented by the FDA. For example, one company has filed a Citizen Petition requesting that the FDA not apply the BPCI Act to pre-enactment BLAs. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Daewoong developed the manufacturing process for Jeuveau® and manufactures Jeuveau® in a recently constructed facility located in South Korea. If this facility were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility is disrupted for any other reason, such an event could jeopardize Daewoong’s ability to manufacture Jeuveau® as promptly as we or our customers expect or possibly at all. If we experience delays in achieving our development objectives, or if Daewoong is unable to manufacture Jeuveau® within a timeframe that meets our and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.
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
Daewoong, the sole manufacturer of Jeuveau®, manufactures Jeuveau® in a facility located in South Korea. In addition, the underlying drug substance for Jeuveau® is also manufactured in a separate facility on the same campus. The risk of extreme weather and earthquakes in the Pacific Rim region is significant due to the proximity of major earthquake fault lines. There is also a level of political unrest and military conflict or uncertainty in South Korea and the broader region. Natural disasters or political unrest could severely disrupt Daewoong’s operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as Jeuveau®. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use Jeuveau® on their patients in a manner that is inconsistent with the approved label of the treatment of moderate to severe glabellar lines, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, EMA and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
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
Although a substantial amount of our effort will focus on the commercialization of Jeuveau®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
In connection with the commercial launch of Jeuveau® in the United States, we built sales and marketing capabilities. We have no prior experience in the marketing, sale and distribution of aesthetic medicine products, and there are significant risks involved in building and managing a sales organization, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, adequately provide complementary products to be offered by sales personnel, which may otherwise put us at a competitive disadvantage relative to companies with more extensive product lines, and handle any unforeseen costs and expenses. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Jeuveau® or any future product candidates. To the extent we commercialize our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties. If we are not successful in commercializing Jeuveau® or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.
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
As of September 30, 2019, we had 228 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we:

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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards and federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. Although our strategy to focus only on the self-pay market will reduce our risk under the Anti-Kickback Statute, we could face liability under similar state laws that are not limited to products reimbursed by the government or if we obtain regulatory approval for products reimbursed by federal healthcare programs in the future. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment and the curtailment or restructuring of our operations.
In the future, we may rely on third-parties and consultants to conduct all of our preclinical studies and clinical trials. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for any future product candidates.
In the future, we may rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third-parties, such as contract research organizations, or CROs, to conduct clinical trials on our product candidates. The third-parties with whom we may contract for execution of any of our future clinical trials may play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, any of these third-parties may not be our employees, and except for contractual duties and obligations, we would have limited ability to control the amount or timing of resources that they devote to any of our future programs. Although we may rely on these third parties to conduct our preclinical studies and clinical trials, we would remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable investigational plan and protocol. Moreover, the FDA and other similar regulatory authorities require us to comply with, among other requirements, good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We may also rely on consultants to assist in the execution, including data collection and analysis, of any of our future clinical trials.
In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third-parties may also have relationships with other commercial entities, some of which may compete with us. If the third-parties or consultants conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for and will not be able to, or may be delayed in our efforts to, successfully commercialize any future product candidates being tested in such trials.
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
We may not be able to control the amount and timing of resources that any current or future third-party distribution partners may devote to our products, or prevent any third-party distribution partners from pursuing the development of alternative technologies or products that compete with our products, except to the extent our contractual arrangements protect us against such activities. Also, we may not be able to prevent any other third-party distribution partners from withdrawing its support of our products.
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
We forecast the demand for commercial quantities of our products, and if our forecasts are inaccurate, we may experience delays in shipments, increased inventory costs or inventory levels, and reduced cash flow.
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
We may have operations both within and outside the United States. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including:

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

•	foreign currency exchange rates and the generally lower average sales prices available in most international markets compared to those in the United States;

•	potentially adverse tax consequences, including multiple and possibly overlapping tax structures and difficulties relating to repatriation of cash;

•	economic, legal and regulatory uncertainty associated with the United Kingdom leaving the EU, or Brexit; and

•	political and economic instability, political unrest and terrorism.
These and other factors could harm our ability to gain future revenue and, consequently, materially impact our business, operating results and financial condition.
A perception of a conflict of interest of our indirect physician investors by other physicians or consumers could negatively impact our future product sales or product approvals.
Prior to our initial public offering, we were indirectly funded through investments in our controlling stockholder, ALPHAEON, and its majority stockholder, SCH, in part, by leading physicians in the self-pay healthcare market, or the indirect physician investors. As a result, through ALPHAEON and SCH, these indirect physician investors may have an indirect financial interest in our success (as our successes, if any, will in part be imputed to ALPHAEON and ultimately SCH) and may be more inclined to use, promote or recommend Jeuveau® to their patients and other physicians. Other physicians may become aware of the indirect and potential financial interest and investments of these indirect physician investors, who realize additional incentives by recommending Jeuveau® and any of our future product candidates. If other physicians perceive this to be a significant conflict, they may be unwilling to purchase Jeuveau® or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy. If consumers perceive these indirect physician investors have a conflict of interest in recommending Jeuveau® or any of our future product candidates, they may be unwilling to purchase Jeuveau® or any of our future product candidates and may have a negative view of our brand, which could harm our reputation in the market. If physicians do not recommend Jeuveau® or any of our future product candidates or consumers choose not to purchase any of our products as a result of these conflicts of interest, it could adversely affect our business.
In addition, ALPHAEON is presently a technology company focused on providing healthcare products and services, including patient financing services, and SCH is presently a holding company with direct and/or indirect interests, as the case may be, in ALPHAEON and various other healthcare related and energy related companies. ALPHAEON and SCH may engage in, acquire or otherwise conduct their business in a manner that partners with or otherwise collaborates with the business of our company, Jeuveau® and any of our future product candidates. For example, ALPHAEON offers a patient financing service whereby a qualified patient can receive a line of credit for certain approved medical procedures. An aesthetic medical procedure sought by a qualified patient for the treatment of moderate to severe glabellar lines whereby the physician uses Jeuveau® may be an eligible procedure covered under ALPHAEON’s patient financing service. As a result, our indirect physician investors may receive an additional incremental benefit through a patient’s use of ALPHAEON’s patient financing service and the physician’s use of Jeuveau®. If other physicians or consumers perceive this to be a significant conflict, they or consumers may be unwilling to purchase Jeuveau® or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy, and it may result in a negative view of our brand, which could harm our reputation in the market.
Further, for our two identical double blind, pivotal U.S. Phase III clinical trials of Jeuveau® (EV-001 and EV-002), one of the 20 clinical investigators was at the time of the pivotal clinical trial an indirect physician investor in our company. For our pivotal double blind, European Phase III study of Jeuveau® (EVB-003), one of the 19 clinical investigators was at the time an indirect physician investor in our company.  Additionally, in our unblinded, non-pivotal U.S. Phase II clinical trials of Jeuveau® (EV-004 and EV-006), eight of the 29 clinical investigators are or were at the time of the non-pivotal clinical trial indirect physician investors of our company. In the future, clinical investigators for any of our future pivotal or non-pivotal clinical trials may be indirect physician investors in our company. We believe it is likely that they will be required to report some of these relationships to the FDA or EMA to the extent not already disclosed. The FDA or EMA may conclude that a financial relationship, such as an indirect investment, between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or EMA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or EMA and may ultimately lead to the denial of marketing approval of one or more of our future product candidates. In addition, should our products become eligible for government reimbursement in the future, such indirect investments or other financial relationships with clinical investigators may become subject to additional regulations and disclosure requirements.
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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to commercialize Jeuveau® successfully, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Lauren Silvernail, our Chief Financial Officer and Executive Vice President, Corporate Development, Rui Avelar, our Chief Medical Officer and Head of R&D, and Michael Jafar, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau® or any future products we develop.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, our product will be wholly paid for by the consumer. Demand for Jeuveau® is tied to discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic down turn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.
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
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.
We incur and expect to incur significant legal, accounting, information technology and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Market, or Nasdaq, and the rules of the SEC require that we satisfy certain corporate governance requirements. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
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
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, foreign governments and cyberterrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, or PII, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, if applicable, including the GDPR, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, California recently enacted legislation, the California Consumer Privacy Act, that will, among other things, create new individual privacy rights and impose increased obligations on companies handling PII, when it goes into effect on January 1, 2020. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
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
We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, consultants, advisors and other third-parties. We expect to enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
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
We may need to license intellectual property from third-parties, and such licenses may not be available or may not be available on commercially reasonable terms.
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
Third-parties may assert that we are using trademarks or trade names that are confusingly similar to their marks. If any third-party were able to establish that our trademarks or trade names were infringing their marks, that third-party may be able to block our ability to use the infringing trademark or trade name. In addition, if a third-party were to bring such a claim, we would be required to dedicate time and resources to fight the claim, which time and resources could otherwise be used toward the maintenance of our own intellectual property.
Parties making claims against us may request and obtain injunctive or other equitable relief, which could prevent our ability to use the subject trademarks or trade names. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement. We may be required to re-brand one or more of our products, product candidates, or services offered under the infringing trademark or trade name, which may require substantial time and monetary expenditure. Third-parties could claim senior rights in marks which might be enforced against our use of trademarks or trade names, resulting in either an injunction prohibiting our sales under those trademarks or trade names.
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
As of September 30, 2019, ALPHAEON owned approximately 31.6% of our outstanding shares of common stock. This concentrated ownership position may provide ALPHAEON with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. This significant stock ownership may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
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
Our certificate of incorporation provides for the allocation of certain corporate opportunities between us and ALPHAEON. Under these provisions, neither ALPHAEON nor its other affiliates, nor any of their officers, directors, agents, stockholders, members, partners, and subsidiaries (other than us), will have any obligation to present to us certain corporate opportunities. ALPHAEON is presently a technology company focused on providing healthcare products and services, including patient financing services. ALPHAEON may engage in other lines of business in the future. For example, a director or officer of our company who also serves as a director, officer or employee of ALPHAEON or any of its other affiliates may present to ALPHAEON certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business, if he or she was not offered such corporate opportunity in his or her capacity as our director or officer, and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to ALPHAEON or its other affiliates instead of to us, we may not be able to benefit from these opportunities.
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
Future sales of our common stock by us, ALPHAEON or others, or the perception that such sales may occur, could depress the market price of our common stock.
We have 27,425,230 shares of common stock issued and outstanding as of November 1, 2019. Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
As of September 30, 2019, ALPHAEON owned 31.6% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as ALPHAEON is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by ALPHAEON of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the lock-up agreements referred to above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares issued under these plans in the public market, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404(b) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our trading price may be more volatile.
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

Evolus, Inc.

Date:	November 4, 2019	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2019	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)