Form 10-K
period 2019-12-31
Evolus, Inc.
filed 2020-02-25
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
_____________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	EOLS	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $238.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $14.62 per share for such date.

As of February 21, 2020, 33,728,035 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

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

•	the pricing of Jeuveau®, and the flexibility of our pricing and marketing strategy compared to our competitors;

•	the performance of our third-party licensors, suppliers, manufacturers and distributors;

•	our expectations regarding our future development of Jeuveau® for other indications and approval in other jurisdictions;

•	the accuracy of our estimates regarding the amount and timing of expenses, revenue, capital requirements and needs for additional financing;

•	regulatory and legislative developments in the United States, European Union, or EU, Canada and other countries;

•	developments and projections relating to our competitors and our industry, including competing products and procedures;

•	the loss of key management personnel;

•	our future financial performance and our ability to continue as a going concern; and

•	the results and impact of current and any future legal proceedings.
The forward-looking statements included herein are not guarantees of future performance or events and are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ materially from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1. “Business” and Item 1A. “Risk Factors” of Part I and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission, or SEC. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report on Form 10-K and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Evolus,” “company,” “we,” “us” and “our” refer to Evolus, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.
EVOLUS™, Jeuveau®, Evolux™ are three of our trademarks that are used in this Annual Report on Form 10-K. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, but is referred to throughout this Annual Report on Form 10-K as Jeuveau®. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Annual Report on Form 10-K as BOTOX. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Part I
Item 1.     Business.
Overview
We are a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market.
Our first product, Jeuveau®, is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Our primary market is the self-pay aesthetic market, which includes medical products purchased by physician and other customers that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. We believe we offer customers and consumers a compelling value proposition with Jeuveau®. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader, and prior to the approval of Jeuveau®, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.
United States
In February 2019, we received the approval of our first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration, or FDA. In May 2019, we commercially launched Jeuveau® in the United States.
As part of our commercial launch in the United States, we introduced the Jeuveau® Experience Treatment, or J.E.T., an exclusive program for aesthetic providers and consumers to be the first to experience Jeuveau®. J.E.T. offered aesthetic providers the opportunity to receive multiple shipments of Jeuveau® through August 2019. The program was made available through our technology platform, “Evolus Practice”, which allows providers to open a new account, order Jeuveau®, pay invoices and engage with our customer experience team and medical affairs representatives. We enrolled over 5,000 customer accounts in JET.
In addition to the J.E.T program, in 2019, we launched marketing programs designed to increase the adoption of Jeuveau® by customer accounts and to drive consumer demand for Jeuveau®. The next phase of our U.S. launch will be the release of our customer loyalty program, branded Evolux™, and our consumer loyalty program in 2020.
International
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner, Clarion Medical Technologies, Inc., or Clarion.
In September 2019, we received approval from the European Commission, to market the product in all 28 EU member states, Iceland, Norway and Liechtenstein. We plan to launch Jeuveau® in Europe in 2020.
Our Market
Our primary market is self-pay aesthetic healthcare, which includes medical products purchased by physicians that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. By focusing on the self-pay medical aesthetics market, we believe we are not exposed to reimbursement risk associated with a reliance on payments from such third-party payors, and we are subject to fewer regulations that place limits on the types of marketing and other interactions we have with physicians.
Within the self-pay aesthetic market, the global aesthetic neurotoxin market was estimated to generate approximately $2.7 billion of revenue in 2019 and is estimated to grow to approximately $3.9 billion in 2022. The U.S. aesthetic neurotoxin market was estimated to generate $1.4 billion in sales in 2019 and is expected to grow to approximately $2.0 billion in 2022.
We believe the growth in the medical aesthetics market is driven by a number of factors, including:

•	increased use by millennials who are increasingly seeking medical aesthetic treatments and utilizing neurotoxins as an entry point for aesthetic procedures due to their minimally invasive nature;

•	an aging population together with an increasing life expectancy, which is resulting in more consumers with a desire for improved appearance and well-being over a longer period of time;

•	rising disposable income, with the U.S. Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 19% from December 2012 to December 2019;

•	growing awareness, utilization and acceptance of elective or minimally invasive aesthetic procedures; and

•	continued innovation and improved accessibility to these treatments due to an increase in the number of physicians who perform these procedures.
Within the multiple age groups that receive aesthetic neurotoxin treatments, we strategically focus our marketing efforts on the millennial segment which is the largest cohort in the U.S. population. In 2019 there are estimated to be approximately 73 million millennials, defined as individuals born between 1981 and 1996. We believe that approximately 1.7 million females between the age of 30 and 39, which includes many individuals we define as millennials, are considering neurotoxins in the next twelve months.
Our Competitive Strengths
We offer physicians and consumers a compelling value proposition because:

•
Jeuveau® offers the U.S. market the first known 900 kDa neurotoxin alternative to BOTOX. The manufacture of both Jeuveau® and BOTOX starts with a 900 kDa complex, includes adding the excipients human serum albumin, or HSA, and sodium chloride, and finishes by vacuum drying. We believe Jeuveau® is the only known neurotoxin product in the United States with a 900 kDa neurotoxin complex other than BOTOX. We also believe an important component of competitiveness in the neurotoxin market relates to the characteristics associated with the 900 kDa complex and the potential of the accessory proteins to increase the effectiveness of the active toxin portion of the complex.

•
Results from our TRANSPARENCY global clinical program in more than 2,100 patients provides robust data to physicians evaluating the purchase of Jeuveau®. We believe the comprehensive TRANSPARENCY clinical data set, including a head-to-head Phase III study comparing Jeuveau® and BOTOX, provides physicians with confidence in recommending Jeuveau® to their patients.

•
We offer a unique technology platform. We provide a simple, personal and connected experience for physicians utilizing our proprietary technology platform. We have built and continue to improve our platform with the goal of limiting friction and enhancing the overall experience for physicians and ultimately consumers. We are modernizing the customer engagement with our proprietary “Evolus Practice” app. We not only leverage technology for operational efficiency, but more importantly, to enhance a customer’s experience. The combination of a highly specialized sales force and our technology platform is an effective and competitive model.

•
Enhanced level of physician-customer interaction through a self-pay, aesthetic-only marketing strategy. We have elected to specifically target the self-pay aesthetic market. With a reduced regulatory burden compared to third-party payor reimbursed therapeutic products, there is a number of benefits that market participants in reimbursed markets are unable to achieve, such as an enhanced level of interaction with our physician-customers. Jeuveau® is the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy creates meaningful strategic advantages in the United States, including pricing and marketing flexibility. We utilize this flexibility to drive market adoption through programs such as promotional events, experience product programs and pricing strategies.

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
Our Strategy
In May 2019, we launched Jeuveau® in the United States with our own specialty sales organization now consisting of over 150 positions between representatives, management and other sales employees and in Canada through our distribution partner, Clarion. We plan to expand our product offerings over time through in-licensing, partnerships and acquisitions. The key components of our strategy are:

•	Partner outside of the United States to reach and serve physicians and consumers in those territories.

•	Pursue an aesthetic-only strategy to enhance marketing and pricing flexibility along with improving transparency for our customers.

•	Leverage our strong KOL relationships to assist in scientific presentations, publications, and other methods to drive success of our commercial launch of Jeuveau®.

•	Leverage our differentiated digital platform to efficiently open new accounts, personalize the purchasing process and efficiently deploy marketing programs at scale.

•	Establish a leading medical aesthetics company by in-licensing technology, developing partnerships and potentially acquiring products.
Jeuveau® Overview
Jeuveau® is an injectable formulation of a 900 kDa botulinum toxin type A complex designed to address the needs of the large and growing facial aesthetics market. We completed the TRANSPARENCY global clinical program which enrolled over 2,100 adult subjects. The results of the TRANSPARENCY global clinical program were used to support our applications for regulatory approvals in the United States, EU and Canada.
As demonstrated in the figure below, Jeuveau® contains a 900 kDa botulinum toxin type A complex produced by the bacterium Clostridium botulinum. The active part of the neurotoxin is the 150 kDa component, and the remaining 750 kDA of the complex is made up of accessory proteins that we believe help with the function of the active portion of the toxin. Jeuveau® has the same mechanism of action as other type A botulinum toxins. When injected intramuscularly at therapeutic doses, botulinum toxin causes a chemical denervation of the muscle resulting in localized reduction of muscle activity. Botulinum toxin type A specifically blocks peripheral acetylcholine release at presynaptic cholinergic nerve terminals by cleaving SNAP-25, a protein integral to the successful docking and release of acetylcholine from vesicles situated within the nerve endings leading to denervation and relaxation of the muscle.

Diagram of Botulinum Toxin Type A
TRANSPARENCY: Evolus Clinical Development for Glabellar Lines
TRANSPARENCY was a comprehensive five-study clinical development program for Jeuveau® and was used to meet the regulatory requirements for a Biologics License Application, or BLA, in the United States, a Marketing Authorisation Application, or MAA, in the EU, and a New Drug Submission, or NDS, in Canada, for the treatment of moderate to severe glabellar lines. The TRANSPARENCY program, which was developed in consultation with the FDA, Canadian, and European regulatory bodies, included three multicenter, randomized, double-blinded, controlled, single dose Phase III studies titled EV-001, EV-002 and EVB-003. Each Phase III study lasted 150 days. The TRANSPARENCY program also included two open label, multiple dose, long-term Phase II studies titled EV-004 and EV-006, each lasting one year. Between September 2014 and August 2016, over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in this program.
In our clinical trials, subjects received intramuscular injections in five target sites in muscles that contribute to the formation of glabellar lines: the midline of the procerus, the inferomedial aspect of each corrugator, and the superior middle aspect of each corrugator. Each of the five target sites was injected with 0.1 milliliters, or mL, for a total of 0.5mL. Subjects assigned (in the open label studies) or randomized (in the controlled studies) to Jeuveau® received a total of 20 units per treatment, administered as 4 units per 0.1mL and those subjects who were randomized to the placebo group received 0.5mL saline. In our EVB-003 Phase III trial, the only study of the five with both a placebo and active control arm, subjects randomized to the active control received a total of 20 units of BOTOX administered as 4 units per 0.1mL.
All five studies contributed data to the evaluation of efficacy and safety of Jeuveau®.
Phase III U.S. Based Clinical Trials. The two identical U.S. Phase III studies, EV-001 and EV-002, enrolled subjects who were selected from a population of healthy adults, at least 18 years of age, who had moderate to severe glabellar lines at maximum frown, as independently assessed by the investigator and subject using the 4-point photonumeric Glabellar Line Scale, or GLS, where 0=no lines, 1=mild lines, 2=moderate lines and 3=severe lines. On Day 0, eligible subjects were randomly assigned in a 3:1 ratio to receive a single treatment of either Jeuveau® or placebo. Subjects were followed for 150 days after treatment.
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
Both studies met the primary endpoint of superiority over placebo. The percentages of responders in the intent to treat population for the composite primary endpoint, a two point or greater score composite improvement, in each of the two controlled single dose studies were:

•	EV-001: 1.2% placebo, 67.5% Jeuveau®, with an absolute difference between the groups of 66.3%, 95% CI (59.0, 72.4)

•	EV-002: 1.3% placebo, 70.4% Jeuveau®, with an absolute difference between the groups of 69.1%, 95% CI (61.5, 75.1)
In the EV-002 study, the adverse event, or AE, rate was 26.9% in the placebo group and 28.5% in the Jeuveau® group. Placebo and Jeuveau® groups were similar in the overall incidence of subjects who experienced one or more AEs. Four Jeuveau® subjects (4/246, 1.6%) experienced a serious adverse event, or SAE, but none were assessed as study drug related. Placebo and Jeuveau® groups were also similar in the percentages of subjects who experienced an AE assessed by the investigator as study drug related: 7.7% of placebo subjects and 9.8% of Jeuveau® subjects. The drug related eyelid and eyebrow ptosis rates in the Jeuveau® arm were 1.2% and 0.4% respectively. Overall, AEs with an incidence of 1% or greater were headache at 9.3% in the Jeuveau® groups and 7.6% in the placebo groups and eyelid ptosis at 1% in the Jeuveau® groups and 0% in the placebo groups.
Phase III European and Canadian Clinical Trial for Glabellar Lines
The EVB-003 study was the third Phase III safety and efficacy study in the Jeuveau® clinical development program, and was conducted in Europe and Canada. 540 subjects with moderate to severe glabellar lines, or a GLS score of 2 or 3, as assessed by the investigator, were eligible to be enrolled provided that subjects also felt their glabellar lines had an important psychological impact, such as on their mood, anxiety or depressive symptoms. On Day 0, eligible subjects were randomly assigned in a 5:5:1 ratio to receive a single treatment of 20 units of Jeuveau®, 20 units of BOTOX or placebo.
The primary efficacy endpoint was defined as the proportion of subjects classified as responders on Day 30. A responder was a subject with a GLS score of 0 or 1, as assessed by the investigator at maximum frown. The primary analysis of the primary efficacy endpoint in the EVB-003 study showed the superiority of Jeuveau® over placebo, and established non-inferiority of Jeuveau® to BOTOX. The percentages of responders for the primary efficacy endpoint were:

•	4.2% in the placebo group, 95% CI (0.0, 9.8);

•	82.8% in the BOTOX group, 95% CI (78.1, 87.5); and

•	87.2% in the Jeuveau® group, 95% CI (83.0, 91.5).
A confidence interval, or CI, is a range of values in which, statistically, there is a specified level of confidence where the result lies. As an example, in the results above for this Phase III study, the results indicate that there is a 95% level of confidence that the responder rate for placebo was between 0.0% and 9.8%, which we express as: 95% CI (0.0, 9.8).
The absolute differences between the treatment groups were:

•	83.1% between Jeuveau® and placebo groups, 95% CI (70.3, 89.4), (p<0.001), indicating Jeuveau® was superior to placebo; and

•
4.4% between Jeuveau® and BOTOX groups, 95% CI (-1.9, 10.8), with non‑inferiority of Jeuveau® versus BOTOX concluded based on the lower bound of the 95% CI for the absolute difference exceeding -10.0%.

EU Phase III Primary Endpoint - Responder Rates at Maximum Frown on Day 30 (GLS = 0 or 1) by Investigator Assessment	EU Phase III Primary Endpoint - Non-Inferiority, at Maximum Frown on Day 30 by Investigator Assessment

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
87.2%
82.8%
4.2%
Jeuveau®
n=235
Botox
n=244
Placebo
n=48

As presented in the table below, within each group, 32.7% of placebo subjects, 41.9% of BOTOX subjects and 37.6% of Jeuveau® subjects experienced AEs. One placebo subject (1/49, 2.0%), one BOTOX subject (1/246, 0.4%) and three Jeuveau® subjects (3/245, 1.2%) experienced a total of 11 SAEs and none were assessed as study drug related. The drug related eyelid ptosis rates were 1.6% in the Jeuveau® arm and 0% in the BOTOX arm and the eyebrow ptosis rates were 0% in the Jeuveau® arm and 0.4% in the BOTOX arm.
EU and Canadian Phase III Trial - Adverse Event Rate Summary
As presented in the table below, in EVB-003, we also assessed as a secondary endpoint ≥ 1 point improvement GLS at maximum frown for both investigator and patient satisfaction. The investigator assessment at Day 2, the beginning of the study, and at Day 150, at the end of the study, Jeuveau® is statistically superior to placebo as measured by a one-point improvement on the GLS scale by investigator assessment. We also looked at subject satisfaction on Day 30, and Jeuveau® was superior to placebo at 91% versus 6% in the placebo arm.
EU and Canadian Phase III Trial - Select Secondary Endpoints

*P-Value Placebo vs Jeuveau® <0.001
Manufacturing
Daewoong Pharmaceuticals Co. Ltd., or Daewoong, manufactures and supplies Jeuveau® to us. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical companies in South Korea. Daewoong constructed a facility in South Korea where Jeuveau® is produced. We believe this facility will be sufficient to meet demand for Jeuveau® for the foreseeable future. The FDA conducted a current Good Manufacturing Practice, or cGMP, and pre-approval inspection of the facility in November 2017 in connection with our BLA for Jeuveau®. The UK Medicines and Healthcare Products Regulatory Agency, or MHRA, also completed an inspection of the manufacturing facility in February 2018 in connection with our MAA. The U.S. FDA approval of Jeuveau® in February 2019 included approval to manufacture Jeuveau® at Daewoong’s facility.

Daewoong License and Supply Agreement
On September 30, 2013, we entered into the Daewoong Agreement with Daewoong, pursuant to which Daewoong agreed to manufacture and supply Jeuveau® and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, Great Britain, Canada, Australia, Russia, Commonwealth of Independent States, or CIS, and South Africa, each, a covered territory. Daewoong also granted us a non-exclusive license to do the same in Japan. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million and agreed to make milestone payments upon certain confidential development and commercial milestones, including payment to Daewoong upon each of FDA and EMA approval of Jeuveau®. Under the Daewoong Agreement, the maximum aggregate amount of milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Upon the FDA approval in February 2019 and EMA approval in September 2019, we paid $2.0 million and $1.0 million milestone payment, respectively. As of December 31, 2019, Daewoong is eligible to receive remaining contingent milestone payments of up to $10.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
Under the Daewoong Agreement, Daewoong has agreed to supply us with Jeuveau® at an agreed-upon, transfer price, and we have agreed to make milestone payments upon completion of certain confidential development and commercial milestones. Our exclusivity is subject to certain minimum annual purchases upon commercialization and if we fail to meet these targets, Daewoong may, at its option, convert the exclusive license to a non-exclusive license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. During the term of the Daewoong Agreement, we cannot purchase, sell or distribute any competing products in a covered territory or Japan or sell Jeuveau® outside a covered territory or Japan. We also have the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a covered territory or Japan.
The initial term of the Daewoong Agreement is from September 30, 2013 to the later of (i) the fifth anniversary of approval from the relevant governmental authority necessary to market and sell Jeuveau® or (ii) September 30, 2023, and automatically renews for unlimited additional three-year terms if we meet certain performance requirements. The Daewoong Agreement will terminate (A) upon written notice by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) without notice upon the bankruptcy or insolvency of our company.
We are the sole owner of any marketing authorization and clinical trial results we pursue in a covered territory. However, if we do not renew the Daewoong Agreement or upon termination of the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights to Daewoong.
The Daewoong Agreement also provides that Daewoong will indemnify us for any losses arising out of (i) Daewoong’s willful misconduct or gross negligence in performing its obligations under the agreement, (ii) Daewoong’s breach of the agreement, or (iii) any allegation that Jeuveau® or Daewoong’s trademark infringes or misappropriates the rights of a third party, except, in each case, as a result of our willful misconduct or gross negligence. We have agreed to indemnify Daewoong for any losses arising out of (A) our willful misconduct or gross negligence in performing our obligations under the agreement, or (B) our breach of the agreement, except, in each case, as a result of Daewoong’s willful misconduct or gross negligence.
Competition
Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin. There are only four approved injectable botulinum toxin type A neurotoxins in the United States, including Jeuveau®. There are also other injectable botulinum toxin type A products being developed for the U.S. market. We believe the primary competing products in this market include BOTOX, Dysport and Xeomin:

•	BOTOX, marketed by Allergan plc, or Allergan, received FDA approval in 2002 for glabellar lines. Allergan was the first company to market neurotoxins for aesthetic purposes.

•	Dysport, marketed by Galderma S.A., or Galderma, received FDA approval in 2009 for glabellar lines.

•	Xeomin, marketed by Merz Pharma GmbH & Co., or Merz, received FDA approval in 2011 for glabellar lines.

We are also aware that Revance Therapeutics, Inc. has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a target date action date of November 25, 2020 under the Prescription Drug User Fee Act. If the BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase.
In addition to the companies commercializing and developing neurotoxins, there are other products and treatments that may indirectly compete with Jeuveau®, such as dermal fillers, laser treatments, brow lifts, chemical peels, fat injections and cold therapy. We compete with various companies that have products in these medical aesthetic categories. Among these companies are Allergan, Sanofi, Sun Pharma, Valeant Pharmaceuticals International, Inc., or Valeant, Mentor Worldwide LLC, a division of Johnson & Johnson, Merz, Galderma, and Skinceuticals, a division of L’Oreal SA. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are in various phases of development in North America for the treatment of glabellar lines.
Seasonality
We launched Jeuveau® into the U.S. aesthetic neurotoxin market in May 2019. Given the early stage of our launch of Jeuveau®, we have not experienced seasonality in our net revenue to date. However, we are aware that historically the aesthetic neurotoxin market experiences higher revenue in the second and fourth calendar quarters as compared to the first and third calendar quarters.
Government Regulation in the United States
We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our business has been, and will continue to be, subject to a variety of laws including the Federal Food Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or the PHS Act, among others. Biologics and medical devices are subject to regulation under the FFDCA and PHS Act.
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
FDA Marketing Approval
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
Post-Approval Requirements
Once a BLA is approved, a product is subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase IV testing, Risk Evaluation and Mitigation Strategies, or REMS, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging and labeling procedures must continue to conform to cGMP after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with applicable regulations such as cGMP and the Quality System Regulation. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
Other Regulation of the Healthcare Industry
While we do not currently have plans for our neurotoxin product to be covered by insurance or government reimbursement programs, if we were to offer reimbursable products, we could be subject to federal laws and regulations covering reimbursable products, such as the Anti-Kickback Statute, Stark Law and Physician Payment Sunshine Act. These laws that may affect our ability to operate include, but are not limited to:

•
The Anti-Kickback Statute, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program;

•	The Federal False Claims Act which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•
the Federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•	The Foreign Corrupt Practices Act (“FCPA”), which prohibits certain payments made to foreign government officials;

•
the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;

•
the Federal Physician Payments Sunshine Act, and its implementing regulations, which require that certain manufacturers of drugs, medical devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report to the CMS information related to certain payments or other transfers of value made or distributed to physicians, which is defined broadly to include other healthcare providers, teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•	State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.
If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.
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
Product Approval Process Outside the United States and Europe
In addition to regulations in the United States and EU, we may be subject to a variety of regulations in other jurisdictions governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval or MA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval or MA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
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
Our History
We were incorporated in November 2012 and are headquartered in Newport Beach, California. In a series of related transactions in 2013, Strathspey Crown Holdings Group, LLC (formerly known as Strathspey Crown Holdings, LLC), or SCH, acquired all of our outstanding equity in exchange for membership interests in SCH. In 2014, SCH contributed our equity that it had acquired in 2013 to its subsidiary operating entity, ALPHAEON Corporation, or Alphaeon. As a result of these transactions, prior to our initial public offering we were a wholly-owned subsidiary of Alphaeon. In 2019 Alphaeon changed its name to AEON Biopharma, Inc. We continue to refer to the renamed AEON Biopharma, Inc. as Alphaeon.
As of December 31, 2019, Alphaeon owned 25.8% of our outstanding shares of common stock. Subsequent to December 31, 2019, Alphaeon contributed all of the shares it held in us to Alphaeon 1, LLC.
Employees
As of December 31, 2019, we had 235 employees, all of whom constituted full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
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
Available Information
We make available, free of charge, on our website at www.evolus.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov.  We do not incorporate the information on or accessible through these websites into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, these websites a part of this Annual Report on Form 10-K or any other filing we make with the SEC.

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
Risks Related to Our Business and Strategy
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $90.0 million and $46.9 million for the years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit as of December 31, 2019 of $213.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully commercialize Jeuveau®, we may never generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product was commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including the following:

•	our success in educating physicians and consumers about the benefits, administration and use of Jeuveau®;

•	the prevalence, duration and severity of potential side effects experienced with Jeuveau®;

•	achieving and maintaining compliance with all regulatory requirements applicable to Jeuveau®;

•	the ability to raise additional capital on acceptable terms, or at all, if needed, to support our operations and further commercialization of Jeuveau®;

•	the acceptance by physicians and consumers of the safety and efficacy of Jeuveau®;

•	our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States;

•
the ability of our current manufacturer and any third parties with whom we may contract to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, requirements;

•
our ability to accurately forecast demand for our products, the ability of our third-party manufacturers to scale production to meet that demand and our ability to effectively manage our working capital requirements including the purchase of inventory and collection of receivables;

•	our ability to resolve ongoing legal proceedings in a timely and cost-effective manner;

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
In May 2019, we commercially launched Jeuveau® into the highly competitive U.S. aesthetic neurotoxin market. In the long term, we expect to expand our focus to the broader self-pay healthcare market. Many of our potential competitors, including Allergan in particular who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as:

•	substantially greater financial resources enabling them to, among other things, market and discount aggressively;

•	large and established research and development, manufacturing, personnel and marketing resources;

•	greater brand recognition for their products;

•	larger sales forces;

•	larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products;

•	greater existing market share in the aesthetic neurotoxin product market;

•	long standing customer loyalty programs and sales contracts with large customers;

•	established business and financial relationships with customers, aesthetic societies and universities.
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
Competitors and other parties may also seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a target date action date of November 25, 2020 under the Prescription Drug User Fee Act. If the BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
The first use of Jeuveau® is in aesthetic medicine. The aesthetic product market, and the facial aesthetic market in particular, is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval of Jeuveau® for the treatment of glabellar lines and launched commercially in the United States and through a distribution partner in Canada. We anticipate that Jeuveau® will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Jeuveau® may also compete with unapproved and off-label treatments. In addition, competitors may develop new technologies within the aesthetic market that may be superior in safety and efficacy to Jeuveau® or offer alternatives to the use of toxins, including surgical and radio frequency techniques. To compete successfully in the aesthetic market, we will have to demonstrate that Jeuveau® is at least as safe and effective as current products sold by our competitors. Competition in the aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are approved for use in the United States. There are also fewer limitations on the claims that our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we expect to face more competition in these markets than in the United States.
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than Jeuveau® or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing Jeuveau® and any future product candidates and attracting physician and consumer demand.

We rely on the license and supply agreement, the Daewoong Agreement, with Daewoong to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.
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
If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Daewoong and Daewoong may have the right to terminate our license. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Daewoong Agreement, we may not have sufficient funds available to meet our obligations, which would allow Daewoong to terminate the Daewoong Agreement. Any termination or loss of rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our ability to commercialize Jeuveau®, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Daewoong Agreement, we believe it would be difficult for us to find an alternative supplier of a botulinum toxin type A complex. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with Daewoong, the demand for Jeuveau® could be materially and adversely affected. Additionally, if the Daewoong Agreement is terminated, breached or has certain other adverse actions, it may constitute an event of default under our loan and security agreement, or credit facility, with Oxford Finance, LLC, or Oxford. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
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
Third-party claims of intellectual property infringement may prevent or delay our commercialization efforts and interrupt our supply of products.
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

The credit facility is secured by substantially all of our assets. The credit facility contains customary affirmative and restrictive covenants and representations and warranties. We are bound by certain affirmative covenants setting forth actions that are required during the term of the credit facility including, without limitation, certain requirements to deliver financial and other required information to Oxford, obligations to maintain certain insurance, and certain notice requirements. Additionally, we are bound by certain restrictive covenants setting forth actions that are not permitted to be taken during the term of the credit facility without Oxford’s prior written consent, including, without limitation, incurring certain additional indebtedness, consummating certain mergers, acquisitions or other business combination transactions, or incurring any non-permitted lien or other encumbrance on our assets.
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
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of Jeuveau® in the United States, EU and Canada and in connection with the launch of Jeuveau® in the United States and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to commercialize Jeuveau® and for the clinical development of any additional product candidates we may choose to pursue.
In the near term, these expenditures will include costs associated with the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, these expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the regulatory approval process and commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of Jeuveau® or any future product candidates. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations.
We anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operating plan for the next twelve months. However, we may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau® is slower than expected. Our currently anticipated expenditures for the commercialization of Jeuveau® may exceed existing cash, cash equivalents and investments, and we may need to seek additional debt or equity financing. Additionally, under our credit facility, in order to draw the final $25.0 million of the facility, we must meet a number of conditions including maintaining compliance with covenants under the credit facility and the achievement of specified net sales targets based on a trailing six-month basis. In the event we are unable to reach this net sales milestone, we will not be able to draw the additional $25.0 million. As of December 31, 2019, we had not yet met the net sales milestone to draw the second tranche.
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

•	the cost of Jeuveau® and any future product candidates in relation to alternative products or treatments and willingness to pay for the product or treatment on the part of consumers;

•	proper training and administration of Jeuveau® and any future product candidates by physicians and medical staff;

•	consumer satisfaction with the results and administration of Jeuveau® and any future product candidates and overall treatment experience;

•	negative selling efforts by our competitors against Jeuveau®;

•
our competitors’ long standing relationships with customers, including Allergan in particular, given their longstanding dominance of the market, which we may not be able to overcome in order to get customers to adopt Jeuveau®;

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

•	consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;

•	the willingness of consumers to pay for Jeuveau® and any future product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that Jeuveau® and any future product candidates may offer a physician as compared to alternative products or treatments;

•	the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;

•	any adverse impact on our brand resulting from key opinion leader relationships with Alphaeon or SCH, whether or not related to us;

•	a perception that Jeuveau® are unproven or experimental, or perceived differences in product performance, reliability, features and ease of use characteristics versus our competitors’ products;

•	our ability to compete with our competitors’ product bundling offerings as we initially launch Jeuveau® as a stand-alone product; and

•	adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
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
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or the BPCI Act, as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a Biologics License Application, or BLA. The law is complex and is still being interpreted and implemented by the FDA. For example, one company has filed a Citizen Petition requesting that the FDA not apply the BPCI Act to pre-enactment BLAs. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters, public health crises, or political unrest and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster or political unrest.
Daewoong, the sole manufacturer of Jeuveau®, manufactures Jeuveau® in a facility located in South Korea. In addition, the underlying drug substance for Jeuveau® is also manufactured in a separate facility on the same campus. As a result of the concentration of the manufacturing and storage facilities for Jeuveau® on this single campus, we are subject to risks that manmade or natural events will impact our supply of Jeuveau®.. For example, extreme weather events at or near Daewoong’s facilities may impact the accessibility or viability of such facilities. As well, the earthquakes in the Pacific Rim region is high and the Daewoong facility is in close proximity to major earthquake fault lines. Additionally, public health crises may affect South Korea. For example, beginning in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China which spread to other areas within Asia. If this or any other public health crisis effects operations at Daewoong, it would have an adverse effect on the ability for Daewoong to manufacture our product. There is also a level of political unrest and potential military conflict or uncertainty in South Korea and the broader region. For example, the operations of the South Korean manufacturing plant may experience unrest or security issues due to the threats posed by North Korea. Natural disasters or political unrest could severely disrupt Daewoong’s operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
If a natural disaster, public health crisis or political unrest, power outage or other event occurred that prevented Daewoong from using all or a significant portion of its manufacturing facility, or prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because Daewoong manufactures Jeuveau® in its facility, in the event of a natural disaster, public health crisis, political unrest, power outage or other event affecting this facility, we would be required to seek additional manufacturing facilities and capabilities that have obtained the necessary approvals required by state, federal or other applicable authorities in order to continue or resume manufacturing activities, which we may not be able to do on commercially reasonable terms if at all. Any disaster recovery and business continuity plans that we and Daewoong have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or Daewoong’s lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.
Our ability to market Jeuveau® is limited to use for the treatment of glabellar lines, and if we want to expand the indications for which we market Jeuveau®, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
We have received regulatory approval for Jeuveau® in the United States for the treatment of moderate to severe glabellar lines. The terms of that approval restrict our ability to market or advertise Jeuveau® for other indications, which could limit physician and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market Jeuveau® for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, Allergan, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and, therefore, is able to market its product across a greater number of indications than Jeuveau®. If we are unable to obtain approval for indications in addition to our approval for glabellar lines, our marketing efforts for Jeuveau® will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau®.
We have entered into an agreement with Alphaeon relating to certain rights to the therapeutic indications of Jeuveau® under the Daewoong Agreement and, as a result, we will not be able to pursue therapeutic indications for Jeuveau®.
On December 18, 2017, we entered into the therapeutic agreement with Alphaeon, or the therapeutic agreement, relating to certain rights to the therapeutic indications of botulinum toxin products under the Daewoong Agreement. Pursuant to the Daewoong Agreement, we received an option to expand the permitted uses of botulinum toxin products to cover all therapeutic uses in the United States, EU, Canada, Australia, Russia, C.I.S. and South Africa, or the covered territories, and Japan, or the therapeutic option.
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
In December 2019, Alphaeon and Daewoong entered into a direct distribution agreement for botulinum toxin products for therapeutic uses that is separate and distinct from the Daewoong Agreement. Our entry into the therapeutic agreement and the entry by Alphaeon into an agreement directly with Daewoong eliminates our ability to expand the permitted uses of botulinum toxin products for therapeutic indications.
If we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as Jeuveau®. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use Jeuveau® on their patients in a manner that is inconsistent with the approved label of the treatment of moderate to severe glabellar lines, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the EMA and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
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
Unforeseen side effects from Jeuveau® or our future product candidates could arise either during clinical development or after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or similar regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA, the EMA or similar regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

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
Any of the above events could prevent us from achieving or maintaining market acceptance of the affected product, negatively impact our revenues and could substantially increase the costs of commercializing our products. The demand for Jeuveau® could also be negatively impacted by any adverse effects of a competitor’s product or treatment.
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
Although most of our effort is focused on the commercialization of Jeuveau®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
Further, any product candidates that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the EMA and other similar regulatory authorities. All product candidates are prone to risks of failure during pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved products that we acquire may not be manufactured or sold profitably or achieve market acceptance.

If we are unable to establish sufficient sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize Jeuveau® or any other future product candidates or generate significant product revenue.
In connection with the commercial launch of Jeuveau® in the United States, we built sales and marketing capabilities. We have no prior experience in the marketing, sale and distribution of aesthetic medicine products, and there are significant risks involved in building and managing a sales organization, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, adequately provide complementary products to be offered by sales personnel, which may otherwise put us at a competitive disadvantage relative to companies with more extensive product lines, and handle any unforeseen costs and expenses. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize Jeuveau® or any future product candidates. To the extent we commercialize our product candidates by entering into agreements with third-party collaborators, we may have limited or no control over the sales, marketing and distribution activities of these third parties, in which case our future revenues would depend heavily on the success of the efforts of these third parties. If we are not successful in commercializing Jeuveau® or any future product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we would incur significant additional losses.
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
As of December 31, 2019, we had 235 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we:

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
We plan to rely on third-party distribution partners for the distribution of our products, product candidates and services outside of the United States, which could delay or limit our ability to generate revenue.
With respect to certain markets for our products, product candidates and services outside of the United States, we plan to retain third-party service providers to perform functions related to the marketing, distribution and sale of Jeuveau® and any future product candidates. Key aspects of those functions may be out of our direct control, including regulatory compliance, warehousing and inventory management, distribution, contract administration, accounts receivable management and call center management. Any future distribution partners may hold significant control over important aspects of the commercialization of our products, including market identification, regulatory compliance, marketing methods, pricing, composition of sales force and promotional activities.
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
We currently have operations in the United States and may have operations in EU in the future. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including:

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
A perception of a conflict of interest of our indirect physician investors by other physicians or consumers could negatively impact our future product sales.
Prior to our initial public offering, we were indirectly funded through investments in our controlling stockholder, Alphaeon, and its majority stockholder, SCH, in part, by leading physicians in the self-pay healthcare market, or the indirect physician investors. As a result, through Alphaeon (and, subsequent to its transfer of shares, Alphaeon 1, LLC) and SCH, these indirect physician investors may have an indirect financial interest in our success (as our successes, if any, will in part be imputed to Alphaeon 1, LLC and ultimately SCH) and may be more inclined to use, promote or recommend Jeuveau® to their patients and other physicians. Other physicians may become aware of the indirect and potential financial interest and investments of these indirect physician investors, who realize additional incentives by recommending Jeuveau® and any of our future product candidates. If other physicians perceive this to be a significant conflict, they may be unwilling to purchase Jeuveau® or any of our future product candidates without obtaining additional third-party evidence of their benefits and efficacy. If consumers perceive these indirect physician investors have a conflict of interest in recommending Jeuveau® or any of our future product candidates, they may be unwilling to purchase Jeuveau® or any of our future product candidates and may have a negative view of our brand, which could harm our reputation in the market. If physicians do not recommend Jeuveau® or any of our future product candidates or consumers choose not to purchase any of our products as a result of these conflicts of interest, it could adversely affect our business.
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
In addition, we could experience difficulties attracting and retaining qualified employees in the future. For example, competition for qualified personnel in the pharmaceuticals and aesthetic medicine field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information or that their former employers own their research output.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, our product will be ultimately paid for by the consumer. Demand for Jeuveau® is tied to discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic down turn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business.
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
Our research and development and manufacturing activities in the future may, and Daewoong’s manufacturing and supplying activities presently do, involve the controlled storage, use and disposal of hazardous materials, including botulinum toxin type A, a key component of Jeuveau®, and other hazardous compounds. We and Daewoong are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at Daewoong’s facilities pending their use and disposal. We and Daewoong cannot eliminate the risk of contamination, which could cause an interruption of Daewoong’s manufacturing processes, our commercialization efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by Daewoong for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2019, we had $179.6 million of federal NOLs and $94.1 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2019, we had federal research and development credit carryforwards of $1.4 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Increased regulatory oversight and uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.
As of December 31, 2019, we had $73.5 million of outstanding indebtedness that bears interest at a floating rate using LIBOR as the applicable reference rate and that have maturities beyond 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and may impact the availability and cost of borrowings, including the rates we pay on our credit facility with Oxford. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our interest expenses. We may incur significant costs to transition our borrowing arrangement with Oxford from LIBOR, which may have an adverse effect on our results of operations. The effect of a transition away from LIBOR on our company cannot yet be determined, and management continues to evaluate the LIBOR exposure risks.
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
Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, or PII, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, if applicable, including the GDPR, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, the California Consumer Privacy Act, among other things, has created new individual privacy rights and imposes increased obligations on companies handling PII. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Risks Related to Intellectual Property
If we or any of our current or future licensors, including Daewoong, are unable to maintain, obtain or protect intellectual property rights related to Jeuveau® or any of our future product candidates, we may not be able to compete effectively in our market.
We and our current licensor, Daewoong, currently rely upon a combination of trademarks, trade secret protection, confidentiality agreements and proprietary know-how. Botulinum toxin cannot be patented, as it is produced by Clostridium botulinum, a gram-positive, rod-shaped, anaerobic, spore-forming, motile bacterium with the ability to produce the neurotoxin botulinum. Only the manufacturing process for botulinum toxin can be patented, for which Daewoong has obtained a U.S. patent. Our trade secrets and other confidential proprietary information and those of our licensors could be disclosed or competitors could otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we or any of our current or future licensors may encounter significant problems in protecting and defending our or their intellectual property both in the United States and internationally. If we or any of our current or future licensors are unable to prevent material disclosure of the non-patented intellectual property related to Jeuveau® to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business.
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
We employ individuals who were previously employed at other pharmaceutical or medical aesthetic companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could diminish or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition.
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third party may hold intellectual property, including patent rights that are important or necessary to the development of our future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.
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
Third parties may assert that we are using trademarks or trade names that are confusingly similar to their marks. If any third party were able to establish that our trademarks or trade names were infringing their marks, that third party may be able to block our ability to use the infringing trademark or trade name. In addition, if a third party were to bring such a claim, we would be required to dedicate time and resources to fight the claim, which time and resources could otherwise be used toward the maintenance of our own intellectual property.
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
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other similar foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaborators believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA and other similar regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA, the EMA or other similar regulatory authorities delaying or denying approval of a product candidate for any or all targeted indications.
Regulatory approval of a BLA or BLA supplement, MAA, or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for the FDA, the EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, the EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

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

•
refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals;

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
Some participants in our clinical trials have reported adverse events after being treated with Jeuveau®. If we are successful in commercializing Jeuveau® or any other product candidate, the FDA and other regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authorities could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
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
Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition and results of operations.
Risks Related to Our Relationship with Alphaeon and Alphaeon 1, LLC
Alphaeon 1, LLC may exert significant influence over our business, and the concentrated ownership of our common stock and certain contractual rights of Alphaeon 1, LLC may prevent you and other stockholders from influencing significant decisions.
As of December 31, 2019, Alphaeon owned 25.8% of our outstanding shares of common stock. Subsequent to December 31, 2019, Alphaeon contributed all of those shares to Alphaeon 1, LLC. This concentrated ownership position may provide Alphaeon 1, LLC with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. This significant stock ownership may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in Alphaeon and Alphaeon 1, LLC and their positions with Alphaeon and Alphaeon 1, LLC.
Vikram Malik, Simone Blank, Kristine Romine, M.D., and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of Alphaeon and

Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board of managers of Alphaeon 1, LLC. Their positions at the Alphaeon entities and the ownership of any Alphaeon entities equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for the Alphaeon entities than the decisions have for us.
These decisions include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on the Alphaeon entities consolidated financial statements;

•
the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on the Alphaeon entities’ current or future indebtedness or the covenants under that indebtedness;

•	the timing and amount of financing efforts, whether they are debt or equity, and the amount of resulting dilution to existing shareholders;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the related party services and agreements between Alphaeon and us.
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with the Alphaeon entities or SCH in the future or in connection with the Alphaeon entities desire to enter into new commercial arrangements with third parties.
Furthermore, disputes may arise between the Alphaeon entities and us relating to our past and ongoing relationship, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	indemnification and other matters arising from our initial public offering;

•	the nature, quality and pricing of services Alphaeon agrees to provide to us;

•	sales or other disposal by Alphaeon 1, LLC of all or a portion of its ownership interest in us; and

•	business combinations involving us.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are not controlled by the Alphaeon entities, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
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

Our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Alphaeon. Under these provisions, neither Alphaeon nor its other affiliates, nor any of their officers, directors, agents, stockholders, members, partners and subsidiaries, will have any obligation to present to us certain corporate opportunities. For example, a director or officer of our company who also serves as a director, officer or employee of Alphaeon or any of its other affiliates may present to Alphaeon certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business, if he or she was not offered such corporate opportunity in his or her capacity as our director or officer, and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to Alphaeon or its other affiliates instead of to us, we may not be able to benefit from these opportunities.
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
Our stock price is volatile. For example, the closing price of our common stock during the year ended December 31, 2019 has ranged from a low of $11.58 to a high of $28.91. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of Jeuveau® or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	the FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	adverse developments concerning litigation pending against us;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	overall financial market conditions for the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	short selling of our common stock or the publication of opinions regarding our business prospects in a manner that is designed to create negative market momentum;

•	sales of substantial amounts of our stock by Alphaeon or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions or departures of key personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer and Chief Marketing Officer;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by Alphaeon as our controlling stockholder, including sales of substantial amounts of our common stock by Alphaeon;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
In addition, the stock market in general, and the market for pharmaceutical, biotechnology and medical aesthetics companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We may become the target of this type of litigation in the future. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.
We are no longer a “controlled company” within the meaning of the Nasdaq Marketplace Rules. Prior to May 2019, we qualified for, and relied on, exemptions from certain corporate governance requirements and our stockholders were not afforded the same protections as the stockholders of companies that are subject to such requirements.
As a result of a sale of shares by Alphaeon in May 2019, we are no longer a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Marketplace Rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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
Future sales of our common stock by us, Alphaeon 1, LLC or others, or the perception that such sales may occur, could depress the market price of our common stock.
We have 33,728,035 shares of common stock issued and outstanding as of February 21, 2020. Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
As of December 31, 2019, Alphaeon owned 25.8% of our outstanding shares of common stock. Subsequent to December 31, 2019, Alphaeon contributed all of those shares to Alphaeon 1, LLC. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Alphaeon 1, LLC is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Alphaeon 1, LLC of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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

•
provide that the authorized number of directors may be changed only by resolution of our board of directors and that a director may only be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock;

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

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change-of-control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.
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
Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for all “internal corporate claims.” “Internal corporate claims” are claims that are based upon a violation of a duty by a current or former director, officer or stockholder in such capacity, or as to which Title 8 of the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware, or the Court of Chancery, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. For example, this choice of forum provision would not apply to claims brought pursuant to the Exchange Act or the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our certificate of incorporation. The choice of forum provision in our certificate of incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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

Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Our corporate headquarters is located at 520 Newport Center Drive, Suite 1200, Newport Beach, CA 92660, in a facility that we lease, encompassing approximately 17,758 square feet of space. The lease for this facility expires on January 31, 2025. We believe our facilities are sufficient for our current needs. When our lease expires, we may exercise our renewal option or look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.
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
ITC Complaint
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. On March 6, 2019, the ITC instituted an investigation as ITC Inv. No. 337-TA-1145, or the ITC Action. The ITC complaint calls for an investigation by the ITC Office of Unfair Import Investigations, or OUII, under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders. In January 2020, the three sets of parties to the ITC action, (i) the Complainants - Allergan and Medytox, (ii) the Respondents - us and Daewoong and (iii) the OUII, each submitted pre-hearing briefs to the Administrative Law Judge assigned to the ITC Action setting forth each parties positions on the substantive issues and preliminary conclusions prior to the evidentiary hearing. From February 4-7, 2020, the Administrative Law Judge held an evidentiary hearing on the ITC Action. An initial determination by the Administrative Law Judge is due by June 5, 2020 and the target date for the final determination by the ITC is October 6, 2020.
We intend to defend the claims contained in the ITC complaint and the related ITC Action vigorously. Given the current stage of the ITC Action, we are unable to predict the likelihood of success of Medytox’s and Allergan’s claims against us or Daewoong or to quantify the risk of the imposition of an exclusion order or cease and desist order. The ITC Action could require us to dedicate significant financial and management resources to those efforts. While we are entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® within the United States and a cease and desist order which would bar sales and marketing of Jeuveau® within the United States, either of which would materially adversely affect the Company’s ability to carry out its business and which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm. Even if we are successful, the ITC Action may result in reputational damage or other collateral consequences.
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
Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed and traded on the Nasdaq under the symbol “EOLS” since February 12, 2018.
Holders of Record
As of February 21, 2020, we had approximately 38 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
From January 1, 2018 to December 31, 2019, the period covered by this Annual Report on Form 10-K, we did not issue any unregistered securities.
Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2019.
Performance Graph
Not applicable.

Item 6.    Selected Financial Data.
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical financial statements, the notes thereto included in Item 8 “Financial Statements and Supplementary Data” and included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
Overview
We are a performance beauty company with a customer-centric approach focused on delivering breakthrough products in the self-pay aesthetic market. In February 2019, we received the approval of our first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration, or FDA. In May 2019, we commercially launched Jeuveau® in the United States and through a distribution partner in Canada in October 2019.
Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Our primary market is the self-pay aesthetic market, which includes medical products purchased by physician and other customers that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. We believe we offer customers and consumers a compelling value proposition with Jeuveau®. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader, and prior to the approval of Jeuveau®, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.
In May 2019, as part of our commercial launch, we introduced the Jeuveau® Experience Treatment, or J.E.T., an exclusive program for aesthetic providers and consumers to be the first to experience Jeuveau®. J.E.T. offered aesthetic providers the opportunity to receive multiple shipments of Jeuveau® and ended in August 2019. The program was made available through our technology platform, “Evolus Practice,” which allows providers to open a new account, order Jeuveau®, pay invoices and engage with our customer experience team and medical affairs representatives. We did not recognize net revenues from shipments made through the J.E.T. program. We have generated revenue from aesthetic practices that purchased products directly from us after completion or outside of the J.E.T. program.
As a result of our J.E.T. program and customer and consumer marketing initiatives throughout 2019, we have established a broad base of over 3,500 customer accounts ordering Jeuveau® through December 31, 2019. Customer accounts that participated in J.E.T. drove greater than 80% of our U.S. Jeuveau® net revenue for the year ended December 31, 2019.
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
We have a limited history of generating revenue from Jeuveau® and have never been profitable. As of December 31, 2019, we had an accumulated deficit of $213.1 million. We incurred net losses of $90.0 million and $46.9 million in the years ended December 31, 2019 and 2018, respectively.
We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® and maintain our regulatory approvals.
Daewoong License and Supply Agreement
In 2013, we and Daewoong Pharmaceuticals Co. Ltd., or Daewoong, entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, EU, Great Britain, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. We further agreed to make milestone payments upon achievement of certain confidential development and commercial milestones, including a confidential payment to Daewoong upon each of the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or the EMA, approval of Jeuveau®. Under the Daewoong Agreement, the maximum aggregate amount of milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Upon FDA approval in February 2019 and EMA approval in September 2019, the Company paid $2.0 million and $1.0 million milestone payments, respectively. As of December 31, 2019, Daewoong is eligible to receive remaining contingent milestone payments of up to $10.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®. We had the option to expand the permitted use of the product beyond aesthetic indications and into therapeutic indications. This option was assigned to ALPHAEON Corporation, or Alphaeon who exercised the option by remitting payment directly to Daewoong in November 2018. For additional information about the Daewoong Agreement, see Item 1 “Business—Daewoong License and Supply Agreement.”
Royalties and Notes Payable to Evolus Founders
We are obligated to make the following future payments to the founders of Evolus (i) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® and (ii) a $20.0 million promissory note that matures in November 2021. The obligations set forth in (i) above will terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. The fair value of the obligations set forth in items (i) and (ii) are valued quarterly and are referred to in our financial statements as the “contingent royalty obligation.”
Our Relationship with Alphaeon
For periods prior to the completion of our initial public offering on February 12, 2018, we funded our operations primarily through contributions and related party borrowings from Alphaeon. Accordingly, we derived our financial statements by allocating expenses associated with our operations from Alphaeon’s consolidated financial statements in accordance with applicable accounting standards and SEC regulations.
In January 2018, we entered into a services agreement with Alphaeon, or the services agreement, which became effective in connection with our initial public offering. The services agreement sets forth certain terms between Alphaeon and us that govern the respective responsibilities and obligations between Alphaeon and us, as it relates to the services to be performed between us. The services agreement has a one-year term and thereafter renews for successive one-year terms unless terminated by either party. We or Alphaeon may terminate the services agreement upon sixty days’ notice to the other party. In accordance with the services agreement, we paid Alphaeon $5.0 million to settle our historical related party borrowings from Alphaeon upon our initial public offering. There were no significant services provided under the services agreement since our initial public offering.
As of December 31, 2019, Alphaeon owned approximately 25.8% of our outstanding shares of common stock and had changed its name to AEON Biopharma, Inc. We continue to refer to the renamed AEON Biopharma, Inc. as Alphaeon. Subsequent to December 31, 2019, Alphaeon contributed all of the shares it held in us to Alphaeon 1, LLC.

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2019	2018	Change
Product revenue, net	$34.2	$—	$34.2
Service revenue	0.7	—	0.7
Total net revenues	34.9	—	34.9
Product cost of sales (excludes amortization of intangible assets)	8.0	—	8.0
Gross profit	26.9	—	26.9
As a percentage of net revenues	77.1%	—%
Operating expenses:
Selling, general and administrative	113.6	29.1	84.5
Research and development	4.0	6.5	(2.5)
Revaluation of contingent royalty obligation to Evolus Founders	4.2	10.5	(6.3)
Depreciation and amortization	4.1	0.0	4.1
Total operating expenses	125.9	46.1	79.8
Loss from operations	(99.0)	(46.1)	(52.9)
Non operating expense, net	(6.1)	(0.7)	(5.4)
Loss before income taxes	(105.1)	(46.8)	(58.3)
Income tax (benefit) expense	(15.0)	0.1	(15.1)
Net loss	$(90.1)	$(46.9)	$(43.2)
Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of customer rebates and coupons. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. During the year ended December 31, 2019, we recorded net revenues of $34.9 million consisting of product revenue of $34.2 million from the sale of Jeuveau® in the United States and service revenue of $0.7 million from sale of Jeuveau® through a distribution partner in Canada. We commercially launched Jeuveau® and began shipping to customers in the United States in May 2019 and launched through a distribution partner in Canada in October 2019. We recorded the sale of Jeuveau® in Canada as service revenue on a net basis. We did not record any net revenue during the year ended December 31, 2018.
Cost of Sales
Our cost of sales was $8.0 million for the year ended December 31, 2019, which primarily consisted of the cost of inventory that was purchased from Daewoong for product sales in the United States. We did not record any cost of sales during the year ended December 31, 2018. Our gross profit as a percentage of net revenues was 77.1% for the year ended December 31, 2019 and benefited from one-time reduced, launch pricing from our manufacturing partner. Our gross profit may fluctuate in the future as we deplete inventory purchased at the one-time launch pricing and implement various marketing programs that may affect the average selling price of Jeuveau®. We anticipate that our cost of sales will increase as Jeuveau® sales increase.
Selling, General and Administrative
Selling, general and administrative expenses increased by $84.5 million to $113.6 million for the year ended December 31, 2019 from $29.1 million for the year ended December 31, 2018. The increase was primarily attributable to the U.S. launch of Jeuveau®. This included higher personnel-related expenses as a result of hiring a U.S. sales force, building out our corporate and commercial infrastructure and incurring marketing expenses including the J.E.T. program. Shipments under the J.E.T. program ended in August 2019. Personnel-related expenses, including stock-based compensation, increased by $39.4 million and marketing and selling expenses, including expenses related to the J.E.T. program, increased by $26.0 million from the year ended December 31, 2018. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies, and performance-based personnel-related expenses, such as commissions and bonuses.
Research and Development
Research and development expenses decreased by $2.5 million to $4.0 million for the year ended December 31, 2019 from $6.5 million for the year ended December 31, 2018. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® in 2018, partially offset by one-time bonuses of $1.6 million to certain current and former employees upon FDA approval of Jeuveau® in February 2019. We expect our overall research and development expense to increase if and when we seek to develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
During the year ended December 31, 2019 and 2018, the revaluation charges of $4.2 million and $10.5 million, respectively, were primarily driven by changes in management assumptions related to revenue forecasts based on management’s assessment of current and future markets of Jeuveau® and marketing and distribution strategies, discount rate and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased to $4.1 million for the year ended December 31, 2019 from a de minimis amount for the year ended December 31, 2018. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years as well as amortization of the internal-use software costs over two years.
Non-Operating Expense, Net
Non-operating expenses, net, increased by $5.4 million to $6.1 million for the year ended December 31, 2019 from $0.7 million for the year ended December 31, 2018. Interest income increased by $1.6 million to $1.8 million for the year ended December 31, 2019 from $0.2 million for the year ended December 31, 2018, which was primarily attributable to interest earned from short-term investments. Interest expense increased by $7.1 million to $8.0 million for the year ended December 31, 2019 from $0.9 million for the year ended December 31, 2018, which was primarily attributable to interest incurred on our long-term debt to Oxford Finance, LLC and the contingent promissory note payable to the Evolus Founders.
Income Taxes (Benefit) Expense
Income tax benefit was $15.0 million for the year ended December 31, 2019 as compared to a de minimis provision for the year ended December 31, 2018. This was primarily attributable to a partial release of the deferred tax assets valuation allowance. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019 upon FDA approval of Jeuveau®, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result, a portion of the previously existing valuation allowance was released.
Liquidity and Capital Resources
As of December 31, 2019, we had cash and cash equivalents of $109.9 million, short-term investments of $19.9 million, and stockholders’ equity of $79.5 million.
We have a limited history of generating revenues and only began shipping Jeuveau® in May 2019. As of December 31, 2019, we had an accumulated deficit of $213.1 million and working capital of $127.8 million. We had net losses of $90.0 million and $46.9 million for the years ended December 31, 2019 and 2018, respectively, and we used net cash in operating activities of $93.4 million and $25.7 million for the years ended December 31, 2019 and 2018, respectively. Management expects operating losses and negative cash flows to continue for at least the next 12 months.
Initial Public Offering
In February 2018, we closed our initial public offering and sold 5,047,514 shares of our common stock at a price of $12.00 per share, inclusive of 47,514 shares of our common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $56.3 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
Follow-On Public Offerings
In July 2018, we closed a follow-on public offering and sold 3,600,000 shares of our common stock at a price of $20.00 per share, inclusive of 600,000 shares of common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $67.7 million, after deducting underwriting discounts and commissions, excluding other offering expenses.
In November 2019, we closed a follow-on public offering and sold 5,999,550 shares of our common stock at a price of $13.00 per share, inclusive of 782,550 shares of common stock issued upon the exercise by the underwriters of their option to purchase additional shares. The net proceeds were approximately $73.3 million after deducting underwriting discounts and commissions, excluding other offering expenses.
Loan and Security Agreement
On March 15, 2019, or the closing date, we entered into a loan and security agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, pursuant to which the lender made term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans will be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. As of December 31, 2019, the Company had not yet met the net sales milestone to draw the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if we maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
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

The credit facility also provides us with the ability, under certain conditions, to obtain up to a $25.0 million revolving line of credit secured by our inventory, accounts receivable and cash proceeds of both. Oxford has the right of first refusal, but not the obligation, to provide such a revolving line of credit. There is no guarantee that such a line would be available to us on terms favorable to us or at all. As of December 31, 2019, the Company had met the conditions to enter into a $25.0 million revolving line of credit.
Operating Leases
We lease office facilities under various operating lease agreements. Our corporate headquarters is located in Newport Beach, California, in a facility that we subleased until January 2020 under a non-cancelable operating lease for a fixed amount each month. On May 15, 2019, we entered into a non-cancelable operating lease for the same office facility with the original lessor. This non-cancelable operating lease commenced on February 1, 2020 and expires on January 31, 2025 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on each February 1 anniversary. We may, under certain circumstances, terminate the lease on the 36 months anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. We have an option to extend the term of the lease for an additional 60 months.
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash, cash equivalents and short-term investments, will be sufficient to fund operations through at least the next twelve months based on our expected cash burn rate from the date of the issuance of this Annual Report on Form 10-K.
Until such time, if ever, as we can generate substantial product revenue to cover our costs of operations, we expect to finance our cash needs through additional draws against the Oxford term loan and revolving line of credit, entering into licensing or collaboration agreements with partners, other debt or equity financings, or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, we may need to significantly reduce our controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspend certain research and development, sales and marketing programs and other operational goals.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents and short-term investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	Change
(in millions)
Net cash (used in) provided by:
Operating activities	$(93.4)	$(25.7)	$(67.7)
Investing activities	(23.4)	—	(23.4)
Financing activities	133.5	118.8	14.7
Change in cash and cash equivalents	16.7	93.2
Cash and cash equivalents, beginning of period	93.2	—
Cash and cash equivalents, end of period	$109.9	$93.2
Operating Activities
Cash used in operating activities increased by $67.7 million to $93.4 million for the year ended December 31, 2019 from $25.7 million for the year ended December 31, 2018. The increase in cash used in operating activities was primarily attributable to an increase in net loss of $43.2 million, as adjusted for certain non-cash items. In 2019, there was an increase in non-cash income tax benefit of $15.1 million resulting from partial release of the deferred tax assets valuation allowance. There were also increases in non-cash stock-based compensation expense of $2.5 million, provisions related to the rebate and coupon programs of $12.3 million, and depreciation and amortization of $4.1 million, which were partially offset by a $6.3 million decrease in revaluation of our contingent royalty obligation. Cash used in working capital increased by $23.6 million which was primarily driven by inventory purchases, timing of accounts receivable collections, timing of vendor billing and invoice payments, and increased expenditures associated with the hiring of our sales force and expansion of our commercialization infrastructure in connection with launching Jeuveau®.
Investing Activities
Cash used in investing activities increased to $23.4 million for the year ended December 31, 2019 from a de minimis amount for the year ended December 31, 2018. The increase in cash used in investing activities was primarily attributable to purchases of short-term investments net of maturities of $18.9 million and additions to capitalized software of $4.2 million.
Financing Activities
Cash provided by financing activities increased by $14.7 million to $133.5 million for the year ended December 31, 2019 from $118.8 million for the year ended December 31, 2018. We received proceeds of $71.7 million in March 2019 from the credit facility net of discounts and issuance costs and $73.3 million in November 2019 from the public offering of common stock after deducting underwriting discounts and commissions, and $2.5 million from issuance of common stock related to the incentive equity plan. This was offset by $9.7 million of milestone and contingent royalty payments to the Evolus Founders and $3.0 million in payments to Daewoong ($2.0 million in February 2019 and $1.0 million in December 2019 subsequent to the FDA’s approval and EMA’s approval, respectively, of Jeuveau®) during 2019. We received proceeds of $56.3 million and $67.7 million in the initial public offering in February 2018 and the follow-on public offering in July 2018, respectively.

Indebtedness
Currently, we have no indebtedness to Alphaeon. For periods prior to the completion of our initial public offering on February 12, 2018, Alphaeon provided us certain services that were not covered under a services agreement, including, without limitation, general and administrative support services and research and development support services. Alphaeon had allocated a certain percentage of personnel to perform the services that it provided to us based on its good faith estimate of the required services. These allocated costs have historically increased related-party borrowings. The costs reflect Alphaeon full-time equivalent, or FTE, rate for the applicable personnel, plus out-of-pocket expenses such as occupancy costs associated with the FTEs allocated to providing us these services. We historically have not recorded a mark-up on the external or internal expenses Alphaeon allocates to us. All Alphaeon-provided operating expenses shown in our financial statements were treated as related party borrowings from Alphaeon to us for the period between January 1, 2018 and February 11, 2018. Since the initial public offering, we have not relied on Alphaeon for funding and in connection with the closing of our initial public offering the related party borrowings were settled in full. As of the completion of our initial public offering on February 12, 2018, we assumed from Alphaeon the revised payment obligations under the Amended Purchase Agreement of $55.7 million (comprised of $39.7 million related to the contingent royalty obligation and $16.0 million related to the contingent promissory note).
Upon our initial public offering on February 12, 2018, we were released of the $140.7 million note obligation for all guaranty and security obligations, and the related party receivable from Alphaeon of $73.7 million was settled, resulting in a capital contribution of $67.0 million. Alphaeon’s security interest in Evolus’ assets also was terminated. See Note 11, Related Party Transactions for more information.
Payment Obligations Related to the Acquisition by Alphaeon
Under the Amended Purchase Agreement, the revised payment obligations consist of (i) an approximately $9.2 million up-front payment upon obtaining FDA approval for Jeuveau® for the treatment of glabellar lines, which was paid in full in 2018, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® within the United States, (iii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® outside of the United States, and (iv) a $20.0 million promissory note that matures in November 2021. The revised payment obligations set forth in (ii) and (iii) above will terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States in the second quarter of 2029. Neither Evolus nor Alphaeon has the right to terminate any future payments for a one-time lump sum payment. As of December 31, 2019 and 2018, we recorded an aggregate balance of $59.1 million and $67.1 million, respectively, on our balance sheet for the revised payment obligations and the promissory note owed to the Evolus Founders (comprised of $41.2 million and $50.2 million, respectively, for the contingent royalty obligation and $17.9 million and $16.9 million, respectively, for the contingent promissory note). We paid the Evolus Founders $9.2 million in February 2019 subsequent to the FDA’s approval of Jeuveau®.
Under the Amended Purchase Agreement, in February 2019, Evolus paid one-time bonuses of $1.6 million to certain former and current employees upon FDA approval of Jeuveau®.
License and Supply Agreement with Daewoong
Pursuant to the Daewoong Agreement, $13.5 million in additional cash consideration was due to Daewoong based upon the Company’s successful completion of certain technical and sales milestones. We paid Daewoong $2.0 million in February 2019 and $1.0 million in December 2019 subsequent to the FDA’s approval and EMA’s approval, respectively, of Jeuveau®. As of December 31, 2019, Daewoong is eligible to receive remaining contingent milestone payments of up to $10.5 million.
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
Revenue Recognition
We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.
We currently operate in one reportable segment and all of our net revenue is derived from sales of Jeuveau®. We generate product revenue from the sale of Jeuveau® in the United States and service revenue from the sale of Jeuveau® through a distribution partner in Canada. For product revenue, we recognize revenue when control of Jeuveau® is transferred to a customer upon receipt. We do not accept product returns except under limited circumstances such as damages in transit or ineffective product. Any amounts related to taxes assessed by governmental authorities are excluded from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general, and marketing expenses on the condensed statements of operations and comprehensive loss. Payment terms are short-term and customer contracts do not include significant financing components. For service revenue, we are determined to be the agent in the distribution of Jeuveau® in Canada and record the sale as service revenue on a net basis.
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
Contingent Royalty Obligation and Promissory Note Payable to Evolus Founders
We determine the fair value of the contingent royalty obligation payable to the Evolus Founders under the Amended Purchase Agreement based on significant unobservable inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the statements of operations and comprehensive loss and in the current and non-current liabilities in the balance sheets. The significant unobservable input assumptions that can significantly change the fair value includes (i) projected net revenues during the payment period, (ii) the discount rate and (iii) the timing of payments.
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

Item 8.      Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Evolus, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Evolus, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Irvine, California
February 25, 2020

Evolus, Inc.
Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$109,892	$93,162
Short-term investments	19,911	—
Accounts receivable, net	10,661	—
Inventories	6,407	—
Prepaid expenses and other current assets	5,326	1,177
Total current assets	152,197	94,339
Property and equipment, net	902	—
Operating lease right-of-use assets	4,068	—
Intangible assets, net	59,638	56,076
Goodwill	21,208	21,208
Other assets	2,429	221
Total assets	$240,442	$171,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,796	$1,558
Accrued expenses	13,960	3,718
Operating lease liabilities	1,200	—
Contingent royalty obligation payable to Evolus Founders	3,483	—
Total current liabilities	24,439	5,276
Operating lease liabilities	3,893	—
Contingent royalty obligation payable to Evolus Founders	41,200	50,200
Contingent promissory note payable to Evolus Founders	17,945	16,904
Long-term debt, net of discounts and issuance costs	73,508	—
Deferred tax liability	—	15,055
Deferred rent	—	25
Total liabilities	160,985	87,460
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 33,562,665 and 27,274,991 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	292,509	207,408
Accumulated other comprehensive gain	6	—
Accumulated deficit	(213,059)	(123,025)
Total stockholders’ equity	79,457	84,384
Total liabilities and stockholders’ equity	$240,442	$171,844
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018

Revenue:
Product revenue, net	$34,237	$—
Service revenue	688	—
Total net revenues	34,925	—
Product cost of sales (excludes amortization of intangible assets)	8,014	—
Gross profit	26,911	—
Operating expenses:
Selling, general and administrative	113,593	29,146
Research and development	3,973	6,487
Revaluation of contingent royalty obligation to Evolus Founders	4,160	10,500
Depreciation and amortization	4,132	9
Total operating expenses	125,858	46,142
Loss from operations	(98,947)	(46,142)
Other income (expense):
Interest income	1,839	203
Interest expense	(7,953)	(863)
Loss before income taxes	(105,061)	(46,802)
Income tax (benefit) expense	(15,027)	65
Net loss	$(90,034)	$(46,867)
Other comprehensive gain:
Unrealized gain on available-for-sale securities, net of tax	6	—
Comprehensive loss	$(90,028)	$(46,867)
Net loss per share, basic and diluted	$(3.19)	$(1.92)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	28,237,816	24,402,368
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,250,000	$—	16,527,000	$—	$—	$—	$(75,543)	$(75,543)
Deemed contribution from Parent, increase of related-party receivable	—	—	—	—	1,051	—	—	1,051
Deemed distribution to Parent, increase of convertible note obligation	—	—	—	—	(1,385)	—	(615)	(2,000)
Capital contribution from Parent, convertible note write-off	—	—	—	—	66,998	—	—	66,998
Capital contribution from Parent, forgiveness of related party borrowings	—	—	—	—	13,188	—	—	13,188
Preferred stock conversion upon initial public offering	(1,250,000)	—	2,065,875	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	5,047,514	1	53,445	—	—	53,446
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	3,600,000	—	67,379	—	—	67,379
Issuance of common stock in connection with the incentive equity plan	—	—	34,602	—	(239)	—	—	(239)
Stock-based compensation	—	—	—	—	6,971	—	—	6,971
Net loss	—	—	—	—	—	—	(46,867)	(46,867)
Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	5,999,550	—	73,022	—	—	73,022
Issuance of common stock in connection with the incentive equity plan	—	—	288,124	—	2,455	—	—	2,455
Stock-based compensation	—	—	—	—	9,624	—	—	9,624
Net loss	—	—	—	—	—	—	(90,034)	(90,034)
Other comprehensive gain	—	—	—	—	—	6	—	6
Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(90,034)	$(46,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,132	9
Stock-based compensation	9,518	6,971
Provisions for rebate and coupon programs	12,325	—
Provision for bad debts	387	—
Amortization of discount on short-term investments	(1,038)	—
Amortization of operating lease right-of-use assets	873	—
Amortization of debt discount and issuance costs	2,156	863
Deferred income taxes	(15,055)	65
Revaluation of contingent royalty obligation to Evolus Founders	4,160	10,500
Changes in assets and liabilities:
Inventories	(4,482)	—
Accounts receivable	(11,048)	—
Prepaid expenses and other current assets	(1,874)	(992)
Accounts payable	183	1,275
Accrued expenses	(2,742)	2,733
Operating lease liabilities	(654)	—
Deferred rent	—	(13)
Other assets	(190)	(211)
Net cash used in operating activities	(93,383)	(25,667)
Cash flows from investing activities
Purchases of property and equipment	(345)	(9)
Additions to capitalized software	(4,222)	—
Purchases of short-term investments	(113,867)	—
Maturities of short-term investments	95,000	—
Net cash used in investing activities	(23,434)	(9)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(9,677)	—
Milestone payment for intangible assets	(3,000)	—
Proceeds from issuance of long-term debt, net of discounts	73,906	—
Payments for debt issuance costs	(2,205)	—
Payment for debt obligation	(1,044)	—
Proceeds from initial public offering, net of underwriting fees	—	56,330
Proceeds from follow-on offering, net of underwriting fees	73,315	67,680
Payments for offering costs	(203)	(1,060)
Related party borrowings	—	1,127
Payments on related party borrowings	—	(5,000)
Issuance of common stock in connection with incentive equity plan	2,455	(239)
Net cash provided by financing activities	133,547	118,838
Change in cash and cash equivalents	16,730	93,162
Cash and cash equivalents, beginning of period	93,162	—
Cash and cash equivalents, end of period	$109,892	$93,162
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for interest	$5,166	$—
Cash paid for operating leases	$923	$—
Non-cash investing and financing information:
Related party receivable	$—	$73,690
Related party borrowings	$—	$(68,767)
Note obligation	$—	$(140,688)
Contingent royalty obligation payable to Evolus Founders	$—	$39,700
Contingent promissory note payable to Evolus Founders	$—	$16,042
Capital contribution from Parent, convertible note write-off	$—	$66,998
Capital contribution from Parent, forgiveness of related party borrowings	$—	$13,188
Deferred offering costs	$—	$(2,885)
Accounts payable, paid by Parent	$—	$(163)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,566	$—
Landlord paid tenant improvements	$781	$—
Financed D & O insurance payment	$1,561	$—
Capitalized software recorded in accounts payable and accrued expenses	$87	$—
Accrued offering costs, unpaid	$(90)	$—

See accompanying notes to financial statements.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Note 1.    Organization
Organization and Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018 and the European Commission (“EC”) in September 2019. The product is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through a distributor in October 2019. The Company is headquartered in Newport Beach, California.
In January 2018, the Company’s board of directors and its then-sole stockholder approved an amendment to the Company’s amended and restated certificate of incorporation to effect a split of shares of the Company’s common stock on a 1.6527-for-1 basis (the “Stock Split”). The Company’s then-outstanding shares of convertible Series A preferred stock (“Series A preferred stock”), the par value of the common stock, and the authorized shares of the common stock were not adjusted as a result of the Stock Split. All issued and outstanding shares of common stock, stock options, restricted stock units and related per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this Stock Split for all periods presented. The Stock Split was effected on January 26, 2018.
On February 12, 2018, the Company completed its initial public offering (“IPO”) and issued 5,047,514 shares of common stock, which included the exercise by the underwriters of their option to purchase 47,514 additional shares of common stock, at an offering price to the public of $12.00 per share. The Company received net proceeds of approximately $56,330 after deducting underwriting discounts and commissions, excluding other offering costs. In connection with the IPO, the Company’s then-outstanding shares of Series A preferred stock were automatically converted into 2,065,875 shares of common stock. In connection with the completion of its IPO, the Company’s amended and restated certificate of incorporation was further amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.00001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share.
In July 2018, the Company completed a follow-on public offering and issued 3,600,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 600,000 shares of common stock, at a price to the public of $20.00 per share. The Company received net proceeds of approximately $67,680 from the offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
In November 2019, the Company completed a follow-on public offering and issued 5,999,550 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 782,550 shares of common stock, at a price to the public of $13.00 per share. The Company received net proceeds of approximately $73,315 from the offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
As of December 31, 2019 and 2018, ALPHAEON Corporation (“Alphaeon”), which is majority-owned by Strathspey Crown Holdings Group, LLC, formerly known as SCH-AEON, LLC, (“SCH”), owned 25.8% and 56.0% of the Company’s outstanding shares of common stock, respectively. See Note 11. Related Party Transactions, for more information. In 2019 Alphaeon changed its name to AEON Biopharma, Inc. and contributed all of the shares it held in the Company to Alphaeon 1, LLC. The Company continues to refer to the renamed AEON Biopharma, Inc. as “Alphaeon” and Alphaeon 1, LLC as “Alphaeon 1, LLC.”
Liquidity and Financial Condition
The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has incurred

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

recurring net operating losses, which include operating losses of $90,034 and $46,867 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company used $93,383 and $25,667 in cash for operations in the years ended December 31, 2019 and 2018, respectively. Management expects operating losses and negative cash flows to continue for at least the next 12 months. As of December 31, 2019, the Company had $109,892 in cash and cash equivalents plus $19,911 in short-term investments and an accumulated deficit of $213,059.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain and expand market acceptance of its product and achieve a level of revenues adequate to support its cost structure and operate its business and sell products without infringing third party intellectual property rights.
The Company believes that its current capital resources, which consist of cash, cash equivalents and short-term investments, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the incurrence of additional debt allowed under existing debt arrangements, the entry into licensing or collaboration agreements with partners, sale of its equity securities, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.
Note 2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare financial statements in conformity with GAAP. Such estimates and assumptions affect the reported financial statements. The Company’s most significant estimates relate to net revenues, allowance for doubtful accounts, fair value measurements, goodwill and long-lived asset valuations and impairment assessments, inventory valuations, income tax valuations, stock-based compensation and royalty obligations, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates.
Risks and Uncertainties
In 2013, Evolus and Daewoong Pharmaceuticals Co. Ltd. (“Daewoong”) entered into the Daewoong Agreement, pursuant to which, the Company has the exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, Great Britain, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. The Daewoong

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Agreement, and Daewoong’s rights relating to Jeuveau®, are subject to litigation. See Note 7, Commitments and Contingencies for additional information regarding such litigation.
The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through its distribution partner in October 2019 and, as such, has a limited history of sales. If any previously granted approval is retracted or the Company is denied approval or approval is delayed by any other regulators, it may have a material adverse impact on the Company’s business and its financial statements.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash is held by financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant. The Company invests its excess cash, in line with its investment policy, primarily in money market funds and debt instruments of U.S. government agencies.
The Company’s accounts receivable is derived from customers located principally in the United States. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s credit evaluation process. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for doubtful accounts based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.
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
Short-Term Investments
Short-term investments consist of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive gain (loss) in the Company’s statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the statements of operations and comprehensive loss using the specific-identification method.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

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
Inventories
Inventories consist of finished goods held for sale and distribution. Cost is determined using the first‑in, first‑out method with prioritization of the items with the earliest expiration dates. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for any periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

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
Intangible Assets
Upon FDA approval of Jeuveau® in February 2019, the in process research and development (“IPR&D”) related to Jeuveau® was evaluated as completed and reclassified to a definite-lived distribution right intangible asset, which is amortized over the period the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the distribution right intangible asset is being amortized on a straight-line basis over the estimated useful life of 20 years.
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
The Company reviews long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset or asset groups exceeds the fair value for assets to be held and used or fair value less cost to sell for assets to be disposed of. The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized. There was no impairment of long-lived assets for any periods presented.
Leases
In accordance with Accounting Standards Update (“ASU”) No. 2016-02 as adopted on January 1, 2019, at the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in ROU assets, current portion of operating lease liabilities and noncurrent operating lease liabilities in the accompanying balance sheets.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of December 31, 2019.
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
Contingent Payment Obligation Payable to the Evolus Founders
On February 12, 2018, related to the acquisition of Evolus in 2013 by SCH and Alphaeon, the Company recognized a contingent royalty obligation payable to the Evolus Founders. See Note 11, Related Party Transactions for more information. The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined at each reporting period end and recorded in operating expenses in the statements of operations and comprehensive loss and as a liability in the balance sheets.
Contingent Promissory Note Payable to Evolus Founders
On February 12, 2018, related to the acquisition of Evolus in 2013 by SCH and Alphaeon (See Note 11, Related Party Transactions for more information), the Company recognized a contingent promissory note payable at present value using a discount rate for similar rated debt securities based on an estimated date that the Company believed the contingent promissory note will mature. Discount amortization related to the contingent promissory note is recorded in interest expense in the statement of operations and comprehensive loss with a corresponding increase to the non-current liabilities in the balance sheets.
Long-term Debt
Long-term debt represents the debt balance with Oxford Finance (“Oxford”), net of debt issuance costs. See Note 6, Oxford Term Loans for more information. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are allocated pro rata between the funded and unfunded portions of the debt and are amortized into interest expense over the term of the debt.
Revenue Recognition
The Company applies Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), to account for revenue generated since the commercial launch of Jeuveau® in May 2019.
The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.
General

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

The Company currently generates product revenue from the sale of Jeuveau® in the United States and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
For product revenue, the Company recognizes revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general and marketing expenses in the accompanying statements of operations and comprehensive loss.
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer.  The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. For the year ended December 31, 2019, the Company recognized $688 of revenue related to Canada sales.
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above.
Gross-to-Net Revenue Adjustments
The Company provides customers with trade and volume discounts and prompt pay discounts that are reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, for rebates and coupon programs. Accrued rebate and coupon balances are recorded in accrued expenses on the accompanying balance sheets.

•	Volume-based Rebates - Volume-based rebates are contractually offered to certain customers. The rebates payable to each customer are determined based on the contract and purchase volumes.

•
Coupons - The Company issued customers coupons redeemable into gift cards funded by the Company for the benefit of patients. The coupons are accounted for as variable consideration. The Company estimates the coupon redemption rates based on historical data and future expectations. The coupons are accrued based on estimated redemption rates and the volume of products purchased and are recorded as a reduction to revenues on product delivery.

As of December 31, 2019, the accrued volume-based rebate and coupon liability was $1,709. For the year ended December 31, 2019, provisions for rebate and coupon programs were $12,325, which were offset by related payments of $10,616.
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms are short-term, the Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2019, all amounts included in accounts receivable, net on the accompanying balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of December 31, 2019. Sales commissions are included in selling, general and administrative expenses when incurred.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients under the rebate and coupon programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying balance sheets.
During the year ended December 31, 2019, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of December 31, 2019, allowance for doubtful accounts was $387. For the year ended December 31, 2019, provision for bad debts was $387 and there were no write-offs.
Practical Expedients
The Company expenses sales commissions when incurred as the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying statements of operations and comprehensive loss. The Company does not adjust the amount of promised consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is within one year.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees, consultants and members of the Board of Directors based on the fair value at the date of grant.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units (“RSUs”) is based on the fair value of the grant date of the Company’s common stock. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.
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
Advertising Costs
Advertising costs are expensed as incurred and primarily include costs related to social media ads. For the years ended December 31, 2019 and 2018, the Company incurred advertising costs of $1,407 and $0, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Prior to the IPO, the Company calculated its income tax amounts using a separate return methodology and presented these amounts as if it were a separate taxpayer from Alphaeon in each jurisdiction. Subsequent to the IPO, the Company has prepared its stand-alone tax return.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

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
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. For the years ended December 31, 2019 and 2018, excluded from the dilutive net loss per share computation were stock options of 3,977,401 and 3,257,801, respectively, and non-vested RSUs of 179,758 and 221,292, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

was effective on November 5, 2018 and it did not have a material impact on the Company’s financial statements upon adoption on January 1, 2019.
In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-09, Codification Improvements, which clarifies certain amendments to guidance that may have been incorrectly or inconsistently applied by certain entities and includes Amendments to Subtopic 718-740, Compensation - Stock Compensation - Income Taxes. The guidance in paragraph 718-740-35-2, as amended by the amendments in ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this update clarified that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined. The Company adopted the guidance on January 1, 2019, and such adoption did not have a material impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02 and its related amendments which introduced Leases (Topic 842, or “ASC 842”), a new comprehensive lease accounting model that superseded the lease guidance under Leases (Topic 840). The new accounting standard required lessees to recognize ROU assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allowed companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company adopted the guidance effective January 1, 2019. The Company elected the transition package of three practical expedients and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption without a restatement of prior periods. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. As a result of the adoption, the Company adjusted its beginning balance of 2019 by recording operating lease ROU assets and liabilities through a cumulative-effect adjustment. The adoption impacted the accompanying balance sheet, but did not have an impact on the statements of operations and comprehensive loss.
The impact of the adoption of ASC 842 on the accompanying balance sheet as of January 1, 2019 was as follows:

	December 31, 2018	Adjustments Due to the Adoption of ASC 842	January 1, 2019
Operating lease right-of-use assets	$—	$1,029	$1,029
Current portion of operating lease liabilities	$—	$916	$916
Operating lease liabilities	$—	$138	$138
Deferred rent	$25	$(25)	$—
Recent Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

previously written off and expected to be written off. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 for public business entities, excluding entities eligible to be smaller reporting companies, and early adoption is permitted. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of determining the effects adoption will have on its financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The update is effective for the Company beginning January 1, 2023. The standard requires prospective application. Early adoption is permitted. The Company is evaluating the effect of this standard on its financial statements and related disclosures as well as whether to early adopt the new guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact to its financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact to its financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its financial statements.
Note 3.    Fair Value Measurements and Short-Term Investments
Short-Term Investments
The Company did not have any short-term investments for the year ended December 31, 2018. As of December 31, 2019, all of the Company’s investments had remaining maturities of less than 12 months. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of December 31, 2019:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S treasury securities	$19,905	$6	$—	$19,911

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

As of December 31, 2019, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not record any other-than-temporary impairments on these securities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S treasury securities	$19,911	$19,911	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,683	$—	$—	$44,683

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$50,200	$—	$—	$50,200
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ended December 31, 2019.
The Company determines the fair value of the contingent royalty obligation payable based on Level 3 inputs using a discounted cash flow method. The significant unobservable input assumptions that can significantly change the fair value include (i) timing of regulatory approvals of Jeuveau®, (ii) projected and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (iii) the discount rate and (iv) the timing of payments. During the years ended December 31, 2019 and 2018, the Company utilized discount rates between 16.0% and 25.0%, reflecting changes in the Company’s risk profile. Net revenue projections were also updated to reflect changes in the timing of regulatory approval and expected sales.  Significant increases (decreases) in discount rate would result in a significantly lower (higher) fair value measurement, which could impact materially the fair value reported on the balance sheet.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Year Ended December 31,
	2019	2018
Fair value, beginning of period	$50,200	$—
Payments	(9,677)	—
Assumption of the royalty obligation payable to Evolus Founders	—	39,700
Change in fair value recorded in operating expenses	4,160	10,500
Fair value, end of period	$44,683	$50,200
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
The Company estimates the fair value of contingent promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

(Level 2). As of December 31, 2019, the fair value of contingent promissory note and long-term debt was estimated to be $16,696 and $76,203, respectively. The fair value of operating lease liabilities at December 31, 2019 approximated their carrying value. As of December 31, 2018, the fair value of contingent promissory note was $17,181.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(2,679)	$56,397
Capitalized software	2	4,415	(1,174)	3,241
Intangible assets, net		63,491	(3,853)	59,638
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2019		$84,699	$(3,853)	$80,846

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
IPR&D**	*	$56,076	$—	$56,076
Goodwill	*	21,208	—	21,208
Total as of December 31, 2018		$77,284	$—	$77,284
________________________
* Intangible assets with indefinite lives have an indeterminable average life.
** IPR&D is presented as “intangible assets, net” in the accompanying balance sheets.
The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2019 that are subject to amortization:

Fiscal year
2020	$5,423
2021	3,729
2022	2,955
2023	2,955
2024	2,955
Thereafter	41,621
$59,638
In connection with the acquisition of the Company by SCH in 2013, the Company recorded goodwill of $21,208 and IPR&D of $56,076. The IPR&D recognized represents the license and associated distribution right to develop Jeuveau®, the initial term of which expires in September 2023 and is automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. Additionally, pursuant to the Daewoong Agreement, up to $13,500 in additional cash consideration was due to Daewoong based upon the Company’s successful completion of certain technical and sales milestones. Upon FDA approval of Jeuveau® on February 1, 2019, the Company paid Daewoong a $2,000 milestone payment which increased the cost basis of the IPR&D, and the IPR&D project was completed and reclassified as a definite-lived distribution right intangible asset, which is amortized on a straight-line basis over the estimated useful life of 20 years. In connection with EU approval of Jeuveau®, the Company paid a $1,000 milestone payment to Daewoong in the fourth quarter of fiscal year 2019, which also increased the cost basis of the distribution right.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

For the years ended December 31, 2019 and 2018, the Company capitalized $4,415 and $0, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. For the years ended December 31, 2019 and 2018, total intangible assets amortization expense of $3,853 and $0 was recorded within depreciation and amortization on the accompanying statements of operations and comprehensive loss, respectively.
Note 5.    Accrued Expenses
Accrued expenses consisted of the following:

	Year Ended December 31,
	2019	2018
Accrued professional services	$5,794	$931
Accrued payroll and related benefits	5,229	2,577
Accrued volume-based rebate and coupon liability	1,709	—
Other accrued expenses	1,228	210
	$13,960	$3,718

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Note 6. Oxford Term Loans
On March 15, 2019, the Company entered into a credit facility of up to $100,000 with Oxford. Pursuant to the terms of the credit facility, the lender extended term loans (the “Term Loans”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 may be drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six-month basis and no event of default. As of December 31, 2019, the Company had not yet met the net sales milestone to draw the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only on each tranche funded for the first 36 months until May 2022, which is followed by a 23-month amortization period. Notwithstanding the foregoing, if the Company maintains compliance with the specified minimum net sales covenant and meets other conditions during the initial interest-only period, upon the Company’s request, the interest-only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
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
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of December 31, 2019, the Company was in compliance with its debt covenants.
At the closing date, the Company incurred $1,094 and $2,205 in debt discounts and issuance costs related to the Term Loans, respectively. Debt discounts and issuance costs related to the entire Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. The Final Payment on the first tranche of $75,000 is $4,125 and amortized into interest expense over the life of the term loan. As of December 31, 2019, the borrowings outstanding under the Term Loans were classified as long-term debt in the accompanying balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 11.6% as of December 31, 2019.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

As of December 31, 2019, the principal amounts of long-term debt maturities during each of the next five fiscal years are as follows:

Fiscal year
2022	$26,087
2023	39,130
2024	9,783
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(1,492)
Long term debt, net of discounts and issuance costs	$73,508
Note 7.    Commitments and Contingencies
Operating Leases
The Company leases office facilities under various operating lease agreements. The Company’s corporate headquarters is located in Newport Beach, California, in a facility that it subleases under a non-cancelable operating lease for a fixed amount each month. The sublease for this facility expired on January 20, 2020. On May 15, 2019, the Company entered into a non-cancelable operating lease for the same office facility with the original lessor. This non-cancelable operating lease commenced on February 1, 2020 and expires on January 31, 2025. Lease payments increase based on an annual rent escalation clause that occurs each year on February 1. The Company may, under certain circumstances, terminate the lease on the 36-month anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities. The lease with the original lessor is a modification of the existing sublease that is not accounted for as a separate contract.
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
For the year ended December 31, 2019, the components of operating lease expense and other quantitative information were as follows:

Year Ended December 31, 2019
Fixed operating lease expense	$1,080
Variable operating lease expense	110
Short-term operating lease expense	85
$1,275

As of December 31, 2019
Weighted-average remaining lease term (years)	5.0
Weighted-average discount rate	9.4%

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Operating lease expenses were included in the selling, general and administration expenses in the accompanying statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying balance sheets.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2019, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
2020	$1,201
2021	1,205
2022	1,258
2023	1,312
2024	1,369
Thereafter	114
Total operating lease payments	6,459
Less: imputed interest	(1,366)
Present value of operating lease liabilities	$5,093
As required by the new lease accounting standard, legacy disclosures are provided for periods prior to adoption.
Total rental expense for the year ended December 31, 2018 was $334. As of December 31, 2018, annual future minimum payments under the operating lease agreements with non-cancelable terms greater than one year are as follows:

Fiscal year
2019	$890
2020	139
2021	—
$1,029
Purchase Commitments
As of December 31, 2019, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $4,602. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
Pursuant to the Daewoong Agreement, the Company has an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Product is manufactured by Daewoong in a recently constructed facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement.
The Company held an option to obtain the therapeutic rights to Jeuveau® in its licensed territories which was held in trust for Alphaeon during the fourth quarter of 2017 for a $2,500 reduction in related party borrowings. In September 2018, Alphaeon exercised the right to obtain the therapeutic option to Jeuveau® and remitted the option exercise price directly to Daewoong.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

In connection with the Daewoong Agreement, the Company was obligated to make milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. As of December 31, 2019, Daewoong is eligible to receive remaining contingent milestone payments of up to $10,500.
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
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2019 and 2018.
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
ITC Case
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission (the “ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products (the “ITC Complaint”). The ITC instituted an investigation as ITC Inv. No. 337-TA-1145 (the “ITC Action”). The ITC Complaint seeks (i) an investigation by the ITC pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Company intends to defend itself vigorously in the proceedings. In January 2020, the three sets of parties to the ITC Action, (i) the Complainants - Allergan and Medytox, (ii) the Respondents - the Company and Daewoong and (iii) the OUII, each submitted pre-hearing briefs to the Administrative Law Judge assigned to the ITC Action setting forth each party’s positions on the substantive issues prior to the evidentiary hearing. From February 4-7, 2020, the Administrative Law Judge held an evidentiary hearing on the ITC Action. An initial determination by the Administrative Law Judge is due by June 5, 2020 and the target date for the final determination by the ITC is October 6, 2020. An adverse ruling by the ITC against either the Company or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® into the United States and a cease and desist order which would bar sales and marketing of Jeuveau® within the United Sates either of which would materially adversely affect the Company’s ability to carry out its business and which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm. Even if the Company is successful, the ITC Action may result in reputation damage or other collateral consequences.
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
Note 8.    Stockholders’ Equity (Deficit)
Convertible Series A Preferred Stock
Prior to IPO, the Company had 2,500,000 shares of Series A preferred stock authorized, of which 1,250,000 were issued and outstanding to Alphaeon. The number of shares of common stock to which a preferred stockholder was entitled was the product obtained by multiplying the Series A preferred stock conversion rate by the number of shares of preferred stock being converted, subject to adjustments as provided in the amended and restated certificate of incorporation. In connection with the IPO, all shares of Series A preferred stock were converted into 2,065,875 shares of common stock. In addition, the Company also amended and restated its certificate of incorporation. As a result, shares of Series A convertible preferred stock were canceled, with none authorized, issued or outstanding as of December 31, 2019.
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2019, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of December 31, 2019, 33,562,665 shares were issued and outstanding.
Equity Related Transactions
As of February 12, 2018, the Company assumed from Alphaeon the revised payment obligations under the Amended Purchase Agreement of $55,742 (comprised of $39,700 related to the contingent royalty obligation and $16,042 related to the contingent promissory note at that date). See Note 3, Fair Value Measurements and Short-Term Investments for more information. Pursuant to the Amended Purchase Agreement, Alphaeon agreed to offset and reduce the amount of related party borrowings by the estimated value of the revised payment obligations on a dollar-for-dollar basis and pursuant to the services agreement (see Note 11, Related Party Transactions). Additionally, the Company paid $5,000 to Alphaeon in satisfaction of a portion of the outstanding related party borrowings (see Note 11, Related Party Transactions). The remaining balance of

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

related party borrowings of $13,188 was recharacterized as a capital contribution from Alphaeon pursuant to the services agreement.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
On November 21, 2017, the board of directors and the then-sole stockholder of the Company approved the Company’s 2017 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On November 21, 2018 and 2019, an additional 1,091,000 shares and 1,337,821 shares, respectively, were reserved under the evergreen provision of the Plan. As of December 31, 2019, the Company has available an aggregate of 2,249,380 shares of common stock for future issuance under the Plan.
Stock-Based Award Activity and Balances
Options are granted at exercise prices based on the Company’s grant date common share price. The restricted stock units (“RSUs”) and options generally vest over a one-to four-year period. There have been no awards granted with performance conditions or market conditions for the period presented. The options generally have a contractual term of ten years. The Black‑Scholes option pricing model has various inputs, including the grant date common share price, exercise price, risk‑free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The fair value of RSU grants is determined at the grant date based on the common share price. The Company records stock-based compensation expense net of actual forfeitures when they occur.
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

•
Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance. The weighted‑average expected term of the Company’s options is approximately six years.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

•
Risk‑Free Rate. The risk‑free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero‑coupon issues with a term approximately equal to the expected life of the option being valued.

•	Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.
The weighted-averages for key assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2019	2018
Volatility	59.32%	57.76%
Risk-free interest rate	2.42%	2.65%
Expected life (years)	6.17	6.24
Dividend yield rate	—%	—%
A summary of stock option activity under the Plan for the year ended December 31, 2019, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2018	3,257,801	$11.99	9.26	$7,119
Granted	1,321,451	$18.63
Exercised	(273,734)	$9.98
Cancelled/forfeited	(328,117)	$15.15
Outstanding, December 31, 2019	3,977,401	$14.07	8.51	$7,198
Exercisable, December 31, 2019	800,595	$12.50	8.28	$1,880
Vested and expected to vest, December 31, 2019	3,977,401	$14.07	8.51	$7,198
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of our common stock over the exercise price of underlying options as of December 31, 2019 and 2018. The total intrinsic value of options exercised in the years ended December 31, 2019 and 2018 was $2,311 and $0, respectively.
During the years ended December 31, 2019 and 2018, the Company recorded expenses related to stock options of $8,302 and $4,099, respectively. As of December 31, 2019, there was $21,529 of total unrecognized compensation cost, net of actual forfeitures, related to stock option-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

A summary of RSUs activity under the Plan for the year ended December 31, 2019, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding, December 31, 2018	271,404	$16.53
Granted	3,000	$18.33
Vested	(25,125)	$24.81
Forfeited	(19,409)	$13.71
Outstanding, December 31, 2019	229,870	$15.89
During the years ended December 31, 2019 and 2018, the Company recorded expenses related to restricted stock units of $1,216 and $1,304, respectively. Total fair value of RSUs vested during the years ended December 31, 2019 and 2018 was $357 and $771, respectively. As of December 31, 2019, there was $1,377 of total unrecognized compensation cost, net of actual forfeitures, related to RSU-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.7 years.
The following table summarizes stock-based compensation expense arising from the above Plan:

	Year Ended December 31,
	2019	2018
Selling, general and administrative	$8,862	$5,570
Research and development	656	1,401
Total stock-based compensation expense	$9,518	$6,971
In addition, during the years ended December 31, 2019 and 2018, the Company capitalized $106 and $0, respectively, of stock-based compensation expense in capitalized software. Capitalized software is a component of intangible assets and is presented in the accompanying condensed balance sheets. See Note 4, Goodwill and Intangible Assets for capitalized software information.
Separation of Service with the Former President and Chief Executive Officer
In May 2018, the Company entered into a separation agreement (the “Separation Agreement”) with its then President and Chief Executive Officer. Pursuant to the Separation Agreement, the Company modified previously granted stock options resulting in an incremental vesting of 100,424 stock options and related stock-based compensation expense of $451. As part of the Separation Agreement, the Company issued 34,602 shares of common stock net of tax withholding for vested restricted stock units. An additional 50,112 shares of common stock were immediately vested and will be issued in February 2020. Stock-based compensation expense relating to the issuance of common stock and accelerated vesting was approximately $980 and reflected in selling, general and administrative on the statements of operations and comprehensive loss for the year ended December 31, 2018.
Note 9. Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan covering substantially all employees. On July 1, 2019, the Company began providing matching contributions, which totaled $479 for the year ended December 31, 2019.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Note 10.    Income Taxes
The Company’s loss before income taxes was entirely generated from its U.S. operations. The current and deferred expense is as follows:

	Year Ended December 31,
	2019	2018
Current provision:
Federal	$—	$—
State	28	—
Total current provision	28	—
Deferred (benefit) provision:
Federal	(10,299)	44
State	(4,756)	21
Total deferred (benefit) provision	(15,055)	65
Total (benefit) provision for income taxes	$(15,027)	$65
As of December 31, 2019, the Company has federal net operating loss (“NOL”) carryforwards of $179,589, which will begin to expire in 2034. The federal NOLs generated in 2018 and in the subsequent years do not expire. As of December 31, 2019, the Company has state NOL carryforwards of $94,118, which will begin to expire in 2038. As of December 31, 2019, the Company has federal research and development (“R&D”) credit carryforwards of $1,377, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $1,383, which has an indefinite carryforward period.
The NOL and the R&D credit carryforwards generated by the Company in tax years ended February 11, 2018 and prior have been included in the consolidated and unitary income tax returns of Alphaeon. After the Company left the Alphaeon consolidated and unitary income tax group on February 11, 2018, the Company files its own standalone income tax returns. Deferred tax assets in the accompanying financial statements reflect the Company's standalone tax attributes that are reportable on its own income tax returns.
In general, if a company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, utilization of its pre-change NOL carryforwards and R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. The annual limitations may result in the expiration of NOL and R&D credit carryforwards before utilization and may be material. The Company has started but has not completed an analysis to determine whether its NOL and R&D credits generated through December 31, 2019 are likely to be limited by Section 382 and 383. The Company anticipates that an ownership change as defined under Section 382 may have occurred and that the resulting limitation would significantly reduce the Company’s ability to utilize its NOL and R&D credit carryforwards before they expire. Additionally, future ownership changes under Section 382 and 383 may also limit the Company's ability to fully utilize any remaining tax benefits. The Company’s net deferred income tax assets have been offset by a valuation allowance. Therefore, any resulting reduction to the Company’s NOL and R&D credit carryforwards once the analysis is complete will be offset by a corresponding reduction of the valuation allowance and there would be no impact on the Company’s balance sheet, statement of operations, or cash flows.
The components of deferred tax assets and liabilities were as follows:

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

	As of December 31,
	2019	2018
Deferred income tax assets:
Net operating losses	$42,756	$27,929
Stock compensation	2,430	1,455
Other deferred assets	2,470	2,176
Accrued compensation	1,962	608
Operating lease liabilities	1,274	—
Contingent obligation - imputed interest	199	101
Other, net	12	11
Valuation allowance	(36,972)	(32,280)
Total deferred income tax assets	14,131	—
Deferred income tax liabilities:
Intangible amortization	(12,970)	(15,055)
Operating lease right-of-use assets	(1,017)	—
Fixed asset depreciation	(144)	—
Total deferred income tax liabilities	(14,131)	(15,055)
Net deferred income taxes	$—	$(15,055)
Upon FDA approval of Jeuveau® in February 2019, the Company’s IPR&D intangible asset was reclassified to a definite-lived distribution right intangible asset. As a result, management determined that it was more likely than not that certain deferred tax assets became realizable due to the future reversals of the deferred tax liability associated with such intangible asset. Accordingly, the Company released $15,055 of its valuation allowance for the year ended December 31, 2019. The total valuation allowance balance did not significantly change in 2019 due to the increase related to the current year operating loss as offset by the release as discussed above.
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	As of December 31,
	2019	2018
Income tax at statutory rate	$(22,063)	$(9,828)
State income taxes, net of Federal benefit	(3,905)	(3,148)
California NOL write-off	5,174	—
Revaluation of contingent royalty obligation	1,040	2,938
Meals and entertainment	1,002	17
Change in state tax rate	(1,371)	—
Stock compensation	521	474
Research and development tax credit	(294)	(294)
Promissory note - debt discount	128	105
Other, net	50	—
Valuation allowance	4,691	9,801
Income tax provision (benefit)	$(15,027)	$65

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2019	2018
Beginning balance	$2,435	$2,109
Increases to current year tax positions	326	326
Ending balance	$2,761	$2,435
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2019 and 2018. The Company’s tax returns for all years since inception are open for audit.
Note 11.    Related Party Transactions
Services with Alphaeon
Prior to the Company’s IPO in February 2018, the Company had funded its operations primarily through contributions and related party borrowings from Alphaeon. For 2018, selling, general and administrative expenses included $383 of expenses allocated by Alphaeon. After completion of the Company’s IPO, Alphaeon did not incur any administrative or research and development expenses on the Company’s behalf.
In January 2018, the Company entered into a services agreement with Alphaeon, or the services agreement, which became effective upon the Company’s IPO. The services agreement sets forth certain agreements between Alphaeon and the Company that governs the respective responsibilities and obligations between Alphaeon and the Company as it relates to the services to be performed between them. The services agreement has a one-year term and thereafter will renew for successive one year terms unless sooner terminated by either party. The Company or Alphaeon may terminate the services agreement upon sixty days’ notice to the other party. In accordance with the services agreement, the Company paid Alphaeon $5,000 during the first quarter of 2018, subsequent to the IPO. There were no significant services provided under the services agreement after the IPO.
As of December 31, 2019 and 2018, Evolus had no related party accounts receivable or payable with Alphaeon.
Note Obligation
Pursuant to certain debt transactions entered into by Alphaeon in 2016 and 2017 and guaranty provided by the Company, as a co-obligor to these debt obligations, the Company applied the accounting guidance provided in ASC 405-40, Obligations Resulting from Joint and Several Liability Arrangements and recorded a note obligation. During the first quarter of 2018, Alphaeon issued $800 additional convertible promissory notes, including $24 convertible promissory notes to the Company’s former President and Chief Executive Officer and former member of the board of directors. As a result of this additional issuance, the total note obligations under all the notes increased to $140,688 (2.5 times the total outstanding principal amount of $56,275) immediately prior to the IPO. Approximately $615 in excess of the then balance of additional paid-in capital was recorded in accumulated deficit.
In January 2018 immediately prior to its IPO, the Company recorded an increase of $1,051 in the receivable from Alphaeon with a corresponding increase in additional paid-in capital. The related party receivable balance increased to $73,690 immediately prior to the IPO. As of February 12, 2018, the Company was released of the $140,688 note obligation

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

for all guaranty and security obligations under the guaranty agreements, and its related party receivable from Alphaeon of $73,690 was settled, resulting in a capital contribution of $66,998. Alphaeon’s security interest in Evolus’ assets was also terminated.
Evolus Founders
Certain of the Evolus Founders from whom SCH purchased its equity interests included individuals who were previously employed by the Company in operational roles, including the Company’s former Chief Operating Officer and consultant to the Company through December 31, 2018.
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
Under the Amended Stock Purchase Agreement, the payment obligations consisted of (i) a $9,200 up-front payment upon obtaining FDA approval for Jeuveau® for the treatment of glabellar lines which was paid in full in 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®, and (iii) a $20,000 promissory note that matures in November 2021. The payment obligations set forth in (ii) above terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders of $55,742 (comprised of $39,700 related to the contingent royalty obligation payable and $16,042 related to the contingent promissory note) as of February 12, 2018. See Note 3, Fair Value Measurements and Short-Term Investments for more information about the Company’s accounting thereof. In addition, the outstanding related party borrowings from Alphaeon as of February 12, 2018 were offset and reduced, on a dollar-for-dollar basis, taking into account the then-fair value of all payment obligations the Company assumed from Alphaeon, the fair value of which, as of February 12, 2018, was $55,742.
Under the Amended Stock Purchase Agreement, Evolus paid one-time bonuses of $1,575 to certain current and former employees upon FDA approval of Jeuveau® in February 2019, including a one-time bonus of $700 paid to the Company’s Chief Medical Officer and Head of Research & Development. The payment is included in research and development expenses in the accompanying statements of operations and comprehensive loss for the year ended December 31, 2019.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (“Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply Jeuveau® to Clarion in Canada.  Clarion was previously a wholly-owned subsidiary of Alphaeon. However, pursuant to previous agreements among Alphaeon, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and have exercised such option, to unwind Alphaeon’s acquisition of Clarion. As a result, Alphaeon owes the equity holders of Clarion an unwinding fee of $9,600 (“Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of Jeuveau® purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee Alphaeon owes. In addition, Alphaeon and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion. The service revenue related to the sale of Jeuveau® through Clarion in 2019 was recorded based on terms that were not in the scope of the Distribution Agreement.

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.     Other Information.
None.
Part III

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

Certain information required by Part III is omitted from this annual report on Form 10‑K and is incorporated herein by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2019.

Item 10.     Directors, Executive Officers and Corporate Governance.
Except as disclosed below with respect to our Code of Conduct, the information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.
We have a Code of Conduct applicable to all directors, officers and employees of the Company. We have posted the Code of Business Conduct on our website at www.evolus.com. We will post any amendments to the Code of Conduct on our website. In accordance with the requirements of the SEC and Nasdaq, we will also post waivers applicable to any of our officers or directors from provisions of the Code of Conduct on our website.
Item 11.     Executive Compensation.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.
Item 12.     Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.
Item 14.     Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.
Part IV
Item 15.      Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements. See Item 8 “Financial Statements and Supplemental Information” elsewhere in this Annual Report on Form 10-K.
(2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
(3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
2.1†	Contribution Agreement, dated as of October 3, 2013, by and among Strathspey Crown Holdings, LLC, the Registrant, the Shareholders of the Registrant, and J. Christopher Marmo, as the Shareholders’ Representative, as amended on September 22, 2014, November 3, 2015, February 15, 2016 and April 14, 2016.	S-1	333-222478	2.1	1/9/18
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18

4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.2	Stockholders’ Agreement, dated as of December 14, 2017, by and among ALPHAEON Corporation, Dental Innovations BVBA, Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	4.2	1/9/18
4.3	Description of Securities					X
10.1†	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.1	1/9/18
10.2†	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.2	1/9/18
10.3†	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.3	1/9/18
10.4†	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.4	1/9/18
10.5†	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.5	1/9/18
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18
10.11+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan (Updated 2020)					X
10.12+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18
10.13	Services Agreement, dated as of January 23, 2018, by and between ALPHAEON Corporation and the Registrant.	S-1/A	333-222478	10.12	1/25/18
10.14†	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	S-1	333-222478	10.20	1/9/18
10.15	Tax Indemnity Agreement, dated as of December 14, 2017, by and among the Registrant, J. Christopher Marmo, as the Contributors’ Representative and each of the individuals listed on the signature pages thereto.	S-1	333-222478	10.21	1/9/18
10.16†	Exclusive Distribution and Supply Agreement, dated as of November 30, 2017, by and between Clarion Medical Technologies Inc. and the Registrant.	S-1	333-222478	10.22	1/9/18
10.17†	Therapeutic Option Letter Agreement, dated December 18, 2017, by and between ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.23	1/9/18
10.18+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.19+	Employment Agreement, dated as of May 29, 2018, by and between Lauren Silvernail and the Registrant.	S-1	333-226186	10.30	7/16/18

10.20+	Employment Agreement, dated as of June 18, 2018, by and between Michael Jafar and the Registrant.	S-1	333-226186	10.31	7/16/18
10.21+	Employment Agreement, dated August 15, 2018, by and between Rui Avelar and the Registrant.	10-K	001-38381	10.31	3/20/19
10.22‡	Loan and Security Agreement, dated as of March 15, 2019, by and between the Company and Oxford Finance, LLC	10-Q	001-38381	10.1	5/1/19
10.23	First Amendment to Loan and Security Agreement, dated as of July 18, 2019, by and between the Registrant and Oxford Finance, LLC	10-Q	001-38381	10.1	8/12/19
10.24	Lease, dated as of May 15, 2019, between the Registrant and 520 Newport Center Drive LLC	8-K	001-38381	10.1	5/21/19
21.1	List of Subsidiaries.	S-1	333-222478	21.1	1/9/18
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document.					X
101.SCH*	XBRL Taxonomy Extension Schema Document.					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.					X
_____________

+	Indicates management contract or compensatory plan.
†
The Registrant has omitted and filed separately with the Securities and Exchange Commission portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act of 1933, as amended, or the Securities Act.

‡
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

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2020.

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

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 25, 2020
David Moatazedi

/s/ Lauren P. Silvernail	Chief Financial Officer and Executive Vice President of Corporate Development (Principal Financial and Accounting Officer)	February 25, 2020
Lauren P. Silvernail

/s/ Vikram Malik	Chairman of the Board of Directors	February 25, 2020
Vikram Malik

/s/ Simone Blank	Director	February 25, 2020
Simone Blank

/s/ Bosun Hau	Director	February 25, 2020
Bosun Hau

/s/ Kristine Romine, M.D.	Director	February 25, 2020
Kristine Romine, M.D.

/s/ Robert Hayman	Director	February 25, 2020
Robert Hayman

Signature	Title	Date

/s/ David Gill	Director	February 25, 2020
David Gill

/s/ Peter C. Farrell, Ph.D., AM.	Director	February 25, 2020
Peter C. Farrell, Ph.D., AM.

/s/ Karah Parschauer	Director	February 25, 2020
Karah Parschauer