Form 10-Q
period 2020-03-31
Evolus, Inc.
filed 2020-05-11
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38381

_________________________________________________________________
EVOLUS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware		46-1385614
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

520 Newport Center Drive Suite 1200 Newport Beach, California		92660
(Address of Principal Executive Offices)		(Zip Code)
(949) 284-4555
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	EOLS	The Nasdaq Stock Market LLC (Nasdaq Global Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of May 8, 2020, 33,728,478 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, the following:

•	our ability to successfully commercialize our sole product Jeuveau® including our ability to successfully market and sell Jeuveau® to our customers;

•	our ability to maintain regulatory approval of Jeuveau® and comply with any related restrictions, limitations and warnings in the label of Jeuveau® and any relevant regulatory requirements;

•	the potential market size, opportunity, market share and growth potential for Jeuveau®;

•
the current and potential future impact of the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19 on our business, including our sales, operations and supply and distribution channels, results of operations, financial position or cash flows;

•
the attractiveness of the product characteristics of Jeuveau® (including the benefits of a 900 kilodalton, or kDa, botulinum toxin type A complex) and the rate and degree of physician and patient acceptance of Jeuveau®;

•	the pricing of Jeuveau®, the flexibility of our pricing and marketing strategy compared to our competitors and the desire and ability of our customers to pay for our elective procedures;

•	the performance of our third-party licensors, suppliers, manufacturers and distributors;

•	our expectations regarding our future development of Jeuveau® for other indications and approval in other jurisdictions;

•	the availability and customer adoption of our digital technology and our ability to avoid interruptions in the availability or performance of our technology;

•	the accuracy of our estimates and forecasts regarding the amount and timing of expenses, revenue, capital requirements and needs for additional financing;

•	regulatory and legislative developments in the United States, European Union, or EU, Canada and other countries;

•	developments and projections relating to our competitors and our industry, including competing products and procedures and promotional campaigns;

•	the loss of key management personnel;

•	our future financial performance and our ability to continue as a going concern; and

•	the results of current and any future legal proceedings.
These risks and uncertainties may be increased or intensified as a result of the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19, including if there is a resurgence of the COVID-19 virus after the initial outbreak subsides. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These risks and uncertainties are discussed in more detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” of Part I and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q as well as in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission, or SEC.
The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.
Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Evolus,” “company,” “we,” “us” and “our” refer to Evolus, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.
EVOLUS™, Jeuveau®, Evolux™ are three of our trademarks that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except par value and share data)

	March 31, 2020	December 31, 2019
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$34,652	$109,892
Short-term investments	64,987	19,911
Accounts receivable, net	10,406	10,661
Inventories	12,542	6,407
Prepaid expenses and other current assets	3,555	5,326
Total current assets	126,142	152,197
Property and equipment, net	1,433	902
Operating lease right-of-use assets	3,899	4,068
Intangible assets, net	59,174	59,638
Goodwill	21,208	21,208
Other assets	2,295	2,429
Total assets	$214,151	$240,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,699	$5,796
Accrued expenses	9,403	13,960
Contingent royalty obligation payable to Evolus Founders	1,316	3,483
Operating lease liabilities	1,195	1,200
Total current liabilities	22,613	24,439
Contingent royalty obligation payable to Evolus Founders	32,900	41,200
Contingent promissory note payable to Evolus Founders	18,218	17,945
Long-term debt, net of discounts and issuance costs	73,841	73,508
Operating lease liabilities	3,717	3,893
Deferred tax liability	256	—
Total liabilities	151,545	160,985
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 33,728,035 and 33,562,665 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	295,174	292,509
Accumulated other comprehensive gain	225	6
Accumulated deficit	(232,794)	(213,059)
Total stockholders’ equity	62,606	79,457
Total liabilities and stockholders’ equity	$214,151	$240,442
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues	$10,496	$—
Cost of sales (excludes amortization of intangible assets)	4,219	—
Gross profit	6,277	—
Operating expenses:
Selling, general and administrative	31,300	17,519
Research and development	507	2,353
Revaluation of contingent royalty obligation payable to Evolus Founders	(9,884)	4,913
Depreciation and amortization	1,749	484
Total operating expenses	23,672	25,269
Loss from operations	(17,395)	(25,269)
Other income (expense):
Interest income	374	389
Interest expense	(2,458)	(618)
Loss before income taxes:	(19,479)	(25,498)
Income tax expense (benefit)	256	(14,523)
Net loss	$(19,735)	$(10,975)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	219	(9)
Comprehensive loss	$(19,516)	$(10,984)
Net loss per share, basic and diluted	$(0.59)	$(0.40)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	33,720,436	27,330,174
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock in connection with the incentive equity plan	—	—	10,372	—	(58)	—	—	(58)
Stock-based compensation	—	—	—	—	2,015	—	—	2,015
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Balance at March 31, 2019	—	—	27,285,363	1	209,365	(9)	(134,000)	75,357

Balance at December 31, 2019	—	—	33,562,665	1	292,509	6	(213,059)	79,457
Issuance of common stock in connection with the incentive equity plan	—	—	165,370	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,665	—	—	2,665
Net loss	—	—	—	—	—	—	(19,735)	(19,735)
Other comprehensive income	—	—	—	—	—	219	—	219
Balance at March 31, 2020	—	—	33,728,035	$1	$295,174	$225	$(232,794)	$62,606
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(19,735)	$(10,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,749	484
Stock-based compensation	2,628	1,998
Provision for bad debts	2,607	—
Amortization of discount on short-term investments	(169)	(120)
Amortization of operating lease right-of-use assets	169	219
Amortization of debt discount and issuance costs	647	281
Deferred income taxes	256	(14,523)
Revaluation of contingent royalty obligation payable to Evolus Founders	(9,884)	4,913
Changes in assets and liabilities:
Inventories	(1,929)	(2,578)
Accounts receivable	(2,352)	—
Prepaid expenses and other current assets	1,771	(1,649)
Accounts payable	332	305
Accrued expenses	(3,949)	2,667
Operating lease liabilities	(181)	(222)
Other assets	93	—
Net cash used in operating activities	(27,947)	(19,200)
Cash flows from investing activities
Purchases of property and equipment	(565)	—
Additions to capitalized software	(935)	(823)
Purchases of short-term investments	(49,688)	(79,202)
Maturities of short-term investments	5,000	—
Net cash used in investing activities	(46,188)	(80,025)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(583)	(9,213)
Milestone payment for intangible assets	—	(2,000)
Proceeds from issuance of long-term debt, net of discounts	—	73,906
Payments for debt issuance costs	—	(2,205)
Payment for debt obligation	(522)	—
Tax withholding paid on behalf of employees for stock-based awards	—	(58)
Net cash (used in) provided by financing activities	(1,105)	60,430
Change in cash and cash equivalents	(75,240)	(38,795)
Cash and cash equivalents, beginning of period	109,892	93,162
Cash and cash equivalents, end of period	$34,652	$54,367
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$1,801	$336
Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,029
Capitalized software recorded in accounts payable and accrued expenses	$168	$350
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was approved by Health Canada in August 2018 and the European Commission (“EC”) in September 2019. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through a distribution partner in October 2019. The Company is headquartered in Newport Beach, California.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net losses of $19,735 for the three months ended March 31, 2020. Additionally, the Company used cash of $27,947 in operations during the three months ended March 31, 2020. Management expects operating losses and negative cash flows to continue for at least the next 12 months. As of March 31, 2020, the Company had $34,652 in cash and cash equivalents plus $64,987 in short-term investments and an accumulated deficit of $232,794.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain and expand market acceptance of its product and achieve a level of revenues adequate to support its cost structure, its ability maintain regulatory approval of its product, its ability to maintain compliance with debt covenants and avoid an event of default under its credit facility, the outcome of its ongoing litigation, and its ability to operate its business and sell products without infringing third party intellectual property rights.
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
The recent COVID-19 outbreak that was first detected in Wuhan, China, in December 2019, has caused economic and social disruption on an unprecedented scale. The COVID-19 outbreak has negatively impacted and disrupted the global economy and financial markets which could interfere with the Company’s ability to access financing when and on terms that the Company desires. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, the Company believes that its business strategy, its current cash reserves and the recent steps it has taken to reduce operating expenses, such as reducing headcount, temporarily reducing executive salaries and Board of Directors fees, reducing the size of the Board and delaying the European launch of Jeuveau®, position the Company to manage its business through this crisis. See Note 10. Subsequent Events for additional details on the Company’s response to the COVID-19 outbreak.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim financial statements reflect all adjustments, which include normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2020 or for any other interim period.
The accompanying unaudited condensed financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.
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
Additionally, the full impact of the COVID-19 outbreak is unknown and cannot be reasonably estimated. However, where possible, management has made appropriate accounting estimates with respect to certain accounting matters, which include the fair value of royalty obligations, allowance for doubtful accounts, inventory valuation and impairment assessments of goodwill and other long-lived assets, based on the facts and circumstances available as of the reporting date. The Company’s future assessment of the magnitude and duration of the COVID-19 outbreak, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.
Risks and Uncertainties
In 2013, Evolus and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) entered into an agreement (the “Daewoong Agreement”), pursuant to which, the Company has an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. The Daewoong Agreement, and Daewoong’s rights relating to Jeuveau®, are subject to litigation. See Note 7. Commitments and Contingencies for additional information regarding such litigation.
The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through a distribution partner in October 2019 and, as such, has a limited history of sales. If any previously granted approval is retracted or the Company is denied approval or approval is delayed by any other regulators, it may have a material adverse impact on the Company’s business and its financial statements.
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau®, the Company’s sole commercial product, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau®, the need for additional financing to

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

achieve its goals, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by physicians and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
The recent COVID-19 outbreak and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have adversely affected the Company’s business in a number of ways, which have resulted, and may continue to result, in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Short-Term Investments
Short-term investments as of March 31, 2020 consisted of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive (loss) gain in the Company’s condensed statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed statements of operations and comprehensive loss using the specific-identification method.
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
Intangible Assets
Upon FDA approval of Jeuveau® in February 2019, the in-process research and development (“IPR&D”) related to Jeuveau® was evaluated as completed and reclassified to a definite-lived distribution right intangible asset, which is amortized over the period the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the distribution right intangible asset is being amortized on a straight-line basis over the estimated useful life of 20 years.
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
Leases
In accordance with Accounting Standards Codification 842, Leases (“ASC 842”), at the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in ROU assets, current portion of operating lease liabilities and noncurrent operating lease liabilities in the accompanying condensed balance sheets.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of March 31, 2020.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include personnel-related costs including stock based compensation, costs associated with pre-clinical and clinical development activities, costs associated with and costs for prototype products that are manufactured prior to market approval for that prototype product, internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs, including allocated facility related expenses.
Contingent Royalty Obligation Payable to the Evolus Founders
The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable are determined at each reporting period end and recorded in operating expenses in the accompanying condensed statements of operations and comprehensive loss and as a liability in the condensed balance sheets.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer.  The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. There were no service revenues for the three months ended March 31, 2020.
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

As of March 31, 2020 and December 31, 2019, the accrued volume-based rebate and coupon liability was $2,479 and $1,709, respectively. During the three months ended March 31, 2020, provisions for rebate and coupon programs were $10,213, which were offset by related payments of $9,443.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. As payment terms are short-term, the Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2020 and December 31, 2019, all amounts included in accounts receivable, net on the accompanying condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of March 31, 2020 or December 31, 2019. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients under the rebate and coupon programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
During the three months ended March 31, 2020, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of March 31, 2020 and December 31, 2019, allowance for doubtful accounts was $2,823 and $387, respectively. For the three months ended March 31, 2020, provision for bad debts was $2,607 and write-off amount was $171.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded a tax provision of $256 and a tax benefit of $14,523 for the three months ended March 31, 2020 and 2019, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2020 and 2019, primarily as a result of the impact of a valuation allowance on its deferred tax assets and state minimum taxes.  The tax benefit recorded for the three months ended March 31, 2019 was primarily a result of the reduction of the valuation allowance recorded against the Company’s deferred tax assets.
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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  Due to the recent enactment of the CARES Act, the Company is unable to quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. For the three months ended March 31, 2020 and 2019, excluded from the dilutive net loss per share computation were stock options of 4,962,535 and 3,867,254, respectively, and non-vested RSUs of 480,069 and 256,870, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company adopted the guidance using the prospective method on January 1, 2020, and such adoption did not have a material impact on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company adopted the guidance in the current interim period, and such adoption is reflected in Note 3. Fair Value Measurements and Short-Term Investments
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As amended by ASU 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The standard requires prospective application. Early adoption is permitted. The Company is evaluating the effect of this standard on its financial statements and related disclosures as well as whether to early adopt the new guidance.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU 2019-04 which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. As amended by ASU 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The Company is in the process of determining the effects the adoption will have on its financial statements and reviewing credit loss models to assess the impact of the adoption of the standard on the financial statements. Based on initial assessments, the Company believes that while adoption will modify the way it analyzes financial instruments, it does not expect adoption of this guidance will have a material impact to its financial statements.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 3. Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of March 31, 2020, all of the Company’s investments had remaining maturities less than 12 months.
The following is a summary of the Company’s short-term investments, considered available-for-sale:

	As of March 31, 2020
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$64,768	$219	$—	$64,987

	As of December 31, 2019
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$19,905	$6	$—	$19,911
As of March 31, 2020, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not record any other-than-temporary impairments on these securities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of March 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$64,987	$64,987	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$34,216	$—	$—	$34,216

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$19,911	$19,911	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,683	$—	$—	$44,683
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the three months ended March 31, 2020 and 2019.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate and (iii) the timing of payments. During the three months ended March 31, 2020 and 2019, the Company utilized discount rates of 17.0% and 16.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended March 31,
	2020	2019
Fair value, beginning of period	$44,683	$50,200
Payments	(583)	(9,213)
Change in fair value recorded in operating expenses	(9,884)	4,913
Fair value, end of period	$34,216	$45,900
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
The Company estimates the fair value of the contingent promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of March 31, 2020, the fair value of the contingent promissory note and long-term debt was estimated to be $17,254 and $74,317, respectively. The fair value of operating lease liabilities at March 31, 2020 approximated their carrying value. As of December 31, 2019, the fair value of contingent promissory note and long-term debt was $16,696 and $76,203, respectively.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(3,418)	$55,658
Capitalized software	2	5,554	(2,038)	3,516
Intangible assets, net		64,630	(5,456)	59,174
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of March 31, 2020		$85,838	$(5,456)	$80,382

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
________________________
* Intangible assets with indefinite lives have an indeterminable average life.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2020 that are subject to amortization:

Fiscal year
Remaining in 2020	$4,628
2021	4,060
2022	2,955
2023	2,955
2024	2,955
Thereafter	41,621
$59,174
During the three months ended March 31, 2020 and 2019, the Company capitalized $1,139 and $1,190, respectively, related to costs of computer software developed for internal use. During the three months ended March 31, 2020 and 2019, total intangible assets amortization expense of $1,603 and $484, respectively, was recorded within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses consisted of:

	March 31,	December 31,
	2020	2019
Accrued professional services	$4,115	$5,794
Accrued payroll and related benefits	1,941	5,229
Accrued volume-based rebate and coupon liability	2,479	1,709
Other accrued expenses	868	1,228
	$9,403	$13,960
Note 6. Oxford Term Loans
On March 15, 2019, the Company entered into a credit facility of up to $100,000 with Oxford Finance (“Oxford”). Pursuant to the terms of the credit facility, the lender extended term loans (the “Term Loans”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 may be drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six-month basis and no event of default. As of March 31, 2020, the Company had not yet met the net sales

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

milestone to draw the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only on each tranche funded for the first 36 months until May 2022, which is followed by a 23-month amortization period. Notwithstanding the foregoing, if the Company were to obtain the second tranche and maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon the Company’s request, the interest-only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
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
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of March 31, 2020, the Company was in compliance with its debt covenants.
At the closing date, the Company incurred $1,094 and $2,205 in debt discounts and issuance costs related to the Term Loans, respectively. Debt discounts and issuance costs related to the entire Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of March 31, 2020, the borrowings outstanding under the Term Loans were classified as long-term debt in the accompanying condensed balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 11.6% as of March 31, 2020.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

As of March 31, 2020, the principal amounts of long-term debt maturities of the Term Loans during each of the next five fiscal years are as follows:

Fiscal year
Remainder of 2020	$—
2021	—
2022	26,087
2023	39,130
2024	9,783
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(1,159)
Long term debt, net of discounts and issuance costs	$73,841
Note 7.    Commitments and Contingencies
Operating Leases
The Company’s corporate headquarters is located in Newport Beach, California, in a facility that it subleased until January 2020 under a non-cancelable operating lease for a fixed amount each month. On May 15, 2019, the Company entered into a non-cancelable operating lease for the same office facility with the original lessor. This non-cancelable operating lease commenced on February 1, 2020 and expires on January 31, 2025. Lease payments increase based on an annual rent escalation clause that occurs each year on February 1. The Company may, under certain circumstances, terminate the lease on the 36-month anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities. The lease with the original lessor is a modification of the existing sublease that is not accounted for as a separate contract.
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
For the three months ended March 31, 2020, the components of operating lease expense:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Fixed operating lease expense	$274	$234
Variable operating lease expense	15	18
Short-term operating lease expense	168	21
	$457	$273
The weighted-average remaining lease term was 4.8 years and weighted-average discount rate was 9.4% as of March 31, 2020.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
Remainder of 2020	$896
2021	1,207
2022	1,259
2023	1,314
2024	1,371
Thereafter	115
Total operating lease payments	6,162
Less: imputed interest	(1,250)
Present value of operating lease liabilities	$4,912
Purchase Commitments
As of March 31, 2020, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $6,140. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
In connection with the Daewoong Agreement, the Company was obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. As of March 31, 2020, Daewoong is eligible to receive remaining contingent milestone payments of up to $10,500.
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
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2020 and December 31, 2019.
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
ITC Case
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission (the “ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products (the “ITC Complaint”). The ITC instituted an investigation as ITC Inv. No. 337-TA-1145 (the “ITC Action”). The ITC Complaint seeks (i) an investigation by the ITC pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. In January 2020, the three sets of parties to the ITC Action, (i) the Complainants - Allergan and Medytox, (ii) the Respondents - the Company and Daewoong and (iii) the OUII, each submitted pre-hearing briefs to the Administrative Law Judge assigned to the ITC Action setting forth each party’s positions on the substantive issues prior to the evidentiary hearing. From February 4-7, 2020, the Administrative Law Judge held an evidentiary hearing on the ITC Action. An initial determination by the Administrative Law Judge is due by June 5, 2020 and the target date for the final determination by the ITC is October 6, 2020. An adverse ruling by the ITC against either the Company or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® into the United States and a cease and desist order which would bar sales and marketing of Jeuveau® within the United Sates either of which would materially adversely affect the Company’s ability to carry out its business and which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm. Even if the Company is successful, the ITC Action may result in reputation damage or other collateral consequences. Additionally, in certain cases if there is temporary or permanent relief granted under the Medytox Litigation or the ITC Action, it may constitute an event of default under our credit facility. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect the Company’s business and results of operations.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 8.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2020, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2020, 33,728,035 shares were issued and outstanding.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). As of March 31, 2020, the Company has available an aggregate of 859,412 shares of common stock for future issuance under the Plan.
Stock-Based Award Activity and Balances
Options are granted at exercise prices based on the Company’s common stock price on the date of grant. The options and RSU grants generally vest over a one-to four-year period. There have been no awards granted with performance conditions or market conditions for the periods presented. The options have a contractual term of ten years. The fair value of options is estimated using the Black‑Scholes option pricing model, which has various inputs, including the grant date common share price, exercise price, risk‑free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The fair value of RSU grants is determined at the grant date based on the common share price. The Company records stock‑based compensation expense net of actual forfeitures when they occur.
The weighted-averages for key assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2020	2019
Volatility	59.3%	59.2%
Risk-free interest rate	1.61%	2.62%
Expected life (years)	6.25	6.17
Dividend yield rate	—%	—%

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

A summary of stock option activity under the Plan for the three months ended March 31, 2020, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2019	3,977,401	$14.07	8.51	$7,198
Granted	1,085,734	10.10
Exercised	—	—
Canceled/forfeited	(100,600)	18.25
Outstanding, March 31, 2020	4,962,535	$13.12	8.63	$3,717
Exercisable, March 31, 2020	1,195,056	$12.77	8.15	$—
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of our common stock over the exercise price of underlying options as of March 31, 2020 and December 31, 2019.
A summary of RSU activity under the Plan for the three months ended March 31, 2020, is presented below:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
December 31, 2019	229,870	$15.89
Granted	416,049	10.19
Vested	(165,370)	12.00
Forfeited	(480)	10.19
Outstanding, March 31, 2020	480,069	$12.30
The following table summarizes stock-based compensation expense arising from the above Plan:

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative	$2,540	$1,744
Research and development	88	254
	$2,628	$1,998
In addition, during the three months ended March 31, 2020 and 2019, the Company capitalized $37 and $17, respectively, of stock-based compensation expense in capitalized software. Capitalized software is a component of intangible assets and is presented in the accompanying condensed balance sheets. See Note 4, Goodwill and Intangible Assets for capitalized software information.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 9.    Related Party Transactions
Services with Alphaeon
In January 2018, the Company entered into a services agreement with Alphaeon Corporation (“Alphaeon”), or the services agreement, which became effective upon the Company’s initial public offering (“IPO”). In 2019 Alphaeon changed its name to AEON Biopharma, Inc. and contributed all of the shares it held in the Company to Alphaeon 1, LLC. The Company continues to refer to the renamed AEON Biopharma, Inc. as “Alphaeon” and Alphaeon 1, LLC as Alphaeon 1, LLC. The services agreement sets forth certain agreements between Alphaeon and the Company that governs the respective responsibilities and obligations between Alphaeon and the Company as it relates to the services to be performed between them. The services agreement has a one-year term and thereafter will renew for successive one-year terms unless sooner terminated by either party. The Company or Alphaeon may terminate the services agreement upon sixty days’ notice to the other party. There were no significant services provided under the services agreement after the Company’s initial public offering.
As of March 31, 2020 and December 31, 2019, Evolus had no related party accounts receivable or payable with Alphaeon.
Evolus Founders
Certain of the Evolus Founders from whom Strathspey Crown Holdings Group, LLC (formerly known as SCH-AEON, LLC) (“SCH”) purchased its equity interests include individuals who were previously employed by the Company in operational roles, including the Company’s former Chief Operating Officer.
Payment Obligations Related to the Acquisition by Alphaeon
The Company was acquired by SCH in 2013 and subsequently by its subsidiary, Alphaeon Corporation, by means of a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which Alphaeon assumed certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s initial public offering, the Company assumed all of Alphaeon’s payment obligations under the Amended Stock Purchase Agreement.
Under the Amended Stock Purchase Agreement, the payment obligations consisted of (i) a $9,200 up-front payment upon obtaining FDA approval for Jeuveau® for the treatment of glabellar lines which was paid in full during the first quarter of 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®, and (iii) a $20,000 promissory note that matures in November 2021. The payment obligations set forth in (ii) above terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders. See Note 3, Fair Value Measurements and Short-Term Investments for more information about the Company’s accounting thereof.
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
Note 10.     Subsequent Events
In April 2020, in response to the ongoing COVID-19 pandemic and as part of broader actions taken by the Company to reduce operating expenses and conserve cash resources, the Company announced expense reductions including separating approximately 100 employees, temporarily reducing executive salaries and Board of Directors fees and reducing the size of its Board of Directors by two members. The Company expects to incur employee separation costs of approximately $2,900, primarily relating to severance and benefits costs.
In May 2020, the Company announced the launch of a consumer loyalty program, Evolus Rewards, which allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program provides customers a material right, which is a separate performance obligation. The Company considers the launch of the consumer loyalty program a modification to the existing contracts with customers. Such contract modification is accounted for prospectively.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed financial statements and related notes include in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.
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

Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Our primary market is the self-pay aesthetic market, which includes medical products purchased by physicians and other customers that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. We believe we offer customers and consumers a compelling value proposition with Jeuveau®. Currently, onabotulinumtoxinA (BOTOX) is the neurotoxin market leader, and prior to the approval of Jeuveau®, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.

In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 28 EU member states, Iceland, Norway and Liechtenstein. We plan to launch Jeuveau® in Europe in 2021.
We have a limited history of generating revenue from Jeuveau® and have never been profitable. As of March 31, 2020, we had an accumulated deficit of $232.8 million. We recorded net revenues of $10.5 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively. We recorded net losses of $19.7 million and $11.0 million for the three months ended March 31, 2020 and 2019, respectively.
We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® and maintain our regulatory approvals.
Impact of COVID-19 Outbreak on Our Business
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. The COVID-19 outbreak has caused economic and social disruption on an unprecedented scale. This disruption has resulted in business closures across the United States and significant job loss due to quarantines, government-mandated actions, stay-at-home orders and other restrictions. While it is not possible to know the full extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.
Health and Safety
In response to the COVID-19 outbreak, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely, suspending non-essential travel and restricting in-person work-related meetings. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, business partners and third-party service providers.
Financial position and results of operations
The recent COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 have resulted in business closures for many of our customers and, starting in mid-March 2020, had started to negatively affect our sales as well as our existing accounts receivables collection efforts. Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions intended to slow its spread, these elective procedures have declined dramatically as most of our customers are deferring their procedures. Even after the COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if customers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.
In light of the negative impacts of the COVID-19 outbreak, in April 2020, we announced the following measures we have taken to reduce our operating expenses to conserve our cash resources:

•	delaying non-essential projects and suspending discretionary spending;

•	reducing our headcount by over 100 employees;

•	temporarily reducing executive salaries and Board of Directors fees;

•	reducing the size of our Board by two members; and

•	delaying the European launch of Jeuveau®, which is now expected in 2021.
As a result of the limitations on our sales force and our headcount reductions, we expect to increasingly depend on our proprietary digital platform to support sales when our customer’s offices ultimately reopen.
Asset and liability valuation
As of March 31, 2020, we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.
Any continued adverse impact of the COVID-19 outbreak and restrictions intended to slow its spread could also cause us to make further adjustments in the future to the fair value of our contingent royalty obligation payable to Evolus Founders, which is based on Level 3 inputs using a discounted cash flows method, and these adjustments could be significant. Such Level 3 inputs that might be further impacted by uncertainties due to the COVID-19 outbreak include projected and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, the discount rate and the timing of payments.
Other estimates used in the preparation of financial statements
Additionally, any continued adverse impact of the COVID-19 outbreak and restrictions intended to slow its spread might also impact other estimates and assumptions utilized to prepare our financial statement in conformity with GAAP. Such significant estimates relate to net revenues, allowance for doubtful accounts, fair value measurements, inventory valuations, income tax valuations, and stock-based compensation, among others.
Liquidity
The COVID-19 outbreak has negatively impacted and disrupted the global economy and financial markets which could interfere with our ability to access financing when and on terms that we desire. As of March 31, 2020, we had $99.6 million in cash, cash equivalents and short-term investments. We do not have any near-term maturities on our Oxford debt, and our promissory note payable to the Evolus Founders matures in November 2021. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to reduce our operating expenses, such as reducing our headcount, temporarily reducing executive salaries and Board of Directors fees, reducing the size of our Board and delaying the European launch of Jeuveau®, position us to manage our business for at least the next twelve months as the outbreak continues to unfold. For additional information see Part I. Item 2, “Liquidity and Capital Resources” for a description of our liquidity and capital resources, our current and future capital requirements and the assumptions and risks underlying those projections.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. In addition, see Part II. Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.
Daewoong License and Supply Agreement
In 2013, we and Daewoong Pharmaceuticals Co. Ltd., or Daewoong, entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong, for aesthetic indications in the United States, EU, Great Britain, Canada, Australia, Russia, C.I.S. and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. While we anticipate that we will be able to meet the minimum purchase obligations, the COVID-19 outbreak may make meeting those obligations more difficult. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. Upon the FDA approval of Jeuveau® in February 2019, we paid Daewoong a $2.0 million milestone payment. We further agreed to make milestone payments upon achievement of certain confidential development and commercial milestones, including a confidential payment to Daewoong upon each of the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or the EMA, approval of Jeuveau®. Under the Daewoong Agreement, the maximum aggregate amount of milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Upon FDA approval in February 2019 and EMA approval in September 2019, the Company paid $2.0 million and $1.0 million milestone payments, respectively. As of March 31, 2020, Daewoong is eligible to receive remaining contingent milestone payments of up to $10.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®. We had the option to expand the permitted use of the product beyond aesthetic indications and into therapeutic indications. This option was assigned to Alphaeon Corporation, or Alphaeon, who exercised the option by remitting payment directly to Daewoong in November 2018.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Revenue:	$10.5	$—	$10.5
Cost of sales (excludes amortization of intangible assets)	4.2	—	4.2
Gross profit	6.3	—	6.3
As a percentage of net revenues	59.8%	—%
Operating expenses:
Selling, general and administrative	31.3	17.5	13.8
Research and development	0.5	2.4	(1.9)
Revaluation of contingent royalty obligation payable to Evolus Founders	(9.9)	4.9	(14.8)
Depreciation and amortization	1.7	0.5	1.2
Total operating expenses	23.7	25.3	(1.6)
Loss from operations	(17.4)	(25.3)	7.9
Non-operating expense, net	(2.1)	(0.2)	(1.9)
Loss before income taxes:	(19.5)	(25.5)	6.0
Income tax expense (benefit)	0.3	(14.5)	14.8
Net loss	$(19.7)	$(11.0)	$(8.7)
Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of customer rebates and coupons. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services. During the three months ended March 31, 2020, we recorded net revenues of $10.5 million consisting of sales of Jeuveau®, which includes $10.2 million of provision primarily for coupons provided to customers and consumers. We commercially launched and began shipping Jeuveau® to customers in the United States in May 2019. We did not record any net revenue during the three months ended March 31, 2019. We anticipate that our net revenues will decrease significantly during the pendency of the COVID-19 outbreak and for a period of time thereafter due to the expected reduced or deferred spending on Jeuveau® procedures by our customers.
Cost of Sales
Our cost of sales was $4.2 million for the three months ended March 31, 2020, which primarily consisted of the cost of inventory that was purchased from Daewoong. We did not record any cost of sales during the three months ended March 31, 2019. We anticipate that our cost of sales will fluctuate as our revenues fluctuate. Our gross profit as a percentage of net revenues was 59.8% for the three months ended March 31, 2020 and was lower than prior reported periods primarily due to the higher levels of coupon activity. Our gross profit may fluctuate in the future as we implement various marketing programs that may affect the average selling price of Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses increased by $13.8 million to $31.3 million for the three months ended March 31, 2020 from $17.5 million for the three months ended March 31, 2019. The increase was primarily attributable to higher personnel-related expenses as a result of hiring a U.S. sales force and building out our corporate and commercial infrastructure starting in 2019. Personnel-related expenses, including stock-based compensation, increased by $7.7 million, provision for bad debts increased by $2.6 million and selling expenses increased by $2.8 million, from the three months ended March 31, 2019. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses decreased by $1.9 million to $0.5 million for the three months ended March 31, 2020 from $2.4 million for the three months ended March 31, 2019. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau®. We expect our overall research and development expense to increase if and when we seek to develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended March 31, 2020 and 2019, the revaluation gain of $9.9 million and charge of $4.9 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, discount rate and timing of cash flows, including, for the three months ended March 31, 2020, due to the impact of the COVID-19 outbreak.
Depreciation and Amortization
Depreciation and amortization increased by $1.2 million to $1.7 million for the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years starting in February 2019 as well as amortization of the internal-use software costs over two years.
Non-Operating Expense, Net
Non-operating expense, net, increased by $1.9 million to $2.1 million for the three months ended March 31, 2020 from $0.2 million for the three months ended March 31, 2019. Interest income was $0.4 million for the three months ended March 31, 2020 and 2019, which was primarily attributable to interest earned from short-term investments. Interest expense increased by $1.8 million to $2.5 million for the three months ended March 31, 2020 from $0.6 million for three months ended March 31, 2019, which was primarily attributable to interest incurred on our long-term debt to Oxford Finance, LLC and the contingent promissory note payable to the Evolus Founders.
Income Taxes (Benefit) Expense
Income tax expense was $0.3 million for the three months ended March 31, 2020 compared to an income tax benefit of $14.5 million for the three months ended March 31, 2019. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019 upon FDA approval of Jeuveau®, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result, a portion of the previously existing valuation allowance was released.
Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $34.7 million, short-term investments of $65.0 million, working capital of $103.5 million, and stockholders’ equity of $62.6 million.
We have a limited history of generating revenues and only began shipping Jeuveau® in May 2019. We have incurred operating losses and have an accumulated deficit as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. As of March 31, 2020, we had an accumulated deficit of $232.8 million. We had net losses of $19.7 million and $11.0 million for the three months ended March 31, 2020 and 2019, respectively, and we used net cash in operating activities of $27.9 million and $19.2 million for the three months ended March 31, 2020 and 2019, respectively. Management expects operating losses and negative cash flows to continue for at least the next 12 months. The recent COVID-19 outbreak and restrictions intended to slow its spread have adversely affected, are expected to continue to adversely affect, our business, financial condition, results of operations and cash flows. See “Impact of COVID-19 Outbreak on Our Business” in the section entitled “Overview” of Item 2. Management’s Discussion and Analyses for further discussion.
Loan and Security Agreement

On March 15, 2019, or the closing date, we entered into a loan and security agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans are funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. As of March 31, 2020, we had not yet met the net sales milestone to draw the second tranche, and in light of the COVID-19 outbreak we do not anticipate meeting the net sales milestone prior to September 30, 2020. As a result, we anticipate that we will not be able to borrow the second tranche of the credit facility. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period. Notwithstanding the foregoing, if we were able to draw the second tranche and maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon our request, the interest only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period, although we do not expect to be able to request an extension of the interest only period.
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
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against us, the institution of certain temporary or permanent relief in connection with our pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement.
The credit facility also provides us with the ability, under certain conditions, to obtain up to a $25.0 million revolving line of credit secured by our inventory, accounts receivable and cash proceeds of both. Oxford has the right of first refusal, but not the obligation, to provide such a revolving line of credit. In light of the COVID-19 outbreak and the related global economic disruptions it has caused, there is no guarantee that we would continue to meet the conditions necessary to obtain the line of credit or that, given lending constraints during the outbreak, such a line would be available from Oxford or other lenders to us on terms favorable to us or at all.
Operating Leases
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
Until such time, if ever, as we can generate substantial product revenue to cover our costs of operations, we expect to finance our cash needs by entering into licensing or collaboration agreements with partners, other debt or equity financings, or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, we may need to significantly reduce our controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents and short-term investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the severity and duration of the COVID-19 outbreak;

•	the results of current and any future legal proceedings, including any potential remedies such as monetary damages or injunctive relief barring the importation, sales or marketing of Jeuveau®;

•	our ability to maintain compliance with the covenants in the Oxford credit facility and avoid an event of default;

•	the number and characteristics of any future product candidates we develop or acquire;

•	the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;

•	our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively

•	the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;

•	the cost of commercialization activities for Jeuveau® or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;

•	the cost of maintaining a sales force, the productivity of that sales force, and the market acceptance of our products;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to Jeuveau® and the outcome of this and any other future patent litigation we may be involved in; and

•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash (used in) provided by:
Operating activities	$(27.9)	$(19.2)
Investing activities	(46.2)	(80.0)
Financing activities	(1.1)	60.4
Change in cash and cash equivalents	(75.2)	(38.8)
Cash and cash equivalents, beginning of period	109.9	93.2
Cash and cash equivalents, end of period	$34.7	$54.4
Operating Activities
Operating activities used $27.9 million of cash for the three months ended March 31, 2020 which primarily resulted from our net loss of $19.7 million as adjusted for certain non-cash charges including $2.6 million of stock-based compensation expense, a gain of $9.9 million in revaluation of our contingent royalty obligation, $2.6 million of provision of allowance for doubtful accounts and $1.7 million of depreciation and amortization. The change in net operating assets and liabilities of $6.2 million was primarily driven by significant cash outflows from inventory purchases, timing of accounts receivable collections, and timing of vendor billing and invoice payments. We expect our cash flows from operating activities to fluctuate as we experience extended customer collection cycles and execute operating expenses reduction efforts.
Investing Activities
Investing activities used $46.2 million of cash for the three months ended March 31, 2020 primarily resulting from purchases of short-term investments net of maturities and additions to capitalized software and property, plant and equipment.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2020 was $1.1 million which primarily resulted from a $0.6 million payment of contingent royalty obligations to the Evolus Founders.
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
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2019.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
There have been no material developments with respect to the information previously reported in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.    Risk Factors.
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 25, 2020.  With the exception of risks relating to the recent COVID-19 outbreak, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
An investment in our company involves a high degree of risk of loss. You should carefully consider the risks and uncertainties described below together with all the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included in Part I, Item 1. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
Our business, financial condition and operations may be materially adversely affected by the recent COVID-19 outbreak or other similar outbreaks.
The recent COVID-19 outbreak and pandemic of the novel coronavirus that was first detected in Wuhan, China, in December 2019, known as COVID-19, or other similar outbreaks of contagious diseases may have material adverse effects on our business, financial condition, results of operations and cash flows.
The recent COVID-19 outbreak, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, has adversely affected our business in a number of ways. For example, the spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and closures of our customers’ businesses. In response, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely, suspending non-essential travel and restricting in-person work-related meetings. We have significantly reduced our operating expenses during this uncertain period, including through meaningful headcount reductions and temporary reductions in executive salaries. As a result of the limitations on our sales force and our headcount reductions, we expect to increasingly depend on our proprietary digital platform to support sales when our customers’ offices ultimately reopen. Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Moreover, Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions to slow its spread, these elective procedures have declined dramatically as most of our customers are deferring their procedures. Even after the COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if customers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. As a result of the COVID-19 outbreak, there has been a global economic contraction that may last a long time. Significant increases in unemployment stemming from the pandemic have also occurred which will impact consumer discretionary spending. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, our product will be ultimately paid for by the consumer. Demand for Jeuveau® is tied to discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business. In addition, our business strategy was developed based on a number of important assumptions about the self-pay healthcare market. For example, we believe that the number of self-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of Jeuveau® or any of our future product candidates could differ materially from our projections if our assumptions are incorrect.
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $19.7 million, $90.0 million and $46.9 million for the three months ended March 31, 2020, and years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit as of March 31, 2020 of $232.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau® and will increase as a result of the impact of COVID-19 on our business. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product was commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including the following:

•	our success in educating physicians and consumers about the benefits, administration and use of Jeuveau®;

•	the prevalence, duration and severity of potential side effects experienced with Jeuveau®;

•	achieving and maintaining compliance with all regulatory requirements applicable to Jeuveau®;

•	the ability to raise additional capital on acceptable terms, or at all, if needed, to support our operations and further commercialization Jeuveau®;

•	the acceptance by physicians and consumers of the safety and efficacy of Jeuveau®;

•	our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States;

•
the ability of our current manufacturer and any third parties with whom we may contract to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, requirements;

•	the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times;

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
In May 2019, we commercially launched Jeuveau® into the highly competitive U.S. aesthetic neurotoxin market. In the long term, we expect to expand our focus to the broader self-pay healthcare market. Many of our potential competitors, including Allergan in particular who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as:

•	substantially greater financial resources enabling them to, among other things, market and discount aggressively;

•	large and established research and development, manufacturing, personnel and marketing resources;

•	greater brand recognition for their products;

•	larger sales forces;

•	larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products;

•	greater existing market share in the aesthetic neurotoxin product market;

•	long-standing customer loyalty programs and sales contracts with large customers;

•	established business and financial relationships with customers, aesthetic societies and universities.
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

In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license. In light of the COVID-19 outbreak, it may become more difficult for us to achieve the minimum annual purchase targets for Jeuveau® which may result in the license being converted to a non-exclusive license.
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
Third-party claims of intellectual property infringement, including those brought by Medytox, Inc., may prevent or delay our commercialization efforts and interrupt our supply of products.
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
Given the early stage in the Medytox Litigation, we are unable to predict the likelihood of success of Medytox’s claims against us or Daewoong or to quantify any risk of loss. The Medytox Litigation and any other similar claims, suits, government investigations and proceedings are inherently uncertain and their results may not be favorable for us. For example, if the Medytox Litigation has a negative outcome for us or Daewoong, it could result in us losing access to Jeuveau® and the manufacturing process and require us to negotiate a new license with Medytox for continued access to Jeuveau®. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license Jeuveau®, we may not be able to find a replacement product, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. An adverse ruling against either us or one of the other defendants of any such proceedings could adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders. We intend to defend ourselves vigorously in the proceedings. The ITC has set a target date for the final determination of the matter for October 2020. An adverse ruling by the ITC against either us or Daewoong could result in the imposition of an exclusion order which would bar imports of Jeuveau® into the United States and a cease and desist order which would bar sales and marketing of our sole product Jeuveau® within the United Sates either of which would adversely affect our ability to carry our out our business and which would have an adverse effect on our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations. Additionally, in certain cases if there is temporary or permanent relief granted under the Medytox Litigation or the ITC matter, it may constitute an event of default under our credit facility. Under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. Any such action could materially and adversely affect our business and results of operations.
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
We anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operating plan for the next twelve months. However, we may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau® is slower than expected or our sales of Jeuveau® are otherwise lower than we expect. Our currently anticipated expenditures for the commercialization of Jeuveau® may exceed existing cash, cash equivalents and investments, and we may need to seek additional debt or equity financing. Additionally, under our credit facility, in order to draw the final $25.0 million of the facility, we must meet a number of conditions including maintaining compliance with covenants under the credit facility and the achievement of specified net sales targets based on a trailing six-month basis. In the event we are unable to reach this net sales milestone, we will not be able to draw the additional $25.0 million. As of March 31, 2020, we had not yet met the net sales milestone to draw the second tranche and, in light of the COVID-19 outbreak, we do not anticipate meeting the net sales milestone prior to September 30, 2020. As a result, we anticipate that we will not be able to borrow the second tranche of the credit facility.
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

•	consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;

•	the willingness of consumers to pay for Jeuveau® and any future product candidates relative to other discretionary items, especially during economically challenging times;

•	the revenue and profitability that Jeuveau® and any future product candidates may offer a physician as compared to alternative products or treatments;

•	the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;

•	any adverse impact on our brand resulting from key opinion leader relationships with Alphaeon or Strathspey Crown Holdings Group, LLC, or SCH, whether or not related to us;

•	a perception that Jeuveau® are unproven or experimental, or perceived differences in product performance, reliability, features and ease of use characteristics versus our competitors’ products;

•	our ability to compete with our competitors’ product bundling offerings as we initially launch Jeuveau® as a stand-alone product; and

•	adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
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
Treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including:

•	the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians recommend Jeuveau® to their patients;

•	the extent to which Jeuveau® satisfies consumer expectations and overcoming consumer loyalty with existing products and brands;

•	our ability to properly train physicians in the use of Jeuveau® such that their consumers do not experience excessive discomfort during treatment or adverse side effects;

•	the cost, safety and effectiveness of Jeuveau® versus other aesthetic treatments;

•	the development and availability of alternative products and treatments that seek to address similar goals;

•	consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular;

•	the success of any direct-to-consumer marketing efforts that we may initiate;

•	the ability and ease with which physicians are able to incorporate Jeuveau® into their practices;

•	changes in demographic and social trends; and

•	general consumer confidence and consumer discretionary spending, which may be impacted by the COVID-19 outbreak, economic and political conditions.

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
We rely on our digital technology and applications and our business and operations would suffer in the event of computer system failures or breach by hackers.
As part of the measures we took in April 2020, including reductions in the size of our sales force, we are more reliant on our digital technology, including our Evolus Practice App, which allows customers to open a new account, order Jeuveau®, pay invoices and engage with our customer experience team and medical affairs representatives. In the event that our digital technology is unable to function in the manner they were designed or at all, we would experience difficulty processing customer orders and requests in a timely manner or at all which would have a material adverse effect on our business, results of operations and financial condition.
The systems underlying our digital technology may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our digital technology is unavailable when customers attempt to access them, or if they do not load as quickly as expected, users may not use our technology as often in the future, or at all, and our ability to sell Jeuveau® through a more limited sales force may be disrupted and we may not realize the efficiencies of leveraging our digital technology, any of which could adversely affect our business and financial performance. As the number of users of our digital technology continues to grow we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our customers’ experience with our digital technology which may decrease our revenue and harm our results of operations.
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, foreign governments and cyberterrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption in our relationship with our customers. For example, if our Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation.
Moreover, if a computer security breach affects our systems or results in the unauthorized release of financial information, personally identifiable information, or PII, or other sensitive information our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, if applicable, including the GDPR, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, the California Consumer Privacy Act, among other things, has created new individual privacy rights and imposes increased obligations on companies handling PII. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
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
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters, public health crises or political unrest and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster or political unrest.
Daewoong, the sole manufacturer of Jeuveau®, manufactures Jeuveau® in a facility located in South Korea. In addition, the underlying drug substance for Jeuveau® is also manufactured in a separate facility on the same campus. As a result of the concentration of the manufacturing and storage facilities for Jeuveau® on this single campus, we are subject to risks that manmade or natural events will impact our supply of Jeuveau®. For example, extreme weather events at or near Daewoong’s facilities may impact the accessibility or viability of such facilities., As well, the earthquakes in the Pacific Rim region is high and the Daewoong facility is in close proximity to major earthquake fault lines. Additionally, public health crises may affect South Korea. For example, beginning in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China which spread to other areas within Asia. If this or any other public health crisis effects operations at Daewoong, it would have an adverse effect on the ability for Daewoong to manufacture our product. There is also a level of political unrest and potential military conflict or uncertainty in South Korea and the broader region. For example, the operations of the South Korean manufacturing plant may experience unrest or security issues due to the threats posed by North Korea. Natural disasters or political unrest could severely disrupt Daewoong’s operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
If a natural disaster, public health crisis or political unrest, power outage or other event occurred that prevented Daewoong from using all or a significant portion of its manufacturing facility, or prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. In particular, because Daewoong manufactures Jeuveau® in its facility, in the event of a natural disaster, public health crisis or political unrest, power outage or other event affecting this facility, we would be required to seek additional manufacturing facilities and capabilities that have obtained the necessary approvals required by state, federal or other applicable authorities in order to continue or resume manufacturing activities, which we may not be able to do on commercially reasonable terms if at all. Any disaster recovery and business continuity plans that we and Daewoong have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or Daewoong’s lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.

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
Our entry into the therapeutic agreement and the entry by Alphaeon into an agreement directly with Daewoong eliminate our ability to expand the permitted uses of botulinum toxin products for therapeutic indications.
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
Our management and personnel, systems and facilities currently in place may not be adequate to support future growth, and we may experience difficulties in managing this growth.
As of March 31, 2020, we had 220 employees, all of whom constituted full-time employees. In April 2020, we announced a reduction of our headcount by approximately 100 persons, temporary reduction of executive salaries and Board of Directors fees, reduction of the size of our Board by two members and delay of the European launch of Jeuveau® until 2021. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we:

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
We purchase Jeuveau® from Daewoong. Pursuant to the Daewoong Agreement, we submit forecasts of anticipated product orders to Daewoong and may, from time to time, submit purchase orders on the basis of these forecasting requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. In addition, we expect Daewoong to manufacture its own product, Nabota, a botulinum toxin formulation, from this facility for sale in the South Korean market and other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and Daewoong may be unable to meet our increased demand. In addition, our product will have fixed future expiration dates. As a result of the COVID-19 pandemic, our forecasted demand for Jeuveau® may be overestimated as it was made at a time prior to the outbreak of the pandemic. If we overestimate our component and material requirements, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
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
We are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In order to maintain effective internal controls, we will need additional financial personnel, systems and resources. However, for so long as we remain an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b). We will remain an emerging growth company until the earliest of: (i) December 31, 2023; (ii) the first fiscal year after our gross annual revenues are $1.07 billion or more; (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates is $700 million or more as of the end of the second quarter of that fiscal year. Once we are no longer an emerging growth company, this exemption from the auditor attestation requirement will continue as long as we do not qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes.

While we have conducted a review of our internal controls for the purpose of providing the reports required by these rules, during the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or , when applicable, our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Market or other adverse consequences that would materially harm our business and reputation.
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
As of March 31, 2020, we had $73.8 million of outstanding indebtedness that bears interest at a floating rate using LIBOR as the applicable reference rate and that have maturities beyond 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and may impact the availability and cost of borrowings, including the rates we pay on our credit facility with Oxford. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our interest expenses. We may incur significant costs to transition our borrowing arrangement with Oxford from LIBOR, which may have an adverse effect on our results of operations. The effect of a transition away from LIBOR on our company cannot yet be determined, and management continues to evaluate the LIBOR exposure risks.
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
As of March 31, 2020, Alphaeon 1, LLC owned approximately 25.7% of our outstanding shares of common stock. This concentrated ownership position may provide Alphaeon 1, LLC with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. This significant stock ownership may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in Alphaeon and Alphaeon 1, LLC and their positions with Alphaeon and Alphaeon 1, LLC.
Vikram Malik, Simone Blank and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of Alphaeon and Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board managers of Alphaeon 1, LLC. Their positions at Alphaeon entities and the ownership of any Alphaeon entities equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for Alphaeon entities than the decisions have for us.
These decisions include:

•	corporate opportunities;

•	the impact that operating decisions for our business may have on Alphaeon entities’ consolidated financial statements;

•
the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on Alphaeon entities’ current or future indebtedness or the covenants under that indebtedness;

•	the timing and amount of financing efforts, whether they are debt or equity, and the amount of resulting dilution to existing shareholders;

•	business combinations involving us;

•	our dividend policy;

•	management stock ownership; and

•	the related party services and agreements between Alphaeon and us.
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with Alphaeon entities or SCH in the future or in connection with Alphaeon entities’ desire to enter into new commercial arrangements with third parties.
Furthermore, disputes may arise between Alphaeon entities and us relating to our past and ongoing relationship, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	indemnification and other matters arising from our initial public offering;

•	the nature, quality and pricing of services Alphaeon agrees to provide to us;

•	sales or other disposal by Alphaeon 1, LLC of all or a portion of its ownership interest in us; and

•	business combinations involving us.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. While we are not controlled by Alphaeon entities, we may not have the leverage to negotiate amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third-party.
Alphaeon 1, LLC and its directors and officers will have limited liability to us or you for breach of fiduciary duty.
Our certificate of incorporation provides that, subject to any contractual provision to the contrary, Alphaeon 1, LLC has no obligation to refrain from:

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
Our stock price is volatile. For example, the closing price of our common stock during three months ended March 31, 2020 has ranged from a low of $3.53 to a high of $12.21. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of product candidates;

•	adverse results from or delays in clinical trials of any of our future product candidates;

•	unanticipated safety concerns related to the use of Jeuveau® or any of our future products;

•	any termination or loss of rights under the Daewoong Agreement;

•	the FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;

•	adverse developments concerning our manufacturer or any future strategic partnerships;

•	adverse developments concerning litigation pending against us;

•	introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	success or failure of competitive products or medical aesthetic products generally;

•	changes in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;

•	overall financial market conditions for the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;

•	quarterly variations in our results of operations or those of our competitors;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	short selling of our common stock or the publication of opinions regarding our business prospects in a manner that is designed to create negative market momentum;

•	sales of substantial amounts of our stock by Alphaeon 1, LLC or other significant stockholders or our insiders, or the expectation that such sales might occur;

•	general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;

•	news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;

•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;

•	additions or departures of key personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer and Chief Marketing Officer;

•	intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;

•	announcements or actions taken by Alphaeon 1, LLC as our controlling stockholder, including sales of substantial amounts of our common stock by Alphaeon 1, LLC;

•	changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other factors described in this “Risk Factors” section.
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
We have 33,728,478 shares of common stock issued and outstanding as of May 8, 2020. Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
As of March 31, 2020, Alphaeon 1, LLC owned 25.7% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Alphaeon 1, LLC is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Alphaeon 1, LLC of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404(b) as long as we do not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our trading price may be more volatile.
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

Evolus, Inc.

Date:	May 11, 2020	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)