Form 10-Q
period 2020-06-30
Evolus, Inc.
filed 2020-08-10
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of August 5, 2020, 33,748,478 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, the following:
•our ability to continue to import Jeuveau® into, and sell Jeuveau® within, the United States if the U.S. International Trade Commission (“ITC”) affirms the initial determination issued by the Administrative Law Judge in a final determination and imposes a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from marketing and selling Jeuveau® in the United States for a period of ten years;
•the potential declaration of an event of default by Oxford Finance under our credit facility in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States;
•the current and potential future impact of the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19 on our business, including our sales, operations and supply and distribution channels, results of operations, financial position or cash flows;
•our ability to successfully commercialize our sole product Jeuveau® including our ability to successfully market and sell Jeuveau® to our customers;
•our ability to maintain regulatory approval of Jeuveau® and comply with any related restrictions, limitations and warnings in the label of Jeuveau® and any relevant regulatory requirements;
•the potential market size, opportunity, market share and growth potential for Jeuveau®;
•the attractiveness of the product characteristics of Jeuveau® (including the benefits of a 900 kilodalton, or kDa, botulinum toxin type A complex) and the rate and degree of physician and patient acceptance of Jeuveau®;
•the pricing of Jeuveau®, the flexibility of our pricing and marketing strategy compared to our competitors and the desire and ability of our customers to pay for our elective procedures;
•the performance of our third-party licensors, suppliers, manufacturers and distributors;
•our expectations regarding our future development of Jeuveau® for other indications and approval in other jurisdictions;
•the availability and customer adoption of our digital technology and our ability to avoid interruptions in the availability or performance of our technology;
•the accuracy of our estimates and forecasts regarding the amount and timing of expenses, revenue, capital requirements and needs for additional financing;
•regulatory and legislative developments in the United States, European Union, or EU, Canada and other countries;
•developments and projections relating to our competitors and our industry, including competing products and procedures and promotional campaigns;

•the loss of key management personnel;
•our future financial performance and our ability to continue as a going concern; and
•the results of current and any future legal proceedings.
These risks and uncertainties may be increased or intensified as a result of the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19, including if there is a resurgence of the COVID-19 virus after the current outbreak subsides. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These risks and uncertainties are discussed in more detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission, or SEC.
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

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except par value and share data)

	June 30, 2020	December 31, 2019
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$29,772	$109,892
Short-term investments	54,982	19,911
Accounts receivable, net	8,649	10,661
Inventories	10,343	6,407
Prepaid expenses and other current assets	4,252	5,326
Total current assets	107,998	152,197
Property and equipment, net	1,422	902
Operating lease right-of-use assets	3,738	4,068
Intangible assets, net	58,023	59,638
Goodwill	21,208	21,208
Other assets	2,155	2,429
Total assets	$194,544	$240,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,952	$5,796
Accrued expenses	6,094	13,960
Contingent royalty obligation payable to Evolus Founders	1,234	3,483
Operating lease liabilities	1,182	1,200
Total current liabilities	19,462	24,439
Contingent royalty obligation payable to Evolus Founders	35,100	41,200
Contingent promissory note payable to Evolus Founders	18,495	17,945
Long-term debt, net of discounts and issuance costs	74,165	73,508
Operating lease liabilities	3,529	3,893
Deferred tax liability	190	—
Total liabilities	150,941	160,985
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 33,748,478 and 33,562,665 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	297,502	292,509
Accumulated other comprehensive gain	19	6
Accumulated deficit	(253,919)	(213,059)
Total stockholders’ equity	43,603	79,457
Total liabilities and stockholders’ equity	$194,544	$240,442
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$7,806	$2,311	$18,302	$2,311
Cost of sales (excludes amortization of intangible assets)	1,948	660	6,167	660
Gross profit	5,858	1,651	12,135	1,651
Operating expenses:
Selling, general and administrative	17,553	34,892	48,852	52,411
Research and development	145	509	653	2,862
Revaluation of contingent royalty obligation payable to Evolus Founders	2,433	1,269	(7,451)	6,182
Depreciation and amortization	1,658	978	3,407	1,462
Restructuring costs	2,956	—	2,956	—
Total operating expenses	24,745	37,648	48,417	62,917
Loss from operations	(18,887)	(35,997)	(36,282)	(61,266)
Other income (expense):
Interest income	224	615	598	1,004
Interest expense	(2,464)	(2,412)	(4,922)	(3,030)
Loss before income taxes:	(21,127)	(37,794)	(40,606)	(63,292)
Income tax expense (benefit)	(2)	(227)	254	(14,750)
Net loss	$(21,125)	$(37,567)	$(40,860)	$(48,542)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(206)	52	13	43
Comprehensive loss	$(21,331)	$(37,515)	$(40,847)	$(48,499)
Net loss per share, basic and diluted	$(0.63)	$(1.37)	$(1.21)	$(1.77)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	33,732,754	27,408,774	33,726,595	27,369,691
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock in connection with the incentive equity plan	—	—	10,372	—	(58)	—	—	(58)
Share-based compensation	—	—	—	—	2,015	—	—	2,015
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Balance at March 31, 2019	—	$—	27,285,363	$1	$209,365	$(9)	$(134,000)	$75,357
Issuance of common stock in connection with the incentive equity plan	—	—	107,641	—	853	—	—	853
Share-based compensation	—	—	—	—	2,486	—	—	2,486
Net loss	—	—	—	—	—	—	(37,567)	(37,567)
Other comprehensive income	—	—	—	—	—	52	—	52
Balance at June 30, 2019	—	$—	27,393,004	$1	$212,704	$43	$(171,567)	$41,181

Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
Issuance of common stock in connection with the incentive equity plan	—	—	165,370	—	—	—	—	—
Share-based compensation	—	—	—	—	2,665	—	—	2,665
Net loss	—	—	—	—	—	—	(19,735)	(19,735)
Other comprehensive income	—	—	—	—	—	219	—	219
Balance at March 31, 2020	—	$—	33,728,035	$1	$295,174	$225	$(232,794)	$62,606
Issuance of common stock in connection with the incentive equity plan	—	—	20,443	—	—	—	—	—
Share-based compensation	—	—	—	—	2,328	—	—	2,328
Net loss	—	—	—	—	—	—	(21,125)	(21,125)
Other comprehensive loss	—	—	—	—	—	(206)	—	(206)
Balance at June 30, 2020	—	$—	33,748,478	$1	$297,502	$19	$(253,919)	$43,603
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(40,860)	$(48,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,407	1,462
Stock-based compensation	5,002	4,455
Provision for bad debts	2,607	—
Amortization of discount on short-term investments	(390)	(586)
Amortization of operating lease right-of-use assets	330	523
Amortization of debt discount and issuance costs	1,290	889
Deferred income taxes	190	(14,750)
Revaluation of contingent royalty obligation payable to Evolus Founders	(7,451)	6,182
Changes in assets and liabilities:
Inventories	270	(11,522)
Accounts receivable	(595)	(1,410)
Prepaid expenses and other current assets	1,074	(1,997)
Accounts payable and accrued expenses	(6,575)	13,347
Operating lease liabilities	(382)	(409)
Other assets	191	—
Net cash used in operating activities	(41,892)	(52,358)
Cash flows from investing activities
Purchases of property and equipment	(677)	(346)
Additions to capitalized software	(1,463)	(2,441)
Purchases of short-term investments	(74,668)	(94,011)
Maturities of short-term investments	40,000	25,000
Net cash used in investing activities	(36,808)	(71,798)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(898)	(9,213)
Milestone payment for intangible assets	—	(2,000)
Proceeds from issuance of long-term debt, net of discounts	—	73,906
Payments for debt issuance costs	—	(2,205)
Payment for debt obligation	(522)	—
Issuance of common stock in connection with incentive equity plan	—	795
Net cash (used in) provided by financing activities	(1,420)	61,283
Change in cash and cash equivalents	(80,120)	(62,873)
Cash and cash equivalents, beginning of period	109,892	93,162
Cash and cash equivalents, end of period	$29,772	$30,289
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$3,622	$1,544
Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,566
Capitalized software recorded in accounts payable and accrued expenses	$81	$55
See accompanying notes to financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1. Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018 and the European Commission (“EC”) in September 2019. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through a distribution partner in October 2019. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net losses of $21,125 and $40,860 for the three and six months ended June 30, 2020. Additionally, the Company used cash of $41,892 in operations during the six months ended June 30, 2020. As of June 30, 2020, the Company had $29,772 in cash and cash equivalents plus $54,982 in short-term investments and an accumulated deficit of $253,919. On July 6, 2020, the Company entered into a convertible promissory note purchase agreement with Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) for the principal amount of $40,000. See Note 10. Subsequent Events for additional information regarding the convertible promissory note purchase agreement with Daewoong.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain and expand market acceptance of its product and achieve a level of revenues adequate to support its cost structure, its ability maintain regulatory approval of its product, its ability to maintain compliance with debt covenants and avoid an event of default under its credit facility, including as a result of a negative final determination in its International Trade Commission (“ITC”) action, the outcome of its ongoing litigation including the ITC action as discussed below, and its ability to operate its business and sell products without infringing third party intellectual property rights.
The Company believes that its current capital resources, which consist of cash, cash equivalents and short-term investments as well as the proceeds from the convertible promissory note purchase agreement with Daewoong, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate and subject to the risks, commitments and contingencies set forth in these notes to the financial statements, including in connection with the ITC action. The Company may be required to raise additional capital to fund future operations through the incurrence of additional debt allowed under existing debt arrangements, the entry into licensing or collaboration agreements with partners, sale of its equity securities, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals. These events may occur even if the Company is ultimately successful in the ITC action described below.
In July 2020, the Administrative Law Judge assigned to the ITC action to which the Company is a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent the Company from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
taking effect. During the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. The amount of the bond may make any sales unattractive during the period. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourselves in this matter. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, the Company would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years, which would materially and adversely affect the Company’s ability to generate revenue from the Company’s sole product, Jeuveau®, to carry out its business, and to continue as a going concern. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect the Company’s ability to generate revenue from Jeuveau®, to carry out its business, and to continue as a going concern. In any such event, the Company may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm. Even if the Company is successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy.See Note 7. Commitments and Contingencies —Legal Proceedings for additional information.
The ongoing COVID-19 outbreak has negatively impacted and disrupted the global economy and financial markets on an unprecedented scale, which could interfere with the Company’s ability to access financing when and on terms that the Company desires. Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, the Company believes that its business strategy, its current cash reserves and measures taken since April 2020 to reduce operating expenses position the Company to manage its business through this crisis, subject to the risks, commitments and contingencies set forth in these notes to the financial statements, including in connection with the ITC action.

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
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare financial statements in conformity with GAAP. Such estimates and assumptions affect the reported financial statements. The Company’s most significant estimates relate to net revenues, allowance for doubtful accounts, fair value measurements, goodwill and long-lived asset

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
valuations and impairment assessments, inventory valuations, income tax valuations, stock-based compensation, royalty obligations, and outcomes of legal proceedings, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates.
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
Risks and Uncertainties
In 2013, Evolus and Daewoong entered into an agreement (the “Daewoong Agreement”), pursuant to which, the Company has an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. The Daewoong Agreement, and Daewoong’s rights relating to Jeuveau®, are subject to litigation.
In July 2020, the Administrative Law Judge assigned to the ITC action to which the Company is a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent the Company from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before taking effect. During the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. The amount of the bond may make any sales unattractive during the period. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intends to continue to vigorously defend itself in this matter. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, the Company would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years, which would materially and adversely affect the Company’s ability to generate revenue from the Company’s sole product, Jeuveau®, to carry out its business, and to continue as a going concern. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect the Company’s ability to generate revenue from Jeuveau®, to carry out its business, and to continue as a going concern. In any such event, the Company may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm. Even if the Company is successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy. See Note 7. Commitments and Contingencies for additional information regarding such litigation.

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
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau®, the Company’s sole commercial product, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau®, the need for additional financing to achieve its goals, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by physicians and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
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
The Company places its cash and cash equivalents with high credit quality financial institutions. At most times, such investments are in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.
Short-Term Investments
Short-term investments as of June 30, 2020 consisted of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive (loss) gain in the Company’s condensed statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed statements of operations and comprehensive loss using the specific-identification method.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Inventories
Inventories consist of finished goods held for sale and distribution. Cost is determined using the first-in, first-out method with prioritization of the items with the earliest expiration dates. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.
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
The fair value hierarchy defines a three-tiered valuation hierarchy for disclosure of fair value measurement is classified and disclosed by the Company in one of the three categories as follows:
•Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•Level 3—Prices or valuation techniques that require inputs that are unobservable that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of June 30, 2020.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include personnel-related costs including stock based compensation, costs associated with pre-clinical and clinical development activities, costs associated with and costs for prototype products that are manufactured prior to market approval for that prototype product, internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting regulatory filings, and overhead costs, including allocated facility related expenses.
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
General
The Company generates product revenue from the sale of Jeuveau® in the United States and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer.  The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. There were no service revenues for the three and six months ended June 30, 2020 or for the three and six months ended June 30, 2019.
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Gross-to-Net Revenue Adjustments
The Company provides customers with discounts, such as trade and volume discounts and prompt pay discounts, that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, primarily for the volume-based rebates, coupon and consumer loyalty programs.
•Volume-based Rebates — Volume-based rebates are contractually offered to certain customers. The rebates payable to each customer are determined based on the contract and quarterly purchase volumes.
•Coupons — The Company issued customers coupons redeemable into gift cards funded by the Company for the benefit of patients. The coupons are accounted for as variable consideration. The Company estimates the coupon redemption rates based on historical data and future expectations. The coupons are accrued based on estimated redemption rates and the volume of products purchased and are recorded as a reduction to revenues on product delivery. All issued coupons expired on June 30, 2020.
•Consumer Loyalty Program — In May 2020, the Company announced the launch of a consumer loyalty program, which allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenue at that time.
As of June 30, 2020 and December 31, 2019, the accrued volume-based rebate, coupon and reward liabilities were $799 and $1,709, respectively, which were recorded in the accrued expenses in the accompanying condensed balance sheets. The Company recorded provisions of $17 and $882 for the three months ended June 30, 2020 and 2019, respectively, and provisions of $10,229 and $882 for the six months ended June 30, 2020 and 2019, respectively. The related payments, redemptions and adjustments were $1,697 and $0 for the three months ended June 30, 2020 and 2019, respectively, and $11,139 and $0 for the six months ended June 30, 2020 and 2019, respectively.
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2020 and December 31, 2019, all amounts included in accounts receivable, net on the accompanying condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of June 30, 2020 or December 31, 2019. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients under the rebate and coupon programs and deferred revenue associated with Reward under the consumer loyalty program. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
During the three and six months ended June 30, 2020, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of June 30, 2020 and December 31, 2019, allowance for doubtful accounts was $2,823 and $387, respectively. For the three and six months ended June 30, 2020, provision for bad debts was $0 and $2,607, respectively, and write-off amount was $0 and $171, respectively. For the three and six months ended June 30, 2019, there was no provision for allowance for doubtful accounts or write-offs.
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
Restructuring costs
In April 2020, in response to the impact of COVID-19 on its business, the Company announced plans to reduce its operating expenses and separate over 100 employees. As of June 30, 2020, all separations were completed and the Company recorded $2,956 of termination benefits as restructuring costs within operating expenses on the accompanying condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2020.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded a tax benefit of $2 and $227 for the three months ended June 30, 2020 and 2019, respectively, and a tax provision of $254 and a tax benefit of $14,750 for the six months ended June 30, 2020 and 2019, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2020 and 2019, primarily as a result of the impact of a valuation allowance on its deferred tax assets and state minimum taxes.  The tax benefit recorded for the six months ended June 30, 2019 was primarily a result of the reduction of the valuation allowance recorded against the Company’s deferred tax assets.
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
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the valuation allowance on the Company’s deferred tax assets, the Company estimates that the impact of the CARES Act on its financial statements to be immaterial. Management will continue to monitor changes in tax legislation and further guidance on the CARES Act as they become available in the subsequent periods.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. For the three and six months ended June 30, 2020 and 2019, excluded from the dilutive net loss per share computation were stock options of 4,444,368 and 3,867,254, respectively, and non-vested RSUs of 1,002,786 and 256,870, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company adopted the guidance using the prospective method on January 1, 2020, and such adoption did not have a material impact on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. Under the new guidance, entities will no longer be required to disclose the amount

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company adopted the guidance in the current interim period, and such adoption is reflected in Note 3. Fair Value Measurements and Short-Term Investments
Recent Accounting Pronouncements Issued But Not Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 provides optional expedients and exceptions that are intended to ease the burden of updating contracts to contain a new reference rate due to the discontinuation of the London Inter-Bank Offered Rate (“LIBOR”). The guidance is effective March 12, 2020 through December 31, 2022, with the adoption date being dependent upon the Company’s election. The Company is currently evaluating the impact of adopting this guidance.
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
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 3. Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of June 30, 2020, all of the Company’s investments had remaining maturities less than 12 months.
The following is a summary of the Company’s short-term investments, considered available-for-sale:

	As of June 30, 2020
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$54,963	$19	$—	$54,982

	As of December 31, 2019
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$19,905	$6	$—	$19,911
As of June 30, 2020, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not record any other-than-temporary impairments on these securities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of June 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$54,982	$54,982	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$36,334	$—	$—	$36,334

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$19,911	$19,911	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,683	$—	$—	$44,683
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the six months ended June 30, 2020 and 2019.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate and (iii) the timing of payments. During the three and six months ended June 30, 2020 and 2019, the Company utilized

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
discount rates between 16.0% and 17.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value, beginning of period	$34,216	$45,900	$44,683	$50,200
Payments	(315)	—	(898)	(9,213)
Change in fair value recorded in operating expenses	2,433	1,269	(7,451)	6,182
Fair value, end of period	$36,334	$47,169	$36,334	$47,169
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
The Company estimates the fair value of the contingent promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of June 30, 2020, the fair value of the contingent promissory note and long-term debt was estimated to be $18,203 and $74,656, respectively. As of December 31, 2019, the fair value of contingent promissory note and long-term debt was $16,696 and $76,203, respectively. The fair value of operating lease liabilities as of June 30, 2020 and December 31, 2019 approximated their carrying value.

Note 4. Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(4,157)	$54,919
Capitalized software	2	5,949	(2,845)	3,104
Intangible assets, net		65,025	(7,002)	58,023
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of June 30, 2020		$86,233	$(7,002)	$79,231

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

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2020 that are subject to amortization:

Fiscal year
Remaining in 2020	$3,173
2021	4,271
2022	3,048
2023	2,955
2024	2,955
Thereafter	41,621
$58,023
The Company capitalized $394 and $1,353 for the three months ended June 30, 2020 and 2019, respectively, and $1,534 and $2,542 for the six months ended June 30, 2020 and 2019, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $1,546 and $923 for the three months ended June 30, 2020 and 2019, respectively, and $3,150 and $1,407 for the six months ended June 30, 2020 and 2019, respectively, within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss.

Note 5. Accrued Expenses
Accrued expenses consisted of:

	June 30,	December 31,
	2020	2019
Accrued payroll and related benefits	$3,397	$5,229
Accrued professional services	999	5,794
Accrued volume-based rebate, coupon and reward liabilities	799	1,709
Other accrued expenses	899	1,228
	$6,094	$13,960

Note 6. Oxford Term Loans

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On March 15, 2019, the Company entered into a credit facility of up to $100,000 with Oxford Finance (“Oxford”). Pursuant to the terms of the credit facility, the lender extended term loans (the “Term Loans”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 may be drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six-month basis and no event of default. As of June 30, 2020, the Company does not expect to meet the net sales milestone to draw the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only on each tranche funded for the first 36 months until May 2022, which is followed by a 23-month amortization period. Notwithstanding the foregoing, if the Company were to obtain the second tranche and maintain compliance with the specified minimum net sales covenant and meet other conditions during the initial interest-only period, upon the Company’s request, the interest-only period may be extended by an additional 12 months to a total of 48 months followed by an 11-month amortization period.
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
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of June 30, 2020, the Company was in compliance with its debt covenants.
In July 2020, the Administrative Law Judge assigned to the ITC action to which the Company is a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent the Company from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before taking effect. During the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. The amount of the bond may make any sales unattractive during the period. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intends to continue to vigorously defend itself in this matter. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, the Company would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States. In any of these scenarios, it is expected that an event of default would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy.
At the closing date, the Company incurred $1,094 and $2,205 in debt discounts and issuance costs related to the Term Loans, respectively. Debt discounts and issuance costs related to the entire Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of June 30, 2020, the borrowings outstanding under the Term Loans were classified as long-term debt in the accompanying condensed balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 11.6% as of June 30, 2020.
As of June 30, 2020, the principal amounts of long-term debt maturities of the Term Loans during each of the next five fiscal years are as follows:

Fiscal year
Remainder of 2020	$—
2021	—
2022	26,087
2023	39,130
2024	9,783
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(835)
Long term debt, net of discounts and issuance costs	$74,165

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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
For the three and six months ended June 30, 2020, the components of operating lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed operating lease expense	$273	$267	$547	$501
Variable operating lease expense	12	32	27	61
Short-term operating lease expense	—	28	168	49
	$285	$327	$742	$611
The weighted-average remaining lease term was 4.6 years and weighted-average discount rate was 9.4% as of June 30, 2020.
Operating lease expenses were included in the selling, general and administration expenses in the accompanying condensed statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed balance sheets.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
Remainder of 2020	$583
2021	1,207
2022	1,259
2023	1,314
2024	1,371
Thereafter	115
Total operating lease payments	5,849
Less: imputed interest	(1,138)
Present value of operating lease liabilities	$4,711
Purchase Commitments
As of June 30, 2020, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $6,382. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
In connection with the Daewoong Agreement, the Company was obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. As of June 30, 2020, Daewoong is eligible to receive remaining contingent milestone payments of up to $10,500.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2020 and December 31, 2019.
Medytox Litigation
The Company, Daewoong and other individuals and entities are defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) originally instituted in the Superior Court of the State of California in June 2017. With specific regard to the Company, Medytox alleges that (i) the Company has violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to the Company as a result of the Company’s relationship with Daewoong, (ii) the Company has stolen the botulinum toxin bacterial strain of Medytox through our possession of and refusal to return the botulinum toxin bacterial strain, (iii) the Company has engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the botulinum toxin bacterial strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights (the “Medytox Litigation”). Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting the Company from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend Medytox’s claims. The Company is unable to determine the likelihood of success of Medytox’s claims against the Company, and an estimate of the possible loss or range of loss cannot be made. While the Company is entitled to indemnity under the Daewoong Agreement, the indemnity may not be sufficient. An adverse ruling by the Superior Court against either the Company or Daewoong could materially adversely affect the Company’s ability to carry out its business and continue operations as a going concern which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm.
ITC action
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint (the “ITC Complaint”) against us and Daewoong in the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, ITC Inv. No. 337-TA-1145.ITC action The ITC Complaint seeks (i) an investigation by the ITC pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. In January 2020, the three sets of parties to the ITC action, (i) the Complainants - Allergan and Medytox, (ii) the Respondents - the Company and Daewoong and (iii) the OUII, each submitted pre-hearing briefs to the Administrative Law Judge assigned to the ITC action setting forth each party’s positions on the substantive issues prior to the evidentiary hearing. From February 4 to 7, 2020, the Administrative Law Judge held an evidentiary hearing on the ITC action. In July 2020, the Administrative Law Judge issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent the Company from importing Jeuveau® into the United States and a cease and desist order that would prevent the Company from selling Jeuveau® for a period of ten years. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before taking effect. During the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. The amount of

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
the bond may make any sales unattractive during the period. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intends to continue to vigorously defend itself in this matter. In July 2020, the Company submitted a petition for review of the initial determination to the ITC.
In the event that the ITC affirms the Administrative Law Judge’s initial determination in its final determination without any modification, we would be prevented from importing Jeuveau® into the United States and from selling Jeuveau® in the United States for a period of ten years, which would materially and adversely affect the Company’s ability to generate revenue from the Company’s sole product, Jeuveau®, to carry out its business, and to continue as a going concern. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect the Company’s ability to generate revenue from Jeuveau®, to carry out its business, and to continue as a going concern. In any of these scenarios, the Company may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm. Even if the Company is successful, the ITC action may result in reputational damage or other collateral consequences. While the Company is entitled to indemnity under the Daewoong Agreement, including indemnity related to intellectual property matters, any indemnity may not be sufficient. Further, any such indemnity claim by the Company is subject to offset by the then-outstanding principal amount and accrued interest of the $40,000 principal amount Convertible Promissory Note issued by the Company to Daewoong. See Note 10. Subsequent Events for further information.
Additionally, in the event the ITC affirms the Administrative Law Judge’s initial determination in its final determination without modification, it is expected that an event of default would occur after the imposition of an exclusion order and cease and desist order either after the exhaustion of all appeals that the Company may have or earlier. Such an event of default may also occur if the Administrative Law Judge’s initial determination in the ITC’s final determination is modified in a manner that results in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States. Additionally. under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy.
The Company is unable to determine the likelihood of any outcome, including the ITC affirming the initial determination or whether the ITC would significantly modify or reverse such initial determination, and an estimate of the possible loss or range of loss cannot be made.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 8. Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2020, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2020, 33,748,478 shares were issued and outstanding.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). As of June 30, 2020, the Company has available an aggregate of 834,419 shares of common stock for future issuance under the Plan.
Stock-Based Award Activity and Balances
Options are granted at exercise prices based on the Company’s common stock price on the date of grant. The options and RSU grants generally vest over a one- to four-year period. There have been no awards granted with performance conditions or market conditions for the periods presented. The options have a contractual term of ten years. The fair value of options is estimated using the Black-Scholes option pricing model, which has various inputs, including the grant date common share price, exercise price, risk-free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The fair value of RSU grants is determined at the grant date based on the common share price. The Company records stock-based compensation expense net of actual forfeitures when they occur.
The weighted-averages assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Volatility	69.6%	59.7%	59.6%	59.3%
Risk-free interest rate	0.46%	2.40%	1.58%	2.57%
Expected life (years)	5.99	6.25	6.24	6.18
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity under the Plan for the six months ended June 30, 2020, is presented below:

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2019	3,977,401	$14.07	8.51	$7,198
Granted	1,114,559	9.94
Exercised	—	—
Canceled/forfeited	(647,592)	15.50
Outstanding, June 30, 2020	4,444,368	$12.83	8.07	$34
Exercisable, June 30, 2020	1,659,497	$12.64	7.19	$—
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of our common stock over the exercise price of underlying options as of June 30, 2020 and December 31, 2019.
A summary of RSU activity under the Plan for the six months ended June 30, 2020, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2019	229,870	$15.89
Granted	1,033,699	6.46
Vested	(186,120)	13.55
Forfeited	(74,663)	8.88
Outstanding, June 30, 2020	1,002,786	$7.13
The following table summarizes stock-based compensation expense arising from the above Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative	$2,338	$2,282	$4,878	$4,026
Research and development	36	175	124	429
	$2,374	$2,457	$5,002	$4,455

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
As of June 30, 2020 and December 31, 2019, Evolus had no related party accounts receivable or payable with Alphaeon.
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
Under the Amended Stock Purchase Agreement, Evolus paid one-time bonuses of $1,575 to certain current and former employees upon FDA approval of Jeuveau® in February 2019, including a one-time bonus of $700 paid to the Company’s Chief Medical Officer and Head of Research & Development. The payment is included in research and development expenses in the accompanying condensed statements of operations and comprehensive loss for the six months ended June 30, 2019.
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

Note 10.  Subsequent Events
On July 6, 2020, the Company entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the purchase and sale of a Convertible Promissory Note for the principal amount of $40,000 (the “Convertible Note”), which was funded on July 30, 2020. Additionally, on July 6, 2020, the Company, Daewoong and Oxford Finance, LLC entered into a Subordination Agreement pursuant to which the Convertible Note is subordinated to the Company’s obligations under that certain Loan and Security Agreement, dated as of March 15, 2019, by and between the Company and Oxford.
The Convertible Note bears interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and matures on July 30, 2025, subject to earlier conversion as provided below. Interest is initially paid in kind by adding the accrued amount thereof to the outstanding principal amount on a semi-annual basis on June 30th and December 31st of each calendar year for so long as any principal amount under the Oxford Debt remains outstanding and the Subordination Agreement has not been terminated. Interest will begin to be paid in cash if and when the Oxford Debt is repaid in full and the Subordination Agreement has been terminated.
During the term, the Convertible Note is convertible at the option of Daewoong beginning 12 months from the date of issuance, subject to certain suspensions of that conversion right in the event of a final determination of the ITC action resulting in an exclusion order with respect to Jeuveau® as further set forth in the Convertible Note. The initial conversion price of the Convertible Note is $13.00 per share. The conversion price of the Convertible Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Convertible Note and the shares of the Company’s common stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Starting 27 months from the date of issuance, the Company may prepay the Convertible Note without penalty, provided the Company provides Daewoong with at least ten business days’ written notice during which Daewoong may convert all or any portion of the Convertible Note at the conversion price.

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

In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 28 EU member states, Iceland, Norway and Liechtenstein. We currently plan to launch Jeuveau® in Europe in 2021.
We have a limited history of generating revenue from Jeuveau® and have never been profitable. As of June 30, 2020, we had an accumulated deficit of $253.9 million. We recorded net revenues of $7.8 million and $18.3 million for the three and six months ended June 30, 2020, respectively. We recorded net losses of $21.1 million and $40.9 million for the three and six months ended June 30, 2020, respectively.
We expect to continue to incur significant expenses for the foreseeable future as we continue marketing efforts for Jeuveau® and maintain our regulatory approvals.
Potential Impact of Adverse Ruling by the U.S. International Trade Commission on our Business
As described elsewhere in this Quarterly Report, on January 30, 2019, Allergan, plc (now Allergan Limited) and Allergan, Inc., who we refer to collectively as Allergan and Medytox, Inc., or Medytox filed a complaint against us and Daewoong Pharmaceuticals Co., Ltd., or Daewoong in the U.S. International Trade Commission, or ITC alleging that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145.
In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before taking effect. During the presidential review period we would be required to pay a bond at a rate set by the ITC for any sales during the period. The amount of the bond may make any sales unattractive during the period. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourselves in this matter. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years, which would materially and adversely affect our ability to generate revenue from our sole product, Jeuveau®, to carry out our business, and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm. Even if we are successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that we may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy.
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
Health and Safety
In response to the COVID-19 outbreak, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely if required by their local government, suspending non-essential travel and maintaining social distancing during any in-person work-related meetings. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, business partners and third-party service providers.
Financial position and results of operations
The COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 have resulted in temporary business closures for many of our customers and, starting in mid-March 2020, have negatively affected our sales as well as our existing accounts receivables collection efforts. Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions intended to slow its spread, these elective procedures have declined dramatically due to the temporary business closures or deferment of the elective procedures. While the impact of the COVID-19 outbreak on the U.S. aesthetic neurotoxin market was significant during the second quarter of 2020, we experienced a relatively significant increase in sales in June 2020 compared to earlier months in the second quarter of 2020 as certain states started easing restrictions on elective procedures. However, due to the uncertainty of the recovery and the recent increase in COVID-19 infections, we cannot reasonably estimate the immediate and full impact of the COVID-19 outbreak on our ongoing business, results of operations and overall financial performance. Furthermore, even after the current COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if customers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.

In light of the negative impacts of the COVID-19 outbreak, we have taken the following measures to reduce our operating expenses to conserve our cash resources since April 2020:
•delaying non-essential projects and suspending discretionary spending;
•reducing our headcount by over 100 employees;
•temporarily reducing executive salaries and Board of Directors fees;
•reducing the size of our Board by two members; and
•delaying the European launch of Jeuveau®, which is now expected in 2021.
As a result of the limitations on our sales force and our headcount reductions, we are increasingly utilizing our proprietary digital platform to support sales in the current COVID-19 environment.
Asset and liability valuation
As of June 30, 2020, we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.
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
Liquidity
The COVID-19 outbreak has negatively impacted and disrupted the global economy and financial markets which could interfere with our ability to access financing when and on terms that we desire. As of June 30, 2020, we had $84.8 million in cash, cash equivalents and short-term investments. In July 2020, we received $40 million from Daewoong in exchange for the Convertible Promissory Note, or Convertible Note (as described in more detail in “—Liquidity and Capital Resources” below). We do not have any near-term maturities on our Oxford debt, and principal payments on the Oxford debt may start in May 2022. Our promissory note payable to the Evolus Founders matures in November 2021. The Convertible Promissory Note is due in July 2025 unless earlier converted into our shares. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to reduce our operating expenses, such as reducing our headcount, temporarily reducing executive salaries and Board of Directors fees, reducing the size of our Board and delaying the European launch of Jeuveau®, position us to manage our business for at least the next twelve months as the outbreak continues to unfold. For additional information see Part I. Item 2, “Liquidity and Capital Resources” for a description of our liquidity and capital resources, our current and future capital requirements and the assumptions and risks underlying those projections.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. In addition, see Part II. Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 outbreak.

Daewoong License and Supply Agreement
In 2013, we and Daewoong Pharmaceuticals Co. Ltd., or Daewoong, entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong, for aesthetic indications in the United States, EU, Great Britain, Canada, Australia, Russia, C.I.S. and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. While we anticipate that we will be able to meet the minimum purchase obligations, the COVID-19 outbreak may make meeting those obligations more difficult. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. Upon FDA approval in February 2019 and EMA approval in September 2019, we paid $2.0 million and $1.0 million milestone payments, respectively. Under the Daewoong Agreement, the maximum aggregate amount of milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. As of June 30, 2020, Daewoong is eligible to receive remaining contingent milestone payments of up to $10.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®. We had the option to expand the permitted use of the product beyond aesthetic indications and into therapeutic indications. This option was assigned to Alphaeon Corporation, or Alphaeon, who exercised the option by remitting payment directly to Daewoong in November 2018.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
(in millions)	2020	2019	Change
Revenue:	$7.8	$2.3	$5.5
Cost of sales (excludes amortization of intangible assets)	1.9	0.7	1.2
Gross profit	5.9	1.6	4.3
As a percentage of net revenues	75.0%	71.4%
Operating expenses:
Selling, general and administrative	17.6	34.9	(17.3)
Research and development	0.1	0.5	(0.4)
Revaluation of contingent royalty obligation payable to Evolus Founders	2.4	1.3	1.1
Depreciation and amortization	1.7	1.0	0.7
Restructuring costs	3.0	—	3.0
Total operating expenses	24.7	37.6	(12.9)
Loss from operations	(18.9)	(36.0)	17.1
Non-operating expense, net	(2.2)	(1.8)	(0.4)
Loss before income taxes:	(21.1)	(37.8)	16.7
Income tax expense (benefit)	—	(0.2)	0.2
Net loss	$(21.1)	$(37.6)	$16.5

Net Revenues
We commercially launched and began shipping Jeuveau® to customers in the United States in May 2019. We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of adjustments for customer rebates, coupons and rewards related the consumer loyalty program. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligation and to which we expect to be entitled in exchange for those products or services. Net revenues of Jeuveau® sales increased by $5.5 million, or 238%, to $7.8 million for the three months ended June 30, 2020 from $2.3 million for the three months ended June 30, 2019, primarily due to higher sales volume. For the three months ended June 30, 2020, we experienced a significant decline in sales volume in April and early May 2020 due to the COVID-19 outbreak. Approximately 90% of the sales generated in the second quarter of 2020 occurred in the second half of the three months ended June 30, 2020 as certain states started easing the restrictions on elective procedures. We anticipate that our net revenues will continue to fluctuate during the COVID-19 outbreak and for a period of time thereafter due to the expected reduced or deferred spending on Jeuveau® procedures by consumers.
Cost of Sales
Our cost of sales, which primarily consisted of the cost of inventory purchased from Daewoong, increased by $1.2 million, or 195%, to $1.9 million for the three months ended June 30, 2020 from $0.7 million for the three months ended June 30, 2019 due to higher sales volume. We anticipate that our cost of sales will fluctuate as our revenues fluctuate. Our gross profit as a percentage of net revenues was 75.0% and 71.4% for the three months ended June 30, 2020 and 2019, respectively. The increase in gross profit percentage was due to lower revenue adjustments for coupons in the three months ended June 30, 2020. Our gross profit may fluctuate in the future as we implement various marketing programs that may affect the average selling price of Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $17.3 million, or, 49.7% to $17.6 million for the three months ended June 30, 2020 from $34.9 million for the three months ended June 30, 2019, primarily resulting from delaying non-essential projects and suspending discretionary spending as a measure we have taken to reduce our operating expenses to minimize the impact of COVID-19 on our business. Personnel-related expenses, including stock-based compensation, decreased by $2.1 million as a result of the severance of over 100 employees in April 2020. During the three months ended June 30, 2019, we also incurred expenses under the Jeuveau® Experience Treatment, or J.E.T., program that ended in August 2019. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses decreased by $0.4 million, or 71.5%, to $0.1 million for the three months ended June 30, 2020 from $0.5 million for the three months ended June 30, 2019. The decrease was primarily resulting from delaying non-essential projects and suspending discretionary spending as a measure we have taken to reduce our operating expenses to minimize the impact of COVID-19 on our business. We expect our overall research and development expense to increase if and when we seek to develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended June 30, 2020 and 2019, the revaluation charges of $2.4 million and $1.3 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, discount rate and timing of cash flows, including, for the three months ended June 30, 2020, the impact of the COVID-19 outbreak.
Depreciation and Amortization
Depreciation and amortization increased by $0.7 million, or 69.5%, to $1.7 million for the three months ended June 30, 2020 from $1.0 million for the three months ended June 30, 2019. The increase was primarily attributable to amortization of the internal-use software costs over two years.
Restructuring Costs

Restructuring costs primarily included $3.0 million of termination benefits of over 100 employees we separated in response to minimize the impact of COVID-19 on our business during three months ended June 30, 2020.
Non-Operating Expense, Net
Non-operating expense, net, increased by $0.4 million, or 24.7%, to $2.2 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019, primarily due to lower interest income on our short-term investments.
Income Taxes (Benefit) Expense
Income tax expense was trivial for the three months ended June 30, 2020 compared to an income tax benefit of $0.2 million for the three months ended June 30, 2019. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019 upon FDA approval of Jeuveau®, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result, $0.2 million of the previously existing valuation allowance was released in the three months ended June 30, 2019.

Results of Operations
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
(in millions)	2020	2019	Change
Revenue:	$18.3	$2.3	$16.0
Cost of sales (excludes amortization of intangible assets)	6.2	0.7	5.5
Gross profit	12.1	1.6	10.5
As a percentage of net revenues	66.3%	71.4%
Operating expenses:
Selling, general and administrative	48.9	52.4	(3.5)
Research and development	0.7	2.9	(2.2)
Revaluation of contingent royalty obligation payable to Evolus Founders	(7.5)	6.2	(13.7)
Depreciation and amortization	3.4	1.5	1.9
Restructuring costs	3.0	—	3.0
Total operating expenses	48.4	62.9	(14.5)
Loss from operations	(36.3)	(61.3)	25.0
Non-operating expense, net	(4.3)	(2.0)	(2.3)
Loss before income taxes:	(40.6)	(63.3)	22.7
Income tax expense (benefit)	0.3	(14.8)	15.1
Net loss	$(40.9)	$(48.5)	$7.6
Net Revenues
Net revenues of Jeuveau® sales increased by $16.0 million, or 692.0%, to $18.3 million for the six months ended June 30, 2020 from $2.3 million for the six months ended June 30, 2019, primarily due to the launch of Jeuveau® in the second quarter of 2019. For the six months ended June 30, 2020, we experienced a significant decline in sales volume starting in mid-March through early May 2020 due to the COVID-19 outbreak. Approximately 90% of the sales generated in the second quarter occurred in the second half of the quarter ended June 30, 2020. We anticipate that our net revenues will continue to fluctuate during the COVID-19 outbreak and for a period of time thereafter due to the expected reduced or deferred spending on Jeuveau® procedures by our customers.
Cost of Sales
Our cost of sales, which primarily consisted of the cost of inventory purchased from Daewoong, increased by $5.5 million, or 834.4%, to $6.2 million for the six months ended June 30, 2020 from $0.7 million for the six months ended June 30, 2019 due to higher sales volume. We anticipate that our cost of sales will fluctuate as our revenues fluctuate. Our gross profit as a percentage of net revenues was 66.3% and 71.4% for the six months ended June 30, 2020 and 2019, respectively. The decrease in gross profit percentage was primarily due to the net revenue adjustments for coupons and rewards related to the consumer loyalty program in the six months ended June 30, 2020. Our gross profit may fluctuate in the future as we implement various marketing programs that may affect the average selling price of Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $3.5 million, or 6.8%, to $48.9 million for the six months ended June 30, 2020 from $52.4 million for the six months ended June 30, 2019, primarily resulting from delaying non-essential projects and suspending discretionary spending as a measure we have taken to reduce our operating expenses to minimize the impact of COVID-19 on our business. During the six months ended June 30, 2019, we also incurred expenses under the Jeuveau® Experience Treatment, or J.E.T., program that ended in August 2019. Personnel-related expenses, including stock-based compensation, increased by $5.6 million as a result of hiring a U.S. sales force in the second quarter of 2019, which was partially offset by the severance of over 100 employees in April 2020. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses decreased by $2.2 million, or 77.2%, to $0.7 million for the six months ended June 30, 2020 from $2.9 million for the six months ended June 30, 2019. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® and delaying non-essential projects and suspending discretionary spending as a measure we have taken to reduce our operating expenses to minimize the impact of COVID-19 on our business. We expect our overall research and development expense to increase if and when we seek to develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the six months ended June 30, 2020 and 2019, the revaluation gain of $7.5 million and charge of $6.2 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, discount rate and timing of cash flows, including, for the six months ended June 30, 2020, due to the impact of the COVID-19 outbreak.
Depreciation and Amortization
Depreciation and amortization increased by $1.9 million, or 133.0%, to $3.4 million for the six months ended June 30, 2020 from $1.5 million for the six months ended June 30, 2019. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years starting in February 2019 as well as amortization of the internal-use software costs over two years.
Restructuring Costs
Restructuring costs primarily included $3.0 million of termination benefits of over 100 employees we separated in response to minimize the impact of COVID-19 on our business during the six months ended June 30, 2020.
Non-Operating Expense, Net
Non-operating expense, net, increased by $2.3 million, or 113.4%, to $4.3 million for the six months ended June 30, 2020 from $2.0 million for the six months ended June 30, 2019, primarily due to higher interest expense on the long-term debt from Oxford Finance, LLC borrowed in March 2019 and lower interest income on our short-term investments.
Income Taxes (Benefit) Expense
Income tax expense was $0.3 million for the six months ended June 30, 2020 compared to an income tax benefit of $14.8 million for the six months ended June 30, 2019. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019 upon FDA approval of Jeuveau®, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result, $14.8 million of the previously existing valuation allowance was released in the six months ended June 30, 2019.

Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $29.8 million, short-term investments of $55.0 million, working capital of $88.5 million, and stockholders’ equity of $43.6 million.
We have a limited history of generating revenues and only began shipping Jeuveau® in May 2019. We have incurred operating losses to date and have an accumulated deficit of $253.9 million as of June 30, 2020 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net losses of $40.9 million and $48.5 million for the six months ended June 30, 2020 and 2019, respectively, and we used net cash in operating activities of $41.9 million and $52.4 million for the six months ended June 30, 2020 and 2019, respectively. Management expects operating losses and negative operating cash flows to continue for at least the next 12 months. In the event that the ITC’s final determination in the ITC action described above affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years, which would materially and adversely affect our ability to generate revenue from our sole product, Jeuveau®, to carry out our business, and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm. See “Potential Impact of Adverse Ruling by the U.S. International Trade Commission on our Business” in the section entitled “Overview” of Item 2. Management’s Discussion and Analyses for further discussion. The COVID-19 outbreak and restrictions intended to slow its spread have adversely affected, and are expected to continue to adversely affect, our business, financial condition, results of operations and cash flows. See “Impact of COVID-19 Outbreak on Our Business” in the section entitled “Overview” of Item 2. Management’s Discussion and Analyses for further discussion.
The Oxford Loan and Security Agreement
On March 15, 2019, or the closing date, we entered into a loan and security agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans are funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million may be drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. As of June 30, 2020, we had not yet met the net sales milestone to draw the second tranche, and in light of the COVID-19 outbreak we do not anticipate meeting the net sales milestone prior to September 30, 2020. As a result, we anticipate that we will not be able to borrow the second tranche of the credit facility. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period.
Upon the earliest to occur of the maturity date, the acceleration of the term loans, or the prepayment of the term loans, we will be required to pay to Oxford a final payment of 5.5% of the full principal amount of the term loans funded, or the final payment. We may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee is also paid, which shall be equal to 2.0% of the amount prepaid if the prepayment occurs after March 15, 2020 and on or prior to March 15, 2021, or 1.0% of the amount prepaid if the prepayment occurs thereafter, or the Prepayment Fee. If the term loans are accelerated following the occurrence of an event of default, we will be required to immediately pay to Oxford an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, the final payment, the Prepayment Fee, and all other obligations that are due and payable, including payment of Oxford’s expenses and interest at the default rate with respect to any past due amounts.
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

In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before taking effect. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourself in this matter. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States. In any of these scenarios, it is expected that an event of default would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy.
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
The Daewoong Convertible Note
On July 6, 2020, we entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the purchase and sale of a Convertible Promissory Note for the principal amount of $40 million, which we refer to as the Convertible Note, which was funded on July 30, 2020. Additionally, on July 6, 2020, we, Daewoong, and Oxford Finance, LLC entered into a Subordination Agreement pursuant to which the Convertible Note will be subordinated to our obligations under that certain Loan and Security Agreement, dated as of March 15, 2019, by and between Oxford and us.
The Convertible Note bears interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and matures on July 30, 2025, subject to earlier conversion as provided below. Interest is initially paid in kind by adding the accrued amount thereof to the outstanding principal amount on a semi-annual basis on June 30th and December 31st of each calendar year for so long as any principal amount under the Oxford Debt remains outstanding and the Subordination Agreement has not been terminated. Interest will begin to be paid in cash if and when the Oxford Debt is repaid in full and the Subordination Agreement has been terminated.
During the term, the Convertible Note will be convertible at the option of Daewoong beginning on the date that is 12 months from the date of issuance, subject to certain suspensions of that conversion right in the event of a final determination of the ITC action resulting in an exclusion order with respect to Jeuveau® as further set forth in the Convertible Note. The initial conversion price of the Convertible Note is $13.00 per share. The conversion price of the Convertible Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Convertible Note and the shares of our common stock issuable upon conversion of the Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Starting 27 months from the date of issuance, we may prepay the Convertible Note without penalty, provided that we provide Daewoong with at least ten business days’ written notice during which Daewoong may convert all or any portion of the Convertible Note at the conversion price.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents and short-term investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to continue to import Jeuveau® into, and sell Jeuveau® within, the United States if the ITC affirms the initial determination of the Administrative Law Judge by entering a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States for a period of ten years;
•the potential declaration of an event of default by Oxford under our credit facility in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States;
•the severity and duration of the COVID-19 outbreak;
•the results of any other current and any future legal proceedings, including any potential remedies such as monetary damages or injunctive relief barring the importation, sales or marketing of Jeuveau®;
•our ability to maintain compliance with the covenants in the Oxford credit facility and avoid an event of default;
•the number and characteristics of any future product candidates we develop or acquire;
•the timing of any cash milestone payments to Daewoong if we successfully achieve certain predetermined milestones;
•our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively
•the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with building our supply chain;
•the cost of commercialization activities for Jeuveau® or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;
•the cost of maintaining a sales force, the productivity of that sales force, and the market acceptance of our products;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;
•any product liability or other lawsuits related to our products;
•the expenses needed to attract and retain skilled personnel;

•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including ongoing litigation costs related to Jeuveau® and the outcome of this and any other future patent litigation we may be involved in; and
•the timing, receipt and amount of sales of any future approved or cleared products, if any.
Until such time, if ever, as we can generate substantial product revenue to cover our costs of operations, we expect to finance our cash needs by entering into licensing or collaboration agreements with partners, other debt or equity financings, or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, or to the extent needed. we may need to significantly reduce our controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals. These events may occur even if we are ultimately successful in the ITC action.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash (used in) provided by:
Operating activities	$(41.9)	$(52.4)
Investing activities	(36.8)	(71.8)
Financing activities	(1.4)	61.3
Change in cash and cash equivalents	(80.1)	(62.9)
Cash and cash equivalents, beginning of period	109.9	93.2
Cash and cash equivalents, end of period	$29.8	$30.3
Operating Activities
Cash used in operating activities was $41.9 million for the six months ended June 30, 2020 compared to $52.4 million for the six months ended June 30, 2019. The decrease in net cash used in operating activities reflects the decrease in net loss as well as timing of receipts from customers and payments to vendors in the ordinary course of business.
For the six months ended June 30, 2020, operating activities used $41.9 million of cash, which primarily resulted from our net loss of $40.9 million as adjusted for certain non-cash charges including $5.0 million of stock-based compensation expense, a gain of $7.5 million in revaluation of our contingent royalty obligation, $2.6 million of provision of allowance for doubtful accounts and $3.4 million of depreciation and amortization. Net operating assets and liabilities changed by $6.0 million primarily driven by timing of collections from customers and payments to vendors.
For the six months ended June 30 2019, operating activities used $52.4 million of cash, which primarily resulted from our net loss of $48.5 million as adjusted for certain non-cash charges including $4.5 million of stock-based compensation expense, a charge of $6.2 million in revaluation of our contingent royalty obligation, a gain of $14.8 million of deferred income tax provision and $1.5 million of depreciation and amortization. Net operating assets and liabilities changed by $2.0 million primarily driven by timing of collections from customers and payments to vendors.
We expect our cash flows from operating activities to fluctuate as we experience extended customer collection cycles and execute operating expenses reduction efforts.

Investing Activities
Cash used in investing activities was $36.8 million for the six months ended June 30, 2020 compared to $71.8 million for the six months ended June 30, 2019. The decrease in cash used in investing activities was attributable to a decrease in purchases of short-term investments net of maturities as well as lower additions to capitalized software for the six months ended June 30, 2020.
Financing Activities
Cash used in financing activities was $1.4 million for the six months ended June 30, 2020, compared to $61.3 million of cash provided by financing activities for the six months ended June 30, 2019. Cash used in financing activities in the 2020 period primarily resulted from payments of contingent royalty obligations to the Evolus Founders and debt obligations. Cash provided by financing activities for the 2019 period primarily resulted from the proceeds of $71.7 million received from our Oxford credit facility net of discounts and issuance costs, partially offset by a $9.2 million payment of contingent royalty obligations to the Evolus Founders and a $2.0 million payment to Daewoong upon FDA approval of Jeuveau® in February 2019.
Indebtedness
See “—Liquidity and Capital Resources” for a description of our credit facility with Oxford and convertible note with Daewoong.

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
In May 2020,we announced the launch of a consumer loyalty program, which allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is reversed and included in net revenue.
There have been no other material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2019.
Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.  Legal Proceedings.
Except as disclosed below, there have been no material developments with respect to the information previously reported in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
As we reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020, we are a party to a U.S. International Trade Commission, or the ITC action which is entitled “In the Matter of Certain Botulinum Toxin Products”, Investigation Number 337-TA-1145.
In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before taking effect. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourself in this matter. During the presidential review period we would be required to pay a bond at a rate set by the ITC for any sales during the period. The amount of the bond may make any sales unattractive during the period. In July 2020, we submitted a petition for review of the initial determination to the ITC.
In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years, which would materially and adversely affect our ability to generate revenue from our sole product, Jeuveau®, to carry out our business, and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm. Even if we are successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that we may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy. Upon an event of default a default interest rate would be charged under our Oxford credit facility equal to the applicable rate plus 5.0% and Oxford, as collateral agent, would have the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash.

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
Risks Related to Our Business and Strategy
An exclusion order or cease and desist order issued by the ITC would terminate our ability to import Jeuveau® into, or market and sell Jeuveau® in, the United States and materially and adversely affect our ability to generate revenue from our sole product, Jeuveau®, and our financial condition and is expected to result in an event of default under our credit facility with Oxford.
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the ITC, specifically alleging that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders.
In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a limited exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before taking effect. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourself in this matter. During the presidential review period we would be required to pay a bond at a rate set by the ITC for any sales during the period. The amount of the bond may make any sales unattractive during the period.
In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years, which would materially and adversely affect our ability to generate revenue from our sole product, Jeuveau®, to carry out our business, and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm. Even if we are successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that we may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy. Upon an event of default a default interest rate would be charged under our Oxford credit facility equal to the applicable rate plus 5.0% and Oxford, as collateral agent, would have the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash.
As a result of the impact to our ability to generate revenues, we would expect that the carrying value of our goodwill and long-lived assets, including intangible assets, would be materially negatively effected. Moreover, a loss of revenue from Jeuveau® could also cause us to make further adjustments in the future to the fair value of our contingent royalty obligation payable to Evolus Founders, which is based on Level 3 inputs using a discounted cash flows method, and these adjustments would likely be material. Further, a negative outcome from the ITC action would have a material negative impact other estimates and assumptions utilized to prepare our financial statement in conformity with GAAP, including estimates and assumptions related to assets valuation, among others. Negative changes to any of these items would have a material and adversely affect our financial condition.
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
The recent COVID-19 outbreak, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, has adversely affected our business in a number of ways. For example, the spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and closures of our customers’ businesses, which has adversely affected our sales and operations. In response, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely when required by local jurisdictions, suspending non-essential travel and restricting in-person work-related meetings. We have significantly reduced our operating expenses during this uncertain period, including through meaningful headcount reductions and temporary reductions in executive salaries. As a result of the limitations on our sales force and our headcount reductions, we expect to increasingly depend on our proprietary digital platform to support sales. Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Moreover, Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions to slow its spread, these elective procedures have declined dramatically due to closures of our customers’ businesses and as many customers are deferring their procedures. Even after the current COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if consumers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. As a result of the COVID-19 outbreak, there has been a global economic contraction that may last a long time. Significant increases in unemployment stemming from the pandemic have also occurred which will impact consumer discretionary spending. Furthermore, the market for aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. We do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor and, as a result, our product will be ultimately paid for by the consumer. Demand for Jeuveau® is tied to discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business. In addition, our business strategy was developed based on a number of important assumptions about the self-pay healthcare market. For example, we believe that the number of self-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of Jeuveau® or any of our future product candidates could differ materially from our projections if our assumptions are incorrect.
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $40.9 million, $90.0 million and $46.9 million for the six months ended June 30, 2020, and years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit as of June 30, 2020 of $253.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau® and will increase as a result of the impact of COVID-19 on our business. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product was commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including the following:
•our ability to continue to import Jeuveau® into, and sell Jeuveau® within, the United States if the ITC affirms the initial determination of the Administrative Law Judge by entering a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States for a period of ten years;
•our success in educating physicians and consumers about the benefits, administration and use of Jeuveau®;
•the prevalence, duration and severity of potential side effects experienced with Jeuveau®;
•achieving and maintaining compliance with all regulatory requirements applicable to Jeuveau®;
•the ability to raise additional capital on acceptable terms, or at all, if needed, to support our operations and further commercialization Jeuveau®;

•the acceptance by physicians and consumers of the safety and efficacy of Jeuveau®;
•our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States;
•the ability of our current manufacturer and any third parties with whom we may contract to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, requirements;
•the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times;
•our ability to accurately forecast demand for our products, the ability of our third-party manufacturers to scale production to meet that demand and our ability to effectively manage our working capital requirements including the purchase of inventory and collection of receivables;
•our ability to resolve ongoing legal proceedings in a timely and cost-effective manner; and
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®.
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
Third-party claims of intellectual property infringement, including those brought by Medytox, Inc. in the ITC and other venues, may prevent or delay our commercialization efforts and interrupt our supply of products.
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, aesthetic medicine and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently developing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we have developed Jeuveau®. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
Given that the Medytox Litigation has been stayed since April 2018, we are unable to predict the likelihood of success of Medytox’s claims against us or Daewoong or to quantify any risk of loss. The Medytox Litigation and any other similar claims, suits, government investigations and proceedings are inherently uncertain and their results may not be favorable for us. For example, if the Medytox Litigation has a negative outcome for us or Daewoong, it could result in us losing access to Jeuveau® and the manufacturing process and require us to negotiate a new license with Medytox for continued access to Jeuveau®. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license Jeuveau®, we may not be able to find a replacement product, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. An adverse ruling against either us or one of the other defendants of any such proceedings could adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.
As discussed above, on January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. See “An exclusion order or cease and desist order issued by the ITC would terminate our ability to import Jeuveau® into, or market and sell Jeuveau® in, the United States and materially and adversely affect our ability to generate revenue from our sole product, Jeuveau®, and our financial condition and is expected to result in an event of default under our credit facility with Oxford.”
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
In May 2019, we commercially launched Jeuveau® into the highly competitive U.S. aesthetic neurotoxin market. In the long term, we expect to expand our focus to the broader self-pay healthcare market. Many of our potential competitors, including Allergan, and now AbbVie Inc., or Abbvie, which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as:
•substantially greater financial resources enabling them to, among other things, market and discount aggressively;
•large and established research and development, manufacturing, personnel and marketing resources;
•greater brand recognition for their products;
•larger sales forces;
•larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products;
•greater existing market share in the aesthetic neurotoxin product market;
•long-standing customer loyalty programs and sales contracts with large customers;
•established business and financial relationships with customers, aesthetic societies and universities.
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
Interest payments, fees, covenants and restrictions under the credit facility could have important consequences, including the following:
•limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, potential acquisitions, debt obligations and other general corporate requirements, and making it more difficult for us to satisfy our obligations with respect to any such additional financing;
•increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors with no debt obligations or with debt obligations on more favorable terms; and
•limiting our ability to pursue acquisition opportunities and to license intellectual property outside specified exceptions.
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
•dispose of assets;
•undergo certain business, management, ownership, business and other fundamental changes;
•engage in certain merger, acquisition and consolidation transactions;
•incur additional indebtedness and create liens and other encumbrances;
•make restricted payments, including dividends and other distributions; and
•engage in certain transactions with affiliates.
The credit facility also includes events of default including, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against us, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that we may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy. Upon an event of default a default interest rate would be charged under our Oxford credit facility equal to the applicable rate plus 5.0% and Oxford, as collateral agent, would have the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash.
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

We anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operating plan for the next twelve months, subject to the other risks, commitments and contingencies set forth in this Quarterly Report on Form 10-Q, including in connection with the ITC action. However, we may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau® is slower than expected or our sales of Jeuveau® are otherwise lower than we expect. Our currently anticipated expenditures for the commercialization of Jeuveau® may exceed existing cash, cash equivalents and investments, and we may need to seek additional debt or equity financing. Additionally, under our credit facility, in order to draw the final $25.0 million of the facility, we must meet a number of conditions including maintaining compliance with covenants under the credit facility and the achievement of specified net sales targets based on a trailing six-month basis. In the event we are unable to reach this net sales milestone, we will not be able to draw the additional $25.0 million. As of June 30, 2020, we had not yet met the net sales milestone to draw the second tranche and, in light of the COVID-19 outbreak, we do not anticipate meeting the net sales milestone prior to September 30, 2020. As a result, we anticipate that we will not be able to borrow the second tranche of the credit facility.
We may need to raise additional capital to fund our operations and continue to support both our near and long-term expenditures. Our future capital requirements depend on many factors, including:
•our ability to continue to import Jeuveau® into, and sell Jeuveau® within, the United States if the ITC affirms the initial determination of the Administrative Law Judge by entering a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States for a period of ten years;
•the potential declaration of an event of default by Oxford under our credit facility in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States;
•the cost to resolve the current and any future litigation;
•the cost of commercialization activities for Jeuveau® or if any other future product candidates are approved for sale, including marketing, sales and distribution costs;
•the scope, progress, results and costs of researching and developing any future product candidates, and conducting preclinical and clinical trials;
•our ability to accurately forecast demand for our products, the ability of our third-party manufacturers to scale production to meet that demand and our ability to effectively manage our working capital requirements including the purchase of inventory and collection of receivables;
•costs under our third-party manufacturing and supply arrangements for our current and any future product candidates and any products we commercialize;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms of and timing of such arrangements;
•the timing of, and the costs involved in, obtaining and maintaining regulatory approvals for any future product candidates;
•the degree and rate of market acceptance of Jeuveau® or any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products, the timing of new product introductions by competitors and other actions by competitors in the marketplace;
•costs of operating as a public company; and
•costs associated with any acquisition or in-license of products and product candidates, technologies or businesses.
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
In the event we are unable to raise sufficient capital to fund our commercialization efforts to achieve specified minimum sales targets under the Daewoong Agreement, we will lose exclusivity of the license that we have been granted under the Daewoong Agreement. In addition, if we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. Additionally, during the pendency of our ongoing ITC action we expect that raising capital will be difficult or impossible on terms acceptable to us. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
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
The degree and rate of physician adoption of Jeuveau® and any future product candidates depend on a number of factors, including:
•the effectiveness, ease of use and safety of Jeuveau® and any future product candidates as compared to existing products or treatments;
•physician and consumer willingness to adopt Jeuveau® to treat glabellar lines or other aesthetic indications we may pursue over products and brands with which consumers and physicians may have more familiarity or recognition or additional approved uses;
•overcoming any biases physicians or consumers may have toward the use, safety and efficacy of existing products or treatments and successful marketing of the benefits of a 900 kDa botulinum toxin type A complex;
•the cost of Jeuveau® and any future product candidates in relation to alternative products or treatments and willingness to pay for the product or treatment on the part of consumers;
•proper training and administration of Jeuveau® and any future product candidates by physicians and medical staff;
•consumer satisfaction with the results and administration of Jeuveau® and any future product candidates and overall treatment experience;
•negative selling efforts by our competitors against Jeuveau®;
•our competitors’ long-standing relationships with customers, including Allergan (now AbbVie) in particular, given their longstanding dominance of the market, which we may not be able to overcome in order to get customers to adopt Jeuveau®;

•changes in pricing, promotional, negative sales tactics, promotion of longer-term purchase agreements and bundling efforts by competitors;
•the filing of various lawsuits by competitors with the intent of preventing or delaying our product launches, to distract management’s attention from operating our business and to devote significant financial resources to defend such litigation attempts;
•consumer demand for the treatment of glabellar lines or other aesthetic indications that may be approved in the future;
•the willingness of consumers to pay for Jeuveau® and any future product candidates relative to other discretionary items, especially during economically challenging times, including the current COVID-19 outbreak, economic and political conditions;
•the revenue and profitability that Jeuveau® and any future product candidates may offer a physician as compared to alternative products or treatments;
•the effectiveness of our sales, marketing and distribution efforts and our ability to develop our brand awareness;
•any adverse impact on our brand resulting from key opinion leader relationships with Alphaeon or Strathspey Crown Holdings Group, LLC, or SCH, whether or not related to us;
•a perception that Jeuveau® are unproven or experimental, or perceived differences in product performance, reliability, features and ease of use characteristics versus our competitors’ products;
•our ability to compete with our competitors’ product bundling offerings as we initially launch Jeuveau® as a stand-alone product; and
•adverse publicity about our product candidates, competitive products, or the industry as a whole, or favorable publicity about competitive products.
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
Treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including:
•the success of any sales and marketing programs that we, or any third parties we engage, undertake, and as to which we have limited experience;
•the extent to which physicians recommend Jeuveau® to their patients;
•the extent to which Jeuveau® satisfies consumer expectations and overcoming consumer loyalty with existing products and brands;
•our ability to properly train physicians in the use of Jeuveau® such that their consumers do not experience excessive discomfort during treatment or adverse side effects;
•the cost, safety and effectiveness of Jeuveau® versus other aesthetic treatments;

•the development and availability of alternative products and treatments that seek to address similar goals;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular;
•the success of any direct-to-consumer marketing efforts that we may initiate;
•the ability and ease with which physicians are able to incorporate Jeuveau® into their practices;
•changes in demographic and social trends; and
•general consumer confidence and consumer discretionary spending, which may be impacted by the COVID-19 outbreak, economic and political conditions.
Jeuveau® is the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy allows for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, physicians may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to Jeuveau®, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with Jeuveau® on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for Jeuveau®.
In addition, we have not pursued regulatory approval of Jeuveau® for indications other than for the treatment of glabellar lines, which may limit adoption of Jeuveau®. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin product and may be able to market such product for use in a way we cannot. For example, we are aware that one of our competitors, Allergan plc, or Allergan (now AbbVie), has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than Jeuveau®. If we are unable to obtain approval for indications in addition to glabellar lines, our marketing efforts for Jeuveau® will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau®.
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
Jeuveau® is manufactured exclusively in one facility located in South Korea, and we utilize this facility to support commercial production of Jeuveau®. If this facility were damaged or destroyed, or if there occurs a significant disruption in operations at this facility for any reason, our ability to continue to operate our business would be materially harmed.
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
We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters, public health crises such as COVID-19 or political unrest and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster or political unrest.
Daewoong, the sole manufacturer of Jeuveau®, manufactures Jeuveau® in a facility located in South Korea. In addition, the underlying drug substance for Jeuveau® is also manufactured in a separate facility on the same campus. As a result of the concentration of the manufacturing and storage facilities for Jeuveau® on this single campus, we are subject to risks that manmade or natural events will impact our supply of Jeuveau®. For example, extreme weather events at or near Daewoong’s facilities may impact the accessibility or viability of such facilities., As well, the probability of earthquakes occurring in the Pacific Rim region is high and the Daewoong facility is in close proximity to major earthquake fault lines. Additionally, public health crises may affect South Korea. For example, beginning in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China which spread to other areas within Asia. If this or any other public health crisis effects operations at Daewoong, it would have an adverse effect on the ability for Daewoong to manufacture our product. There is also a level of political unrest and potential military conflict or uncertainty in South Korea and the broader region. For example, the operations of the South Korean manufacturing plant may experience unrest or security issues due to the threats posed by North Korea. Natural disasters or political unrest could severely disrupt Daewoong’s operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We have received regulatory approval for Jeuveau® in the United States for the treatment of moderate to severe glabellar lines. The terms of that approval restrict our ability to market or advertise Jeuveau® for other indications, which could limit physician and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market Jeuveau® for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, Allergan (now AbbVie), has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and therefore is able to market its product across a greater number of indications than Jeuveau®. If we are unable to obtain approval for indications in addition to our approval for glabellar lines, our marketing efforts for Jeuveau® will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau®.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including:
•regulatory authorities may withdraw their approval of the product;
•regulatory authorities may require a recall of the product or we may voluntarily recall a product;
•regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;
•regulatory authorities may require us to create a medication guide outlining the risks of such side effects for distribution to patients or institute a Risk Evaluation and Mitigation Strategies, or REMS;
•we may be subject to limitations as to how we market or promote the product;
•we may be required to change the way the product is administered or modify the product in some other way;
•regulatory authorities may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•sales of the product may decrease significantly;
•we could be sued and held liable for harm caused to patients; and
•our brand and reputation may suffer.

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
As of June 30, 2020, we had 127 employees, all of whom constituted full-time employees. In April 2020, we announced a reduction of our headcount by approximately 100 persons, temporary reduction of executive salaries and Board of Directors fees, reduction of the size of our Board by two members and delay of the European launch of Jeuveau® until 2021. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we:
•manage any of our future clinical trials effectively;
•identify, recruit, retain, incentivize and integrate any additional employees;
•manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States and may have operations in EU in the future. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including:
•requirements or preferences for domestic products or solutions, which could reduce demand for our products;
•differing existing or future regulatory and certification requirements;
•management communication and integration problems resulting from cultural and geographic dispersion;
•greater difficulty in collecting accounts receivable and longer collection periods;
•difficulties in enforcing contracts;
•difficulties and costs of staffing and managing non-U.S. operations;
•the uncertainty of protection for intellectual property rights in some countries;
•tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;
•multiple, conflicting and changing laws and regulations such as privacy regulations, including General Data Protection Regulation, or GDPR, tax laws, export and import restrictions, employment laws, immigration laws, labor laws, regulatory requirements and other governmental approvals, permits and licenses;
•more stringent data protection standards in some countries;
•greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the U.S. Foreign Corrupt Practices Act, or FCPA, quality assurance and other healthcare regulatory requirements and any trade regulations ensuring fair trade practices;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•foreign currency exchange rates and the generally lower average sales prices available in most international markets compared to those in the United States;
•potentially adverse tax consequences, including multiple and possibly overlapping tax structures and difficulties relating to repatriation of cash;
•economic, legal and regulatory uncertainty associated with the United Kingdom leaving the EU, or Brexit; and
•political and economic instability, political unrest and terrorism.
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
We face an inherent risk of product liability as a result of the commercialization of Jeuveau® and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for Jeuveau® or any future product candidates or products we may develop;
•termination of clinical trial sites or entire trial programs;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants or cancellation of clinical trials;
•significant costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•the inability to commercialize any products we develop; and
•a decline in our share price.
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
While we have conducted a review of our internal controls for the purpose of providing the reports required by these rules, during the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or, when applicable, our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Market or other adverse consequences that would materially harm our business and reputation.
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
As of June 30, 2020, we had $74.2 million of outstanding indebtedness that bears interest at a floating rate using LIBOR as the applicable reference rate and that have maturities beyond 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and may impact the availability and cost of borrowings, including the rates we pay on our credit facility with Oxford. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our interest expenses. We may incur significant costs to transition our borrowing arrangement with Oxford from LIBOR, which may have an adverse effect on our results of operations. The effect of a transition away from LIBOR on our company cannot yet be determined, and management continues to evaluate the LIBOR exposure risks.

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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:
•impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;
•issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•commence criminal investigations and prosecutions;
•impose injunctions;
•impose other civil or criminal penalties;
•suspend any ongoing clinical trials;
•delay or refuse to approve pending applications or supplements to approved applications filed by us;
•refuse to permit drugs or active ingredients to be imported or exported;
•suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•seize or detain products or require us to initiate a product recall.
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
•a product candidate may not be deemed safe, effective, pure or potent;
•the data from preclinical studies and clinical trials may not be deemed sufficient;
•the FDA or other regulatory authorities might not approve our third-party manufacturers’ processes or facilities;
•deficiencies in the formulation, quality control, labeling, or specifications of a product candidate or in response to citizen petitions or similar documents filed in connection with the product candidate;
•general requirements intended to address risks associated with a class of drugs, such as a new REMS requirement for neurotoxins;
•the enactment of new laws or promulgation of new regulations that change the approval requirements; or
•the FDA or other regulatory authorities may change their approval policies or adopt new regulations.
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
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau® and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with GCP requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals;
•product seizure or detention or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
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
While we do not expect that Jeuveau® will subject us to the various U.S. federal and most state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
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
From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. Such changes could, among other things, require:
•changes to manufacturing or marketing methods;
•changes to product labeling or promotional materials;
•recall, replacement, or discontinuance of one or more of our products; and
•additional recordkeeping.
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
As of June 30, 2020, Alphaeon 1, LLC owned approximately 25.7% of our outstanding shares of common stock. This concentrated ownership position may provide Alphaeon 1, LLC with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. This significant stock ownership may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in Alphaeon and Alphaeon 1, LLC and their positions with Alphaeon and Alphaeon 1, LLC.
Vikram Malik, Simone Blank and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of Alphaeon and Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board of managers of Alphaeon 1, LLC. Their positions at Alphaeon entities and the ownership of any Alphaeon entity equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for Alphaeon entities than the decisions have for us.
These decisions include:
•corporate opportunities;
•the impact that operating decisions for our business may have on Alphaeon entities’ consolidated financial statements;
•the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on Alphaeon entities’ current or future indebtedness or the covenants under that indebtedness;
•the timing and amount of financing efforts, whether they are debt or equity, and the amount of resulting dilution to existing shareholders;
•business combinations involving us;
•our dividend policy;
•management stock ownership; and
•the related party services and agreements between Alphaeon and us.
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
Furthermore, disputes may arise between Alphaeon entities and us relating to our past and ongoing relationship, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:
•indemnification and other matters arising from our initial public offering;
•the nature, quality and pricing of services Alphaeon agrees to provide to us;
•sales or other disposal by Alphaeon 1, LLC of all or a portion of its ownership interest in us; and
•business combinations involving us.
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
Our certificate of incorporation provides that, subject to any contractual provision to the contrary, Alphaeon 1, LLC has no obligation to refrain from:
•engaging in the same or similar business activities or lines of business as we do;
•doing business with any of our clients or consumers; or
•employing or otherwise engaging any of our officers or employees.
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
Our stock price is volatile. For example, the closing price of our common stock during the six months ended June 30, 2020 has ranged from a low of $3.53 to a high of $12.21. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
•adverse developments concerning litigation pending against us, including if the ITC affirms the initial determination of the Administrative Law Judge by entering a limited exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States for a period of ten years;
•announcements of regulatory approval or disapproval of product candidates;
•adverse results from or delays in clinical trials of any of our future product candidates;
•unanticipated safety concerns related to the use of Jeuveau® or any of our future products;
•any termination or loss of rights under the Daewoong Agreement;
•the FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•adverse developments concerning our manufacturer or any future strategic partnerships;
•introductions and announcements of new technologies and products by us, any commercialization partners or our competitors, and the timing of these introductions and announcements;
•variations in our financial results or those of companies that are perceived to be similar to us;
•success or failure of competitive products or medical aesthetic products generally;
•changes in the structure of healthcare payment systems;
•announcements by us or our competitors of significant acquisitions, licenses, strategic partnerships, new product approvals and introductions, joint ventures or capital commitments;
•overall financial market conditions for the pharmaceutical and biopharmaceutical sectors and issuance of securities analysts’ reports or recommendations;
•quarterly variations in our results of operations or those of our competitors;
•changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•the public’s reaction to our earnings releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;

•short selling of our common stock or the publication of opinions regarding our business prospects in a manner that is designed to create negative market momentum;
•sales of substantial amounts of our stock by Alphaeon 1, LLC or other significant stockholders or our insiders, or the expectation that such sales might occur;
•general economic, industry and market conditions, including the size and growth, if any, of the medical aesthetics market;
•news reports relating to trends, concerns and other issues in medical aesthetics market or the pharmaceutical or biopharmaceutical industry;
•operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;
•additions or departures of key personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer and Chief Marketing Officer;
•intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;
•announcements or actions taken by Alphaeon 1, LLC as our controlling stockholder, including sales of substantial amounts of our common stock by Alphaeon 1, LLC;
•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;
•changes in accounting standards, policies, guidelines, interpretations or principles; and
•other factors described in this “Risk Factors” section.
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
We have 33,748,478 shares of common stock issued and outstanding as of August 5, 2020. Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
As of June 30, 2020, Alphaeon 1, LLC owned 25.7% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Alphaeon 1, LLC is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Alphaeon 1, LLC of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
Our certificate of incorporation, bylaws and Delaware law contain provisions that might enable our management to resist a takeover and might make it more difficult for an investor to acquire a substantial block of our common stock. These include the following provisions:
•permit our board of directors to issue shares of preferred stock, with any rights, preferences and privileges as they may designate, without stockholder approval, which could be used to dilute the ownership of a hostile bidder significantly;
•provide that the authorized number of directors may be changed only by resolution of our board of directors and that a director may only be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•divide our board of directors into three classes, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company;
•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
•provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, which may delay the ability of our stockholders to force consideration by our company of a take-over proposal or to take certain corporate actions, including the removal of directors.
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
In addition, as permitted by Section 145 of the DGCL, our bylaws and our indemnification agreements that we have entered into with our directors and officers, among other things provide that:
•We have indemnified our directors and officers for serving us in those capacities, or for serving as a director, officer, employee or agent of other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that we may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interest and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•The rights conferred in our bylaws will not be exclusive. We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
We qualify as an “emerging growth company,” as defined in the JOBS Act. For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These provisions include, but are not limited to:
•being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure;
•an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•reduced disclosure about executive compensation arrangements in our periodic reports, registration statements and proxy statements; and

•exemptions from the requirements to seek non-binding advisory votes on executive compensation or golden parachute arrangements.
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
None.
Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
None.

Item 6.   Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
4.1	Form of Convertible Promissory Note by and between Evolus, Inc. and Daewoong Pharmaceuticals Co. Ltd.	8-K	001-38381	4.1	July 7, 2020
10.1	Convertible Promissory Note Purchase Agreement, dated July 6, 2020, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	8-K	001-38381	10.1	July 7, 2020
10.2	Subordination Agreement. dated July 6, 2020, by and among Evolus, Inc., Oxford Finance, LLC and Daewoong Pharmaceutical Co. Ltd.	8-K	001-38381	10.2	July 7, 2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	August 10, 2020	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)