Form 10-Q
period 2020-09-30
Evolus, Inc.
filed 2020-10-29
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of October 26, 2020, 33,749,228 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, the following:
•our ability to generate revenue and continue as a going concern if the U.S. International Trade Commission (“ITC”) affirms the initial determination issued by the Administrative Law Judge in a final determination and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from marketing and selling Jeuveau® in the United States;
•the potential declaration of an event of default by Oxford Finance (“Oxford”) and exercise of its remedies in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States;
•our future financial performance and our ability to continue as a going concern, including if the ITC affirms the initial determination issued by the Administrative Law Judge and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from marketing and selling Jeuveau® in the United States;
•the results of current and any future legal proceedings;
•the current and potential future impact of the COVID-19 pandemic and restrictions intended to slow the spread of COVID-19 on our business, including our sales, operations and supply and distribution channels, results of operations, financial position or cash flows;
•our ability to successfully commercialize our sole product Jeuveau® including our ability to successfully market and sell Jeuveau® to our customers in the midst of the ITC action and the aggressive sales messaging and tactics of our competitors;
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
•developments and projections relating to our competitors and our industry, including competing products, the timing of new product launches, sales force expansions and procedures and promotional campaigns; and
•the loss of key management personnel.
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

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except par value and share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$85,127	$109,892
Short-term investments	24,996	19,911
Accounts receivable, net	11,399	10,661
Inventories	4,871	6,407
Prepaid expenses and other current assets	6,007	5,326
Total current assets	132,400	152,197
Property and equipment, net	1,362	902
Operating lease right-of-use assets	3,578	4,068
Intangible assets, net	56,791	59,638
Goodwill	21,208	21,208
Other assets	440	2,429
Total assets	$215,779	$240,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,957	$5,796
Accrued expenses	6,425	13,960
Contingent royalty obligation payable to Evolus Founders	2,130	3,483
Operating lease liabilities	1,197	1,200
Total current liabilities	12,709	24,439
Contingent royalty obligation payable to Evolus Founders	31,500	41,200
Contingent promissory note payable to Evolus Founders	18,779	17,945
Term loan, net of discounts and issuance costs	73,974	73,508
Convertible note	40,203	—
Operating lease liabilities	3,340	3,893
Deferred tax liability	179	—
Total liabilities	180,684	160,985
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 33,749,228 and 33,562,665 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	300,469	292,509
Accumulated other comprehensive gain	3	6
Accumulated deficit	(265,378)	(213,059)
Total stockholders’ equity	35,095	79,457
Total liabilities and stockholders’ equity	$215,779	$240,442
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$16,923	$13,167	$35,225	$15,478
Service revenue	738	—	738	—
Total net revenues	17,661	13,167	35,963	15,478
Cost of sales (excludes amortization of intangible assets)	4,854	3,718	11,021	4,378
Gross profit	12,807	9,449	24,942	11,100
Operating expenses:
Selling, general and administrative	21,944	30,897	70,796	83,308
Research and development	350	693	1,003	3,555
Revaluation of contingent royalty obligation payable to Evolus Founders	(2,471)	1,795	(9,922)	7,977
Depreciation and amortization	1,744	1,202	5,151	2,664
Restructuring costs	—	—	2,956	—
Total operating expenses	21,567	34,587	69,984	97,504
Loss from operations	(8,760)	(25,138)	(45,042)	(86,404)
Other income (expense):
Interest income	32	460	630	1,464
Interest expense	(2,758)	(2,455)	(7,680)	(5,485)
Loss before income taxes:	(11,486)	(27,133)	(52,092)	(90,425)
Income tax expense (benefit)	(27)	(149)	227	(14,899)
Net loss	$(11,459)	$(26,984)	$(52,319)	$(75,526)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(16)	(24)	(3)	19
Comprehensive loss	$(11,475)	$(27,008)	$(52,322)	$(75,507)
Net loss per share, basic and diluted	$(0.34)	$(0.98)	$(1.55)	$(2.76)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	33,748,690	27,470,558	33,734,014	27,403,683

See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock in connection with the incentive equity plan	—	—	10,372	—	(58)	—	—	(58)
Share-based compensation	—	—	—	—	2,015	—	—	2,015
Net loss	—	—	—	—	—	—	(10,975)	(10,975)
Other comprehensive loss	—	—	—	—	—	(9)	—	(9)
Balance at March 31, 2019	—	$—	27,285,363	$1	$209,365	$(9)	$(134,000)	$75,357
Issuance of common stock in connection with the incentive equity plan	—	—	107,641	—	853	—	—	853
Share-based compensation	—	—	—	—	2,486	—	—	2,486
Net loss	—	—	—	—	—	—	(37,567)	(37,567)
Other comprehensive income	—	—	—	—	—	52	—	52
Balance at June 30, 2019	—	$—	27,393,004	$1	$212,704	$43	$(171,567)	$41,181
Issuance of common stock in connection with the incentive equity plan	—	—	32,226	—	314	—	—	314
Share-based compensation	—	—	—	—	2,556	—	—	2,556
Net loss	—	—	—	—	—	—	(26,984)	(26,984)
Other comprehensive loss	—	—	—	—	—	(24)		(24)
Balance at September 30, 2019	—	$—	27,425,230	$1	$215,574	$19	$(198,551)	$17,043

See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
Issuance of common stock in connection with the incentive equity plan	—	—	165,370	—	—	—	—	—
Share-based compensation	—	—	—	—	2,665	—	—	2,665
Net loss	—	—	—	—	—	—	(19,735)	(19,735)
Other comprehensive income	—	—	—	—	—	219	—	219
Balance at March 31, 2020	—	$—	33,728,035	$1	$295,174	$225	$(232,794)	$62,606
Issuance of common stock in connection with the incentive equity plan	—	—	20,443	—	—	—	—	—
Share-based compensation	—	—	—	—	2,328	—	—	2,328
Net loss	—	—	—	—	—	—	(21,125)	(21,125)
Other comprehensive loss	—	—	—	—	—	(206)	—	(206)
Balance at June 30, 2020	—	$—	33,748,478	$1	$297,502	$19	$(253,919)	$43,603
Issuance of common stock in connection with the incentive equity plan	—	—	750	—	—	—	—	—
Share-based compensation	—	—	—	—	2,967	—	—	2,967
Net loss	—	—	—	—	—	—	(11,459)	(11,459)
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Balance at September 30, 2020	—	$—	33,749,228	$1	$300,469	$3	$(265,378)	$35,095

See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(52,319)	$(75,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,151	2,664
Stock-based compensation	7,954	6,981
Provision for bad debts	2,439	—
Amortization of discount on short-term investments	(420)	(912)
Amortization of operating lease right-of-use assets	490	702
Amortization of debt discount and issuance costs	1,993	1,513
Paid-in-kind interest on convertible note	203	—
Deferred income taxes	179	(14,899)
Revaluation of contingent royalty obligation payable to Evolus Founders	(9,922)	7,977
Changes in assets and liabilities:
Inventories	1,536	(6,225)
Accounts receivable	(3,177)	(7,206)
Prepaid expenses and other current assets	(681)	(1,168)
Accounts payable	(2,845)	736
Accrued expenses	(6,926)	8,671
Operating lease liabilities	(556)	(531)
Other assets	1,296	(238)
Net cash used in operating activities	(55,605)	(77,461)
Cash flows from investing activities
Purchases of property and equipment	(798)	(346)
Additions to capitalized software	(2,041)	(3,080)
Purchases of short-term investments	(74,668)	(98,982)
Maturities of short-term investments	70,000	65,000
Net cash used in investing activities	(7,507)	(37,408)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(1,131)	(9,282)
Proceeds from issuance of convertible note	40,000	—
Milestone payment for intangible assets	—	(2,000)
Proceeds from issuance of term loan, net of discounts	—	73,906
Payments for debt issuance costs	—	(2,205)
Payment for debt obligation	(522)	(705)
Issuance of common stock in connection with incentive equity plan	—	1,109
Net cash provided by financing activities	38,347	60,823
Change in cash and cash equivalents	(24,765)	(54,046)
Cash and cash equivalents, beginning of period	109,892	93,162
Cash and cash equivalents, end of period	$85,127	$39,116
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$5,443	$3,365
Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,566
Landlord paid tenant improvements	$—	$781
Financed D & O insurance payment	$—	$1,561
Capitalized software recorded in accounts payable and accrued expenses	$81	$147
Accrued offering costs, unpaid	$—	$1,000
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
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net losses of $11,459 and $52,319 for the three and nine months ended September 30, 2020. Additionally, the Company used cash of $55,605 in operations during the nine months ended September 30, 2020. As of September 30, 2020, the Company had $85,127 in cash and cash equivalents plus $24,996 in short-term investments, long-term debt of $132,956 and an accumulated deficit of $265,378.
The Company’s ability to generate revenue, execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including the outcome of the International Trade Commission (“ITC”) action, its ability to maintain compliance with debt covenants and avoid an event of default under its credit facility, including as a result of a negative final determination in its International Trade Commission (“ITC”) action, the outcome of its ongoing litigation including the ITC action as discussed below, its ability to gain and expand market acceptance of its product and achieve a level of revenues adequate to support its cost structure, its ability to maintain regulatory approval of its product, and its ability to operate its business and sell products without infringing third party intellectual property rights.
The Company believes that its current capital resources, which consist of cash, cash equivalents and short-term investments are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate and subject to the risks, commitments and contingencies set forth in these notes to the financial statements, including in connection with the ITC action. If the Company is not ultimately successful in the ITC action, the Company’s current capital resources are not expected to be sufficient to fund operations through the next twelve months from the date of the accompanying financial statements. The Company may be required to raise additional capital to fund future operations, the entry into licensing or collaboration agreements with partners, sale of its equity securities, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may not be able to continue as a going concern and may need to pursue a private restructuring or a restructuring under the protection of applicable bankruptcy laws. Even if the Company is able to obtain additional funding, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals. These events may occur even if the Company is ultimately successful in the ITC action described below.
In July 2020, the Administrative Law Judge assigned to the ITC action to which the Company is a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of an exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent the Company from

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. In order to make any sales of Jeuveau® during the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. Except in certain limited circumstances, the amount of the bond may make any sales during the period prohibitively expensive. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intends to continue to vigorously defend itself in this matter. Specifically, the Company petitioned for review with respect to subject matter jurisdiction, standing, trade secret existence and misappropriation, and domestic industry, including the existence of such domestic industry as well as any actual or threatened injury thereto. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, the Company would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which would prevent the Company from generating revenue from the Company’s sole product, Jeuveau® and would materially and adversely affect the Company’s ability to carry out its business and to continue as a going concern. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect the Company’s ability to generate revenue from Jeuveau®, to carry out its business, and to continue as a going concern. In any such event, the Company may be required to seek protection under the bankruptcy laws, including a possible liquidation of its assets, or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm. Even if the Company is successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under the Company’s credit agreement with Oxford Finance (“Oxford”) would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy. See Note 8. Commitments and Contingencies —Legal Proceedings for additional information.
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
As a result of the challenging conditions described above, the Company has formed a committee of independent members of its Board of Directors (the “Committee”) to evaluate all available alternatives in the event of a negative outcome in the ITC action. The Committee has engaged outside legal counsel and financial advisors to assist with this process. The Committee, with its outside advisors’ assistance, is evaluating such alternatives to maximize the Company’s business, liquidity and financial position in the event of negative outcome in the ITC action.

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
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare financial statements in conformity with GAAP. Such estimates and assumptions affect the reported financial statements. The Company’s most significant estimates relate to net revenues, allowance for doubtful accounts, fair value measurements, goodwill and long-lived asset valuations and impairment assessments, inventory valuations, income tax valuations, stock-based compensation, royalty obligations, and outcomes of legal proceedings, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates.
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
In July 2020, the Administrative Law Judge assigned to the ITC action to which the Company is a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of an exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent the Company from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. In order to make any sales of Jeuveau® during the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. Except in limited circumstances, the amount of the bond may make any sales during the period prohibitively expensive. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intends to continue to vigorously defend itself in this matter. Specifically, the Company petitioned for review with respect to subject matter jurisdiction, standing, trade secret existence and misappropriation, and domestic industry, including the existence of such domestic industry as well as any actual or threatened injury thereto. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, the Company would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which would prevent the Company from generating revenue from the Company’s sole product, Jeuveau® and would materially and adversely affect the Company’s ability to carry out its business, and to continue as a going concern. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect the Company’s ability to generate revenue from Jeuveau®, to carry out its business, and to continue as a going concern. In any such event, the Company may be required to seek protection under the bankruptcy laws, including a possible liquidation of its assets, or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm. Even if the Company is successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under the Company’s credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy. See Note 8. Commitments and Contingencies for additional information regarding such litigation.
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
Short-Term Investments

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Short-term investments as of September 30, 2020 consisted of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive (loss) gain in the Company’s condensed statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed statements of operations and comprehensive loss using the specific-identification method.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2020.
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
Long-Term Debt
Long-term debt represents the debt balance with Oxford and the Daewoong Convertible Note (as defined in Note 7.), net of debt issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are allocated pro rata between the funded and unfunded portions of the debt and are amortized into interest expense over the term of the debt.
Revenue Recognition
The Company applies Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), to account for revenue generated since the commercial launch of Jeuveau® in May 2019.
The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer.  The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $738 of revenues related to Canada sales for the three and nine months ended September 30, 2020 and $0 for the three and nine months ended September 30, 2019.
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
As of September 30, 2020 and December 31, 2019, the accrued revenue contract liabilities, primarily related to volume-based rebates, coupons and consumer loyalty program, were $2,371 and $1,709, respectively, which were recorded in the accrued expenses in the accompanying condensed balance sheets. The Company recorded provisions of $2,378 and $5,740 for the three months ended September 30, 2020 and 2019, respectively, and provisions of $12,607 and $6,671 for the nine months ended September 30, 2020 and 2019, respectively. The related payments, redemptions and adjustments were $806 and $2,739 for the three months ended September 30, 2020 and 2019, respectively, and $11,945 and $2,739 for the nine months ended September 30, 2020 and 2019, respectively.
Contract balances

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2020 and December 31, 2019, all amounts included in accounts receivable, net on the accompanying condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of September 30, 2020 or December 31, 2019. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and coupon programs and deferred revenue associated with Reward under the consumer loyalty program. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
During the three and nine months ended September 30, 2020, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of September 30, 2020 and December 31, 2019, allowance for doubtful accounts was $2,656 and $387, respectively. For the three and nine months ended September 30, 2020, recovery of and provision for bad debts was $168 and $2,439, respectively, and the write-off amount was $0 and $171, respectively. For the three and nine months ended September 30, 2019, there was no provision for allowance for doubtful accounts or write-offs.
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
Restructuring costs
In April 2020, in response to the impact of COVID-19 on its business, the Company announced plans to reduce its operating expenses and separate over 100 employees. As of September 30, 2020, all separations were completed and the Company recorded $0 and $2,956 of termination benefits as restructuring costs within operating expenses on the accompanying condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2020, respectively.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded a tax benefit of $27 and $149 for the three months ended September 30, 2020 and 2019, respectively, and a tax provision of $227 and a tax benefit of $14,899 for the nine months ended September 30, 2020 and 2019, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2020 and 2019, primarily as a result of the impact of a valuation allowance on its deferred tax assets and state minimum taxes.  The tax benefit recorded for the nine months ended September 30, 2019 was primarily a result of the reduction of the valuation allowance recorded against the Company’s deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through September 30, 2020, including California Assembly Bill No. 85, which suspends California net operating loss deductions for tax years in 2020 through 2022, to materially impact its financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options, the vesting of restricted stock units and the conversion of the Daewoong Convertible Note. The dilutive effect of stock options and restricted stock units is computed under the treasury stock method. The dilutive effect of the Daewoong Convertible Note is computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net loss per share if their effect would be antidilutive.
For the three and nine months ended September 30, 2020 and 2019, excluded from the dilutive net loss per share computation were stock options of 4,374,925 and 3,867,254, respectively, non-vested RSUs of 1,110,367 and 256,870, respectively, and 3,076,923 shares and 0 shares issuable upon conversion of the Daewoong Convertible Note, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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

Note 3. Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of September 30, 2020, all of the Company’s investments had remaining maturities less than 12 months.
The following is a summary of the Company’s short-term investments, considered available-for-sale:

	As of September 30, 2020
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$24,993	$3	$—	$24,996

	As of December 31, 2019
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$19,905	$6	$—	$19,911
As of September 30, 2020, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not record any other-than-temporary impairments on these securities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$24,996	$24,996	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$33,630	$—	$—	$33,630

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$19,911	$19,911	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,683	$—	$—	$44,683
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the nine months ended September 30, 2020 and 2019.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate and (iii) the timing of payments. During the three and nine months ended September 30, 2020 and 2019, the Company utilized discount rates between 16.0% and 20.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value, beginning of period	$36,334	$47,169	$44,683	$50,200
Payments	(233)	(69)	(1,131)	(9,282)
Change in fair value recorded in operating expenses	(2,471)	1,795	(9,922)	7,977
Fair value, end of period	$33,630	$48,895	$33,630	$48,895
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
The Company estimates the fair value of the contingent promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of September 30, 2020, the fair value of the contingent promissory note and long-term debt was estimated to be

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
$18,656 and $75,011, respectively. As of December 31, 2019, the fair value of contingent promissory note and long-term debt was $16,696 and $76,203, respectively. The fair value of the Daewoong Convertible Note and operating lease liabilities as of September 30, 2020 and December 31, 2019 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(4,895)	$54,181
Capitalized software	2	6,380	(3,770)	2,610
Intangible assets, net		65,456	(8,665)	56,791
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of September 30, 2020		$86,664	$(8,665)	$77,999

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets
Distribution right	20	$59,076	$(2,679)	$56,397
Capitalized software	2	4,415	(1,174)	3,241
Intangible assets, net		63,491	(3,853)	59,638
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2019		$84,699	$(3,853)	$80,846
     ________________________
     * Intangible assets with indefinite lives have an indeterminable average life.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2020 that are subject to amortization:

Fiscal year
Remaining in 2020	$1,706
2021	4,481
2022	3,073
2023	2,955
2024	2,955
Thereafter	41,621
$56,791
The Company capitalized $432 and $761 for the three months ended September 30, 2020 and 2019, respectively, and $1,966 and $3,303 for the nine months ended September 30, 2020 and 2019, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $1,664 and $1,115 for the

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
three months ended September 30, 2020 and 2019, respectively, and $4,813 and $2,522 for the nine months ended September 30, 2020 and 2019, respectively, within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss.

Note 5. Accrued Expenses
Accrued expenses consisted of:

	September 30,	December 31,
	2020	2019
Accrued payroll and related benefits	$2,868	$5,229
Accrued professional services	991	5,794
Accrued revenue contract liabilities	2,371	1,709
Other accrued expenses	195	1,228
	$6,425	$13,960

Note 6. Oxford Term Loan
On March 15, 2019, the Company entered into a credit facility of up to $100,000 with Oxford Finance (“Oxford”). Pursuant to the terms of the credit facility, the lender extended term loans (the “Oxford Term Loan”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 could have been drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six-month basis and no event of default. As of September 30, 2020, the Company did not meet the net sales milestone to draw the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only for the first 36 months until May 2022, which is followed by a 23-month amortization period.
Upon the earliest to occur of the maturity date, the acceleration of the Oxford Term Loan, or the prepayment of the Oxford Term Loan, the Company is required to pay to Oxford a final payment of 5.5% of the full principal amount of the Oxford Term Loan funded (“Final Payment”). The Company may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee is also paid, which shall be equal to 2.0% of the amount prepaid if the prepayment occurs after March 15, 2020 and on or prior to March 15, 2021, or 1.0% of the amount prepaid if the prepayment occurs thereafter (“Prepayment Fee”). If the Oxford Term Loan is accelerated following the occurrence of an event of default, the Company is required to immediately pay to Oxford an amount equal to the sum of all outstanding principal of the term loans plus accrued and unpaid interest thereon through the prepayment date, the Final Payment, the Prepayment Fee and all other obligations that are due and payable, including payment of Oxford’s expenses and interest at the default rate (defined below) with respect to any past due amounts.
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
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default include, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of September 30, 2020, the Company was in compliance with its debt covenants.
In July 2020, the Administrative Law Judge assigned to the ITC action to which the Company is a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of an exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent the Company from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. In order to make any sales of Jeuveau® during the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. Except in certain limited circumstances, the amount of the bond may make any sales during the period prohibitively expensive. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intends to continue to vigorously defend itself in this matter. Specifically, the Company petitioned for review with respect to subject matter jurisdiction, standing, trade secret existence and misappropriation, and domestic industry, including the existence of such domestic industry as well as any actual or threatened injury thereto. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, the Company would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States. In any of these scenarios, it is expected that an event of default would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy.
At the closing date, the Company incurred $1,094 and $2,205 in debt discounts and issuance costs related to the Oxford Term Loan, respectively. Debt discounts and issuance costs related to the Oxford Term Loan have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of September 30, 2020, the borrowings outstanding under the Oxford Term Loan were classified as long-term debt in the accompanying condensed balance sheets. The overall effective interest rate was approximately 11.6% as of September 30, 2020.
As of September 30, 2020, the principal amounts of long-term debt maturities of the Oxford Term Loan during each of the next five fiscal years are as follows:

Fiscal year
Remainder of 2020	$—
2021	—
2022	26,087
2023	39,130
2024	9,783
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(1,026)
Long term debt, net of discounts and issuance costs	$73,974

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 7. Daewoong Convertible Note
On July 6, 2020, the Company entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the purchase and sale of a Convertible Promissory Note for the principal amount of $40,000 (the “Daewoong Convertible Note”), which was funded on July 30, 2020. Additionally, on July 6, 2020, the Company, Daewoong and Oxford Finance, LLC entered into a Subordination Agreement pursuant to which the Daewoong Convertible Note is subordinated to the Company’s obligations under that certain Loan and Security Agreement, dated as of March 15, 2019, by and between the Company and Oxford.
The Daewoong Convertible Note bears interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and matures on July 30, 2025, subject to earlier conversion as provided below. Interest is initially paid in kind by adding the accrued amount thereof to the outstanding principal amount on a semi-annual basis on June 30th and December 31st of each calendar year for so long as any principal amount under the Oxford Term Loan remains outstanding and the Subordination Agreement has not been terminated. Interest will begin to be paid in cash if and when the Oxford Term Loan is repaid in full and the Subordination Agreement has been terminated.
During the term, the Daewoong Convertible Note is convertible at the option of Daewoong beginning 12 months from the date of issuance, subject to certain suspensions of that conversion right in the event of a final determination of the ITC action resulting in an exclusion order with respect to Jeuveau® as further set forth in the Daewoong Convertible Note. The initial conversion price of the Daewoong Convertible Note is $13.00 per share, which is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Daewoong Convertible Note and the shares of the Company’s common stock issuable upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Starting 27 months from the date of issuance, the Company may prepay the Daewoong Convertible Note without penalty, provided the Company provides Daewoong with at least ten business days’ written notice during which Daewoong may convert all or any portion of the Daewoong Convertible Note at the conversion price.
Further, in the event the Company is awarded any recovery pursuant to a final, non-appealable award or judgment issued by a court of competent jurisdiction over the parties, or pursuant to any settlement acceptable in the sole and absolute discretion of each of the Company and Daewoong, for any indemnification or other claim for damages by the Company under the Daewoong Agreement, the amount of Daewoong’s or its affiliate’s indemnification obligation with respect to such award, judgment or settlement shall be reduced on a dollar-for-dollar basis and will be offset by the amount of the then-outstanding principal amount of the Daewoong Convertible Note and any accrued but unpaid interest thereon.
Conversion of the full initial principal amount of the Daewoong Convertible Note would result in the issuance of 3,076,923 shares of the Company’s common stock if converted at $13.00 per share, which amount is subject to increase by any interest paid in kind that is added to the outstanding principal under the terms of the Daewoong Convertible Note. Notwithstanding the foregoing, under the terms of the Daewoong Convertible Note, the Company may not issue shares to the extent such issuance would cause Daewoong, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 4.99% (which may be increased upon no less than 61 days’ notice, but not to exceed 9.99%) of the Company’s then outstanding common shares immediately following such issuance, excluding for purposes of such determination common shares issuable upon subsequent conversion of principal or interest on the Daewoong Convertible Note. To the extent that any shares of the Company’s common stock are issued upon conversion of the Daewoong Convertible Note, such shares of the Company’s common stock are expected to be issued in transactions exempt from registration under the Securities Act by virtue of Section 3(a)(9) or Section 4(a)(2) thereof, and no commission or other remuneration is expected to be paid in connection with conversion of the Convertible Note and any resulting issuance of shares of the Company’s common stock.
Under the debt covenants, the Company is required to timely file all forms, reports, and documents required by the SEC. All principal and unpaid interest becomes immediately due at the time of default, which includes events in which the Company declares bankruptcy and fails to timely pay any principal or interest or comply with covenants. As of September 30, 2020, the Company was in compliance with its debt covenants.

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
For the three and nine months ended September 30, 2020, the components of operating lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed operating lease expense	$266	$297	$813	$798
Variable operating lease expense	5	31	32	92
Short-term operating lease expense	—	24	168	73
	$271	$352	$1,013	$963
The weighted-average remaining lease term was 4.3 years and weighted-average discount rate was 9.4% as of September 30, 2020.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
Remainder of 2020	$291
2021	1,210
2022	1,262
2023	1,317
2024	1,374
Thereafter	115
Total operating lease payments	5,569
Less: imputed interest	(1,032)
Present value of operating lease liabilities	$4,537
Purchase Commitments
As of September 30, 2020, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $5,744. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
In connection with the Daewoong Agreement, the Company was obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. As of September 30, 2020, Daewoong is eligible to receive remaining contingent milestone payments of up to $10,500.
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
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2020 and December 31, 2019.
Medytox Litigation
The Company, Daewoong and other individuals and entities are defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) originally instituted in the Superior Court of the State of California in June 2017. With specific regard to the Company, Medytox alleges that (i) the Company has violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to the Company as a result of the Company’s relationship with Daewoong, (ii) the Company has stolen the botulinum toxin bacterial strain of Medytox through our possession of and refusal to return the botulinum toxin bacterial strain, (iii) the Company has engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the botulinum toxin bacterial strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights (the “Medytox Litigation”). Medytox seeks, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting the Company from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs. The Company believes it has meritorious defenses and intends to vigorously defend Medytox’s claims. The Company is unable to determine the likelihood of success of Medytox’s claims against the Company, and an estimate of the possible loss or range of loss cannot be made. An adverse ruling by the Superior Court against either the Company or Daewoong would prevent the Company from generating revenue from its sole product, Jeuveau® and would materially adversely affect the Company’s ability to carry out its business and continue operations as a going concern which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows and could also result in reputational harm.
ITC action
On January 30, 2019, Allergan, plc and Allergan, Inc. (collectively, “Allergan”) and Medytox filed a complaint (the “ITC Complaint”) against us and Daewoong in the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, ITC Inv. No. 337-TA-1145.ITC action The ITC Complaint seeks (i) an investigation by the ITC pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of an exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen botulinum toxin bacterial strain, and (vii) exclusion and cease and desist orders. The Company intends to defend itself vigorously in the proceedings. In January 2020, the three sets of parties to the ITC action, (i) the Complainants - Allergan and Medytox, (ii) the Respondents - the Company and Daewoong and (iii) the OUII, each submitted pre-hearing briefs to the Administrative Law Judge assigned to the ITC action setting forth each party’s positions on the substantive issues prior to the evidentiary hearing. From February 4 to 7, 2020, the Administrative Law Judge held an evidentiary hearing on the ITC action. In July 2020, the Administrative Law Judge issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of an exclusion order that would prevent the Company from importing Jeuveau® into the United States and a cease and desist order that would prevent the Company from selling Jeuveau® for a period of ten years. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. In order to make any sales of Jeuveau® during the presidential review period the Company would be required to pay a bond at a rate set by the ITC for any sales during the period. Except in certain limited circumstances, the amount of the bond may make any sales during the period prohibitively expensive. The Company strongly disagrees with the initial determination by the Administrative Law Judge and intends to continue to vigorously defend itself in this matter. In July 2020, the Company submitted a petition for review of the initial determination to the ITC. Specifically, the Company petitioned for review with respect to subject matter jurisdiction, standing, trade secret existence and misappropriation, and domestic industry, including the existence of such domestic industry as well as any actual or threatened injury thereto. On September 21, 2020, the ITC provided notice of its intention to review the initial determination and its decision is expected in November 2020.
In the event that the ITC affirms the Administrative Law Judge’s initial determination in its final determination without any modification, we would be prevented from importing Jeuveau® into the United States and from selling Jeuveau® in the United States, which would prevent the Company from generating revenue from its sole product, Jeuveau® and would materially and adversely affect the Company’s ability to carry out its business, and to continue as a going concern. Even if the Company is successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, the Company may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect the Company’s ability to generate revenue from Jeuveau®, to carry out its business, and to continue as a going concern. In any of these scenarios, the Company may be required to seek protection under the bankruptcy laws, including a possible liquidation of its assets, or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on the Company’s

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm.
Additionally, in the event the ITC affirms the Administrative Law Judge’s initial determination in its final determination without modification, it is expected that an event of default would occur under the Oxford credit facility after the imposition of an exclusion order and cease and desist order either after the exhaustion of all appeals that the Company may have or earlier. Such an event of default may also occur if the Administrative Law Judge’s initial determination in the ITC’s final determination is modified in a manner that results in restrictions on the Company’s ability to import and market and sell Jeuveau® in the United States. Additionally. under the credit facility, in the event of default, a default interest rate equal to the applicable rate plus 5.0% would apply and Oxford, as collateral agent, could exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including cash. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect the Company’s business, results of operation, financial condition and could result in the Company declaring bankruptcy.
The Company is unable to determine the likelihood of any outcome, including the ITC affirming the initial determination or whether the ITC would significantly modify or reverse such initial determination, and an estimate of the possible loss or range of loss cannot be made.
Indemnification from Daewoong
With respect to each of the Medytox Litigation and the ITC action, the Company believes that it is entitled to indemnity from Daewoong under the Daewoong Agreement. Subject to the terms of the Daewoong Agreement, Daewoong has agreed to indemnify the Company from and against any and all losses, costs, expenses, liabilities and damages of every kind and nature (including, without limitation, reasonable attorney fees) arising from: (a) willful misconduct or any grossly negligent acts or omissions on the part of Daewoong or its employees or agents in performing duties obligations in connection with the Daewoong Agreement; (b) Daewoong’s breach of the Daewoong Agreement, or (c) an allegation that Jeuveau® or any Daewoong Trademark infringes or misappropriates the rights, including without limitation, intellectual property rights, of a third party; except to the extent that any such claim is caused by the Company’s own willful misconduct or grossly negligent acts or omissions. In the event of a negative outcome in either the Medytox Litigation or the ITC action the Company intends to pursue recovery from Daewoong under such indemnification obligations, however the indemnity may require expensive and time consuming legal action to pursue, Daewoong may be unable to meet its full obligation, or the recovery may not be sufficient to address all of the Company’s losses, costs, expenses, liabilities and damages. Further, any such indemnity claim by the Company is subject to offset by the then-outstanding principal amount and accrued interest of the $40,000 principal amount of the Daewoong Convertible Note issued by the Company to Daewoong. See Note 7. Daewoong Convertible Note for further information. In the event the indemnification proves to be inadequate or while the Company is still pursuing recovery from Daewoong under its indemnification obligations, the Company may be required to seek protection under the bankruptcy laws, including a possible liquidation of its assets, or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm.
Securities Class Action Lawsuit
On October 16, 2020, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Armin Malakouti naming the Company and certain of its officers as defendants. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the ITC action and risks related to the ITC action. The complaint asserts a putative class period of February 1, 2019 to July 6, 2020. The complaint has not yet been served.
It is possible that additional suits will be filed, or additional allegations will be made by stockholders, with respect to these same or similar or other matters and also naming the Company and/or our officers and directors as defendants. The Company believes that the complaint is without merit and intends to vigorously defend against it. However, the outcome of the legal

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
proceeding is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
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

Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2020, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2020, 33,749,228 shares were issued and outstanding.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). As of September 30, 2020, the Company has available an aggregate of 795,531 shares of common stock for future issuance under the Plan.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The weighted-averages assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Volatility	70.3%	59.7%	60.0%	59.3%
Risk-free interest rate	0.38%	2.40%	1.53%	2.57%
Expected life (years)	6.25	6.25	6.24	6.18
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity under the Plan for the nine months ended September 30, 2020, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2019	3,977,401	$14.07	8.51	$7,198
Granted	1,162,244	9.68
Exercised	—	—
Canceled/forfeited	(764,720)	15.90
Outstanding, September 30, 2020	4,374,925	$12.59	8.00	$29
Exercisable, September 30, 2020	1,694,972	$12.58	7.44	$—
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of our common stock over the exercise price of underlying options as of September 30, 2020 and December 31, 2019.
A summary of RSU activity under the Plan for the nine months ended September 30, 2020, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2019	229,870	$15.89
Granted	1,153,574	6.18
Vested	(186,870)	13.60
Forfeited	(86,207)	8.44
Outstanding, September 30, 2020	1,110,367	$6.76
The following table summarizes stock-based compensation expense arising from the above Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$2,924	$2,417	$7,802	$6,443
Research and development	28	109	152	538
	$2,952	$2,526	$7,954	$6,981

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 10.    Related Party Transactions
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
As of September 30, 2020 and December 31, 2019, Evolus had no related party accounts receivable or payable with Alphaeon.
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
Under the Amended Stock Purchase Agreement, Evolus paid one-time bonuses of $1,575 to certain current and former employees upon FDA approval of Jeuveau® in February 2019, including a one-time bonus of $700 paid to the Company’s Chief Medical Officer and Head of Research & Development. The payment is included in research and development expenses in the accompanying condensed statements of operations and comprehensive loss for the nine months ended September 30, 2019.
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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the “Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply Jeuveau® to Clarion in Canada.  Clarion was previously a wholly-owned subsidiary of Alphaeon. However, pursuant to previous agreements among Alphaeon, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and exercised such option, to unwind Alphaeon’s acquisition of Clarion. As a result, Alphaeon owes the equity holders of Clarion an unwinding fee of $9,550 (the “Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of Jeuveau® purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee Alphaeon owes. In addition, Alphaeon and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion. The service revenue related to the sale of Jeuveau® through Clarion was recorded based on terms that were not in the scope of the Distribution Agreement.

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
We have a limited history of generating revenue from Jeuveau® and have never been profitable. As of September 30, 2020, we had an accumulated deficit of $265.4 million. We recorded net revenues of $17.7 million and $36.0 million for the three and nine months ended September 30, 2020, respectively. We recorded net losses of $11.5 million and $52.3 million for the three and nine months ended September 30, 2020, respectively.
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
In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of an exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. In order to make any sales of Jeuveau® during the presidential review period we would be required to pay a bond at a rate set by the ITC for any sales during the period. Except in certain limited circumstances, the amount of the bond may make any sales during the period prohibitively expensive. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourselves in this matter. Specifically, we petitioned for review with respect to subject matter jurisdiction, standing, trade secret existence and misappropriation, and domestic industry, including the existence of such domestic industry as well as any actual or threatened injury thereto. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which would prevent the Company from generating revenue from its sole product, Jeuveau® and would materially and adversely affect our ability to carry out our business and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws, including a possible liquidation of our assets, or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm. Even if we are successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that we may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy.
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
Health and Safety
In response to the COVID-19 outbreak, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely if required by their local government and maintaining social distancing during any in-person work-related meetings. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, business partners and third-party service providers.
Financial position and results of operations
The COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 have resulted in temporary business closures for many of our customers and, starting in mid-March 2020, have negatively affected our sales. Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions intended to slow its spread, these elective procedures declined dramatically in March 2020 due to the temporary business closures or deferment of the elective procedures. While the impact of the COVID-19 outbreak on the U.S. aesthetic neurotoxin market was significant during the first half of 2020, we experienced a relatively significant increase in sales starting in June 2020 that continued into the third quarter of 2020 as many states started easing restrictions on elective procedures and many of our customers re-opened their businesses. However, due to the uncertainty of the recovery and the recent increase in COVID-19 infections, we cannot reasonably estimate the immediate and full impact of the COVID-19 outbreak on our ongoing business, results of operations and overall financial performance. Furthermore, even after the current COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if customers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.
In light of the negative impacts of the COVID-19 outbreak, we took the following measures to reduce our operating expenses to conserve our cash resources in April 2020:
•delaying non-essential projects and suspending discretionary spending;
•reducing our headcount by over 100 employees;
•temporarily reducing executive salaries and Board of Directors fees;
•reducing the size of our Board by two members; and
•delaying the European launch of Jeuveau®, which is now expected in 2021.
As a result of our headcount reductions, we are increasingly utilizing our proprietary digital platform to support sales in the current COVID-19 environment.
Asset and liability valuation
As of September 30, 2020, we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.
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
Liquidity
The COVID-19 outbreak has negatively impacted and disrupted the global economy and financial markets which could interfere with our ability to access financing when and on terms that we desire. As of September 30, 2020, we had $110.1 million in cash, cash equivalents and short-term investments and $133.0 million in long-term debt. In July 2020, we received $40 million from Daewoong in exchange for the Convertible Promissory Note, or Daewoong Convertible Note (as described in more detail in “—Liquidity and Capital Resources” below). We do not have any near-term maturities on our long-term debts. The principal payment of the Oxford Term Loan may start in May 2022. Interest on the Daewoong Convertible Note is initially paid in kind and will begin to be paid in cash if and when the Oxford Term Loan is repaid in full. Our promissory note payable to the Evolus Founders matures in November 2021. The Daewoong Convertible Promissory Note is due in July 2025 unless earlier converted into our shares. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves and the steps we have taken to reduce our operating expenses position us to manage our business for at least the next twelve months as the outbreak continues. The adequacy of our current liquidity and capital resources would be materially adversely affected in the event of a negative outcome in the ITC action. See “—Formation of Committee of the Board of Directors” and “—Liquidity and Capital Resources” for additional information regarding our liquidity and capital resources, our current and future capital requirements and the assumptions and risks underlying those projections.
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
Formation of Independent Committee of the Board of Directors
As described above, in the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which would prevent the Company from generating revenue from the Company’s sole product, Jeuveau® and would materially and adversely affect our ability to carry out our business and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern.
As a result of the challenging conditions described above, we have formed a committee of independent members of our Board of Directors (the “Committee”) to evaluate all available alternatives in the event of a negative outcome in the ITC action. The Committee has engaged outside legal counsel and financial advisors to assist with this process. The Committee, with its outside advisors’ assistance, is evaluating such alternatives to maximize our business, liquidity and financial position in the event of negative outcome in the ITC action.
Daewoong License and Supply Agreement
In 2013, we and Daewoong Pharmaceuticals Co. Ltd., or Daewoong, entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong, for aesthetic indications in the United States, EU, Great Britain, Canada, Australia, Russia, C.I.S. and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. While we anticipate that we will be able to meet the minimum purchase obligations, the COVID-19 outbreak may make meeting those obligations more difficult. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. Upon FDA approval in February 2019 and EMA approval in September 2019, we paid $2.0 million and $1.0 million milestone payments, respectively. Under the Daewoong Agreement, the maximum aggregate amount of milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. As of September 30, 2020, Daewoong is eligible to receive remaining contingent milestone payments of up to $10.5 million. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®. We had the option to expand the permitted use of the product beyond aesthetic indications and into therapeutic indications. This option was assigned to AEON Biopharma, Inc. which was previously known as Alphaeon Corporation, or Alphaeon, who exercised the option by remitting payment directly to Daewoong in November 2018.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in millions)	2020	2019	Change
Revenue:	$17.7	$13.2	$4.5
Cost of sales (excludes amortization of intangible assets)	4.9	3.7	1.2
Gross profit	12.8	9.5	3.3
As a percentage of net revenues	72.5%	71.8%
Operating expenses:
Selling, general and administrative	21.9	30.9	(9.0)
Research and development	0.4	0.7	(0.3)
Revaluation of contingent royalty obligation payable to Evolus Founders	(2.5)	1.8	(4.3)
Depreciation and amortization	1.7	1.2	0.5
Total operating expenses	21.6	34.6	(13.0)
Loss from operations	(8.8)	(25.1)	16.3
Non-operating expense, net	(2.7)	(2.0)	(0.7)
Loss before income taxes:	(11.5)	(27.1)	15.6
Income tax expense (benefit)	—	(0.1)	0.1
Net loss	$(11.5)	$(27.0)	$15.5
Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of adjustments primarily for customer rebates and rewards related to the consumer loyalty program. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligation and to which we expect to be entitled in exchange for those products or services. Net revenues of Jeuveau® sales increased by $4.5 million, or 34%, to $17.7 million for the three months ended September 30, 2020 from $13.2 million for the three months ended September 30, 2019, primarily due to higher sales volume in the United States and service revenue associated with international sales. For the three months ended September 30, 2020, we continued to experience a significant increase in sales volume as many of our customers re-opened their businesses. We anticipate that our net revenues will continue to fluctuate during the COVID-19 outbreak and for a period of time thereafter due to the expected reduced or deferred spending on Jeuveau® procedures by consumers. In addition, in the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination in the ITC action, we will be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which will prevent us from generating revenue from our sole product. See “Potential Impact of Adverse Ruling by the U.S. International Trade Commission on our Business” above.
Cost of Sales
Our cost of sales, which primarily consisted of the cost of inventory purchased from Daewoong, increased by $1.2 million, or 31%, to $4.9 million for the three months ended September 30, 2020 from $3.7 million for the three months ended September 30, 2019 due to higher sales volume. We anticipate that our cost of sales will fluctuate as our revenues fluctuate. Our gross profit as a percentage of net revenues was 72.5% and 71.8% for the three months ended September 30, 2020 and 2019, respectively. The increase in gross profit percentage was due to changes in marketing programs for the three months ended September 30, 2020. Our gross profit may fluctuate in the future as we implement various marketing programs that may affect the average selling price of Jeuveau®.

Selling, General and Administrative
Selling, general and administrative expenses decreased by $9.0 million, or, 29.0% to $21.9 million for the three months ended September 30, 2020 from $30.9 million for the three months ended September 30, 2019, primarily resulting from delaying non-essential projects and suspending discretionary spending as a measure we have taken to reduce our operating expenses to minimize the impact of COVID-19 on our business. Personnel-related expenses, including stock-based compensation, decreased by $1.6 million as a result of the termination of over 100 employees in April 2020. During the three months ended September 30, 2019, we also incurred expenses under the Jeuveau® Experience Treatment, or J.E.T., program that ended in August 2019. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses decreased by $0.3 million, or 49.5%, to $0.4 million for the three months ended September 30, 2020 from $0.7 million for the three months ended September 30, 2019. The decrease primarily resulted from delaying non-essential projects and suspending discretionary spending as a measure we have taken to reduce our operating expenses to minimize the impact of COVID-19 on our business. We expect our overall research and development expense to increase if and when we seek to develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended September 30, 2020 and 2019, the revaluation gain of $2.5 million and charge of $1.8 million, respectively, were primarily driven by changes in management assumptions relating to lower revenue forecasts due to the impact of the COVID-19 outbreak, increased discount rate due to our increased cost of capital following the decline of our stock price, uncertainties surrounding the ITC action and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.5 million, or 45.1%, to $1.7 million for the three months ended September 30, 2020 from $1.2 million for the three months ended September 30, 2019. The increase was primarily attributable to amortization of the internal-use software costs over two years.
Non-Operating Expense, Net
Non-operating expense, net, increased by $0.7 million, or 36.6%, to $2.7 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019, primarily due to lower interest income on our short-term investments.
Income Taxes (Benefit) Expense
Income tax benefit was trivial for the three months ended September 30, 2020 compared to an income tax benefit of $0.1 million for the three months ended September 30, 2019.

Results of Operations
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2020	2019	Change
Revenue:	$36.0	$15.5	$20.5
Cost of sales (excludes amortization of intangible assets)	11.0	4.4	6.6
Gross profit	25.0	11.1	13.9
As a percentage of net revenues	69.4%	71.7%
Operating expenses:
Selling, general and administrative	70.8	83.3	(12.5)
Research and development	1.0	3.6	(2.6)
Revaluation of contingent royalty obligation payable to Evolus Founders	(9.9)	8.0	(17.9)
Depreciation and amortization	5.2	2.7	2.5
Restructuring costs	3.0	—	3.0
Total operating expenses	70.0	97.5	(27.5)
Loss from operations	(45.0)	(86.4)	41.4
Non-operating expense, net	(7.1)	(4.0)	(3.1)
Loss before income taxes:	(52.1)	(90.4)	38.3
Income tax expense (benefit)	0.2	(14.9)	15.1
Net loss	$(52.3)	$(75.5)	$23.2
Net Revenues
We commercially launched and began shipping Jeuveau® to customers in the United States in May 2019. Net revenues of Jeuveau® sales increased by $20.5 million, or 132.3%, to $36.0 million for the nine months ended September 30, 2020 from $15.5 million for the nine months ended September 30, 2019, primarily due to higher sales volume in the United States as partially offset by lower average selling price and service revenue associated with international sales. We anticipate that our net revenues will continue to fluctuate during the COVID-19 outbreak and for a period of time thereafter due to the expected reduced or deferred spending on Jeuveau® procedures by our customers. In addition, in the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination in the ITC action, we will be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which will prevent us from generating revenue from our sole product. See “Potential Impact of Adverse Ruling by the U.S. International Trade Commission on our Business” above.
Cost of Sales
Our cost of sales, which primarily consisted of the cost of inventory purchased from Daewoong, increased by $6.6 million, or 151.7%, to $11.0 million for the nine months ended September 30, 2020 from $4.4 million for the nine months ended September 30, 2019 due to higher sales volume. We anticipate that our cost of sales will fluctuate as our revenues fluctuate. Our gross profit as a percentage of net revenues was 69.4% and 71.7% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in gross profit percentage during the nine months ended September 30, 2020 was primarily due to promotions offered to customers in the first quarter of 2020. Our gross profit may fluctuate in the future as we implement various marketing programs that may affect the average selling price of Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $12.5 million, or 15.0%, to $70.8 million for the nine months ended September 30, 2020 from $83.3 million for the nine months ended September 30, 2019, primarily resulting from delaying non-essential projects and suspending discretionary spending to minimize the impact of COVID-19 on our business.

During the nine months ended September 30, 2019, we also incurred expenses under the Jeuveau® Experience Treatment, or J.E.T., program that ended in August 2019. Personnel-related expenses, including stock-based compensation, increased by $3.9 million as a result of hiring a U.S. sales force in the second quarter of 2019, which was partially offset by terminating over 100 employees in 2020. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses decreased by $2.6 million, or 71.8%, to $1.0 million for the nine months ended September 30, 2020 from $3.6 million for the nine months ended September 30, 2019. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® and delaying non-essential projects and suspending discretionary spending to minimize the impact of COVID-19 on our business. We expect our overall research and development expense to increase if and when we seek to develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the nine months ended September 30, 2020 and 2019, the revaluation gain of $9.9 million and charge of $8.0 million, respectively, were primarily driven by changes in management assumptions relating to lower revenue forecasts due to the impact of the COVID-19 outbreak, increased discount rate due to our increased cost of capital following the decline of our stock price, uncertainties surrounding the ITC action and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $2.5 million, or 93.4%, to $5.2 million for the nine months ended September 30, 2020 from $2.7 million for the nine months ended September 30, 2019. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years starting in February 2019 as well as amortization of the internal-use software costs over two years.
Restructuring Costs
Restructuring costs primarily included $3.0 million of termination benefits of over 100 employees we separated to minimize the impact of COVID-19 on our business during the nine months ended September 30, 2020.
Non-Operating Expense, Net
Non-operating expense, net, increased by $3.1 million, or 75.3%, to $7.1 million for the nine months ended September 30, 2020 from $4.0 million for the nine months ended September 30, 2019, primarily due to higher interest expense on the long-term debt from Oxford Finance, LLC borrowed in March 2019 and lower interest income on our short-term investments.
Income Taxes (Benefit) Expense
Income tax expense was $0.2 million for the nine months ended September 30, 2020 compared to an income tax benefit of $14.9 million for the nine months ended September 30, 2019. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019 upon FDA approval of Jeuveau®, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result, $14.9 million of the previously existing valuation allowance was released in the nine months ended September 30, 2019.

Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents of $85.1 million, short-term investments of $25.0 million, working capital of $119.7 million, long-term debt of $133.0 million and stockholders’ equity of $35.1 million.
We have a limited history of generating revenues and only began shipping Jeuveau® in May 2019. We have incurred operating losses to date and have an accumulated deficit of $265.4 million as of September 30, 2020 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net losses of $52.3 million and $75.5 million for the nine months ended September 30, 2020 and 2019, respectively, and we used net cash in operating activities of $55.6 million and $77.5 million for the nine months ended September 30, 2020 and 2019, respectively. Management expects operating losses and negative operating cash flows to continue for at least the next 12 months.
In the event that the ITC’s final determination in the ITC action described above affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which would prevent us from generating revenue from our sole product, Jeuveau® and would materially and adversely affect our ability to carry out our business and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws, including a possible liquidation of our assets, or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm. See “Potential Impact of Adverse Ruling by the U.S. International Trade Commission on our Business” and “Formation of Independent Committee of the Board of Directors” in the section entitled “Overview” of Item 2. Management’s Discussion and Analyses for further discussion. The COVID-19 outbreak and restrictions intended to slow its spread have adversely affected, and are expected to continue to adversely affect, our business, financial condition, results of operations and cash flows. See “Impact of COVID-19 Outbreak on Our Business” in the section entitled “Overview” of Item 2. Management’s Discussion and Analyses for further discussion.
The Oxford Loan and Security Agreement
On March 15, 2019, or the closing date, we entered into a loan and security agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans are funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million could have been drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones and no event of default is occurring. As of September 30, 2020, we did not meet the net sales milestone to draw the second tranche, and the $25.0 million tranche is no longer available to us. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We have agreed to pay interest only pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period.
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
The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including by obtaining control over our bank and investment accounts and taking our cash. These events of default include, among other things, any failure by us to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against us, the institution of certain temporary or permanent relief in connection with our pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement.
In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of a an exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourself in this matter. Specifically, the Company petitioned for review with respect to subject matter jurisdiction, standing, trade secret existence and misappropriation, and domestic industry, including the existence of such domestic industry as well as any actual or threatened injury thereto. In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States for a period of ten years. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States. In any of these scenarios, it is expected that an event of default of the Oxford credit facility would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that the Company may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy.
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
The Daewoong Convertible Note
On July 6, 2020, we entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the purchase and sale of a Convertible Promissory Note for the principal amount of $40 million, which we refer to as the Daewoong Convertible Note, which was funded on July 30, 2020. Additionally, on July 6, 2020, we, Daewoong, and Oxford Finance, LLC entered into a Subordination Agreement pursuant to which the Convertible Note will be subordinated to our obligations under that certain Loan and Security Agreement, dated as of March 15, 2019, by and between Oxford and us.
The Daewoong Convertible Note bears interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and matures on July 30, 2025, subject to earlier conversion as provided below. Interest is initially paid in kind by adding the accrued amount thereof to the outstanding principal amount on a semi-annual basis on June 30th and December 31st of each calendar year for so long as any principal amount under the Oxford Term Loan remains outstanding and the Subordination Agreement has not been terminated. Interest will begin to be paid in cash if and when the Oxford Term Loan is repaid in full and the Subordination Agreement has been terminated.
During the term, the Daewoong Convertible Note will be convertible at the option of Daewoong beginning on the date that is 12 months from the date of issuance, subject to certain suspensions of that conversion right in the event of a final determination of the ITC action resulting in an exclusion order with respect to Jeuveau® as further set forth in the Daewoong Convertible Note. The initial conversion price of the Daewoong Convertible Note is $13.00 per share. The conversion price of the Daewoong Convertible Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Daewoong Convertible Note and the shares of our common stock issuable upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Starting 27 months from the date of issuance, we may prepay the Daewoong Convertible Note without penalty, provided that we provide Daewoong with at least ten business days’ written notice during which Daewoong may convert all or any portion of the Daewoong Convertible Note at the conversion price.
Further, in the event we are awarded any recovery pursuant to a final, non-appealable award or judgment issued by a court of competent jurisdiction over the parties, or pursuant to any settlement acceptable in the sole and absolute discretion of each of us and Daewoong, for any indemnification or other claim for damages by us under the Daewoong Agreement, the amount of the Daewoong’s or its affiliate’s indemnification obligation with respect to such award, judgment or settlement shall be reduced on a dollar-for-dollar basis and will be offset by the amount of the then-outstanding principal amount of the Daewoong Convertible Note and any accrued but unpaid interest thereon.
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
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents and short-term investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to generate revenue and continue as a going concern if the ITC affirms the initial determination issued by the Administrative Law Judge in a final determination and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from marketing and selling Jeuveau® in the United States;
•the potential declaration of an event of default by Oxford in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States, which would allow Oxford to exercise its remedies such as demanding immediate repayment of our debt plus all related final and prepayment fees or obtain control of our bank and investment accounts and take the amount owed;
•the severity and duration of the COVID-19 outbreak;
•the results of any other current and any future legal proceedings, including any potential remedies such as monetary damages or injunctive relief barring the importation, sales or marketing of Jeuveau®;
•our ability to maintain compliance with the covenants in the Oxford credit facility and avoid an event of default so that our long-term debt with Oxford remains outstanding;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash (used in) provided by:
Operating activities	$(55.6)	$(77.5)
Investing activities	(7.5)	(37.4)
Financing activities	38.3	60.8
Change in cash and cash equivalents	(24.8)	(54.1)
Cash and cash equivalents, beginning of period	109.9	93.2
Cash and cash equivalents, end of period	$85.1	$39.1

Operating Activities
Cash used in operating activities was $55.6 million for the nine months ended September 30, 2020 compared to $77.5 million for the nine months ended September 30, 2019. The decrease in net cash used in operating activities reflects the decrease in net loss as well as timing of receipts from customers and payments to vendors in the ordinary course of business.
For the nine months ended September 30, 2020, operating activities used $55.6 million of cash, which primarily resulted from our net loss of $52.3 million as adjusted for certain non-cash charges including $8.0 million of stock-based compensation expense, a gain of $9.9 million in revaluation of our contingent royalty obligation, $2.4 million of provision of allowance for doubtful accounts and $5.2 million of depreciation and amortization. Net operating assets and liabilities changed by $11.4 million primarily driven by timing of collections from customers and payments to vendors.
For the nine months ended September 30 2019, operating activities used $77.5 million of cash, which primarily resulted from our net loss of $75.5 million as adjusted for certain non-cash charges including $7.0 million of stock-based compensation expense, a charge of $8.0 million in revaluation of our contingent royalty obligation, a gain of $14.9 million of deferred income tax provision and $2.7 million of depreciation and amortization. Net operating assets and liabilities changed by $6.0 million primarily driven by timing of collections from customers and payments to vendors.
We expect our cash flows from operating activities to fluctuate as we experience extended customer collection cycles and execute operating expenses reduction efforts.
Investing Activities
Cash used in investing activities was $7.5 million for the nine months ended September 30, 2020 compared to $37.4 million for the nine months ended September 30, 2019. The decrease in cash used in investing activities was attributable to a decrease in purchases of short-term investments net of maturities as well as lower additions to capitalized software for the nine months ended September 30, 2020.
Financing Activities
Cash used in financing activities was $38.3 million for the nine months ended September 30, 2020, compared to $60.8 million of cash provided by financing activities for the nine months ended September 30, 2019. Cash used in financing activities in the 2020 period primarily resulted from the proceeds of $40.0 million received from the Convertible Note in July 2020 as partially offset by payments of contingent royalty obligations to the Evolus Founders and debt obligations. Cash provided by financing activities for the 2019 period primarily resulted from the proceeds of $71.7 million received from our Oxford credit facility net of discounts and issuance costs, partially offset by a $9.3 million payment of contingent royalty obligations to the Evolus Founders and a $2.0 million payment to Daewoong upon FDA approval of Jeuveau® in February 2019.
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
In May 2020, we announced the launch of a consumer loyalty program, which allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is reversed and included in net revenue.
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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
Except as disclosed below, there have been no material developments with respect to the information previously reported in Item 3 “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITC action
As we reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 25, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 10, 2020, we are a party to a U.S. International Trade Commission, or the ITC action which is entitled “In the Matter of Certain Botulinum Toxin Products”, Investigation Number 337-TA-1145.
In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of an exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourself in this matter. Specifically, we petitioned for review with respect to subject matter jurisdiction, standing, trade secret existence and misappropriation, and domestic industry, including the existence of such domestic industry as well as any actual or threatened injury thereto. In order to make any sales of Jeuveau® during the presidential review period we would be required to pay a bond at a rate set by the ITC for any sales during the period. Except in certain limited circumstances, the amount of the bond may make any sales during the period prohibitively expensive. In July 2020, we submitted a petition for review of the initial determination to the ITC. On September 21, 2020, the ITC provided notice of its intention to review the initial determination.
In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which would prevent the Company from generating revenue from our sole product, Jeuveau® and would materially and adversely affect our ability to carry out our business and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws, including a possible liquidation of our assets, or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline and would also result in reputational harm. Even if we are successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that we may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy. Upon an event of default a default interest rate would be charged under our Oxford credit facility equal to the applicable rate plus 5.0% and Oxford, as collateral agent, would have the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash.
Securities Class Action Lawsuit
On October 16, 2020, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Armin Malakouti naming us and certain of our officers as defendants. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the ITC action and risks related to the ITC action. The complaint asserts a putative class period of February 1, 2019 to July 6, 2020. The complaint has not yet been served.

It is possible that additional suits will be filed, or additional allegations will be made by stockholders, with respect to these same or similar or other matters and also naming us and/or our officers and directors as defendants. We believe that the complaint is without merit and intend to vigorously defend against it. However, the outcome of the legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss and accordingly have not accrued any liability associated with this action.

Item 1A.    Risk Factors.
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 25, 2020, and previously disclosed in Part II. Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the SEC on August 10, 2020. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K and Quarterly Report on Form 10-Q.
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
Risks Related to Our Business and Strategy
An exclusion order or cease and desist order issued by the ITC would terminate our ability to import Jeuveau® into, or market and sell Jeuveau® in, the United States, which would prevent us from generating revenue from our sole product, Jeuveau® is expected to result in an event of default under our credit facility with Oxford, and would materially and adversely affect our ability to carry out our business, and our financial condition and ability to continue as a going concern.
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the ITC, specifically alleging that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC complaint calls for an investigation by the ITC under Section 337 of the Tariff Act of 1930. The ITC complaint seeks (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of an exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders.
In July 2020, the Administrative Law Judge assigned to the ITC action to which we are a party issued an initial determination in which the judge found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of trade secrets and recommended the entry of an exclusion order that would prevent us from importing Jeuveau® into the United States for a period of ten years and a cease and desist order that would prevent us from selling Jeuveau® in the United States for the same period of time. A final determination by the ITC is expected to be issued in November 2020, with such final determination subject to a 60-day presidential review period before becoming final. We strongly disagree with the initial determination by the Administrative Law Judge and intend to continue to vigorously defend ourself in this matter. In order to make any sales of Jeuveau® during the presidential review period we would be required to pay a bond at a rate set by the ITC for any sales during the period. Except in certain limited circumstances, the amount of the bond may make any sales during the period prohibitively expensive.
In the event that the ITC’s final determination affirms the Administrative Law Judge’s initial determination, we would be prevented from importing Jeuveau® into the United States and from marketing and selling Jeuveau® in the United States, which would prevent the Company from generating revenue from its sole product, Jeuveau® and would materially and adversely affect our ability to carry out our business and to continue as a going concern. Even if we are successful in having the decision modified or reversed during the presidential review or in appealing any such final determination, we may find it difficult or be prevented from importing, marketing or selling Jeuveau® in the United States during the pendency of those events. Further, any modification of the Administrative Law Judge’s initial determination in the ITC’s final determination or any final decision following any such presidential review or other appeal may nonetheless still result in restrictions on our ability to import and market and sell Jeuveau® in the United States, which could also materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. In any such event, we may be required to seek protection under the bankruptcy laws, including a possible liquidation of assets, or may be forced to reduce, significantly restructure or discontinue our operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause our stock price to decline, result in holders of our equity being entitled to little or no recovery and would also result in reputational harm. Even if we are successful, the ITC action may result in reputational damage or other collateral consequences. In addition, it is expected that an event of default under our credit agreement with Oxford would occur after the imposition of an exclusion order and cease and desist order and Oxford would be able to declare an event of default after the exhaustion of all appeals that we may have or earlier. If Oxford were to declare an event of default under the credit facility and exercise its remedies, it would materially and negatively affect our business, results of operation, financial condition and could result in our declaring bankruptcy. Upon an event of default a default interest rate would be charged under our Oxford credit facility equal to the applicable rate plus 5.0% and Oxford, as collateral agent, would have the right to exercise remedies against us and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including our cash.
To the extent any negative outcome in the ITC action materially impacts our ability to generate revenues, we would expect that the carrying value of our goodwill and long-lived assets, including intangible assets, would be materially negatively affected. Moreover, a loss of revenue from Jeuveau® could also cause us to make further adjustments in the future to the fair value of our contingent royalty obligation payable to Evolus Founders, which is based on Level 3 inputs using a discounted cash flows method, and these adjustments would likely be material. Further, a negative outcome from the ITC action would have a material negative impact other estimates and assumptions utilized to prepare our financial statement in conformity with GAAP, including estimates and assumptions related to assets valuation, among others. Negative changes to any of these items would have a material, adverse effect on our financial condition.
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
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product was commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including the following:
•our ability to continue to import Jeuveau® into, and sell Jeuveau® within, the United States if the ITC affirms the initial determination of the Administrative Law Judge by entering an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States;
•our ability to generate revenue and continue as a going concern if the ITC affirms the initial determination issued by the Administrative Law Judge in a final determination and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from marketing and selling Jeuveau® in the United States;
•the potential declaration of an event of default by Oxford in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States, which would allow Oxford to exercise its remedies such as demanding immediate repayment of our debt plus all related final and prepayment fees or obtain control of our bank and investment accounts and take the amount owed;
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
On April 27, 2018, pursuant to a motion to dismiss brought by Daewoong, the Superior Court of the State of California dismissed Medytox’s suit against Daewoong, without prejudice, on the basis that Medytox had brought a substantially similar proceeding against Daewoong in South Korea. The proceedings against us remain stayed in the Superior Court of the State of California pending resolution of the proceedings between Medytox and Daewoong in South Korea. While the proceedings between Medytox and Daewoong in South Korea are progressing, legal proceedings are inherently uncertain, and we cannot predict what actions may be taken by the Seoul Central District Court in connection with such proceedings. Due to these factors and because we are not a direct party to the proceedings, we are unable to provide any assurances about when such proceedings may be resolved or whether such resolution may occur sooner or later than we otherwise anticipate.
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
Given that the Medytox Litigation has been stayed since April 2018, we are unable to predict the likelihood of success of Medytox’s claims against us or Daewoong or to quantify any risk of loss. The Medytox Litigation and any other similar claims, suits, government investigations and proceedings are inherently uncertain, and their results may not be favorable for us. For example, if the Medytox Litigation has a negative outcome for us or Daewoong, it could result in us losing access to Jeuveau® and the manufacturing process and require us to negotiate a new license with Medytox for continued access to Jeuveau®. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license Jeuveau®, we may not be able to find a replacement product, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. An adverse ruling against either us or one of the other defendants of any such proceedings could adversely affect our business, financial position, results of operations, or cash flows and could also result in reputational harm. Any of these consequences could adversely affect our business and results of operations.

As discussed above, on January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. See “An exclusion order or cease and desist order issued by the ITC would terminate our ability to import Jeuveau® into, or market and sell Jeuveau® in, the United States, which would prevent us from generating revenue from our sole product, Jeuveau® is expected to result in an event of default under our credit facility with Oxford, and would materially and adversely affect our ability to carry out our business, and our financial condition and ability to continue as a going concern.”
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
While we believe that we are entitled to indemnification from Daewoong in certain circumstances, the indemnity may be expensive to pursue and may be inadequate to cover losses we may experience as a result of the Medytox Litigation or the ITC action.
With respect to each of the Medytox Litigation and the ITC action, we believe we are entitled to indemnity from Daewoong under the Daewoong Agreement. Subject to the terms of the Daewoong Agreement, Daewoong has agreed to indemnify us from and against, any and all losses, costs, expenses, liabilities and damages of every kind and nature (including, without limitation, reasonable attorney fees) arising from: (a) willful misconduct or any grossly negligent acts or omissions on the part of Daewoong or its employees or agents in performing duties obligations in connection with the Daewoong Agreement; (b) Daewoong’s breach of the Daewoong Agreement, or (c) an allegation that Jeuveau® or any Daewoong Trademark infringes or misappropriates the rights, including without limitation, intellectual property rights, of a third party; except to the extent that any such claim is caused by our own willful misconduct or grossly negligent acts or omissions. In the event of a negative outcome in either the Medytox Litigation or the ITC action we intend to pursue recovery from Daewoong under such indemnification obligations, however, the indemnity may require expensive time consuming legal action to pursue, Daewoong may be unable to meet its full obligation, or the recovery may not be sufficient to address all of our losses, costs, expenses, liabilities and damages. Further, in the event we are successful in recovering from Daewoong pursuant to its indemnification obligations, the terms of the Daewoong Convertible Note provide that the amount of any indemnity obligation shall be reduced on a dollar-for-dollar basis and will be offset by the amount of the then outstanding principal amount of the Daewoong Convertible Note and any accrued but unpaid interest thereon. In the event the indemnification proves to be inadequate or while we are still pursuing recovery from Daewoong under its indemnification obligations, we may be required to seek protection under the bankruptcy laws, including a possible liquidation of its assets, or may be forced to reduce, significantly restructure or discontinue its operations entirely, any of which would have a material adverse effect on our business, financial position, results of operations, or cash flows, would cause its stock price to decline and would also result in reputational harm.
Borrowings under our credit facility could adversely affect our financial condition and restrict our operating flexibility.
On March 15, 2019, or the closing date, we entered into a credit facility with Oxford, or the lender, pursuant to which the lender will make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provides that the term loans will be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million could have been drawn, at our request, no later than September 30, 2020, upon achieving specified minimum net sales milestones with no event of default occurring. Due to the impact of Covid-19 and other factors, we did not meet the minimum net sales milestones, and therefore, did not draw the second tranche of $25.0 million. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR (London Inter-Bank Offered

Rate) rate plus 7.0%. We have agreed to pay interest only on each tranche funded pursuant to the credit facility for the first 36 months until May 2022, which will be followed by a 23-month amortization period.
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
We anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our current operating plan for the next twelve months, subject to the other risks, commitments and contingencies set forth in this Quarterly Report on Form 10-Q, including in connection with the ITC action. (see e.g., “An exclusion order or cease and desist order issued by the ITC would terminate our ability to import Jeuveau® into, or market and sell Jeuveau® in, the United States, which would prevent us from generating revenue from our sold product, Jeuveau® is expected to result in an event of default under our credit facility with Oxford, and would materially and adversely affect our ability to carry out our business, and our financial condition and ability to continue as a going concern.”) However, we may require additional funds earlier than we currently expect in the event that market acceptance of Jeuveau® is slower than expected or our sales of Jeuveau® are otherwise lower than we expect. Our currently anticipated expenditures for the commercialization of Jeuveau® may exceed existing cash, cash equivalents and investments, and we may need to seek additional debt or equity financing. Additionally, under our credit facility, in order to draw the final $25.0 million of the facility, we needed to meet a number of conditions before September 30, 2020 including maintaining compliance with covenants under the credit facility and the achievement of specified net sales targets based on a trailing six-month basis. As of September 30, 2020, we did not meet the net sales milestone to draw the second tranche. As a result, we were not be able to borrow the second tranche of the credit facility.
We may need to raise additional capital to fund our operations and continue to support both our near and long-term expenditures. Our future capital requirements depend on many factors, including:
•our ability to continue to import Jeuveau® into, and sell Jeuveau® within, the United States if the ITC affirms the initial determination of the Administrative Law Judge by entering an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States for an extended period of time;
•the potential declaration of an event of default by Oxford, and exercise of its remedies, under our credit facility in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States;
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

The recent COVID-19 outbreak, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, has adversely affected our business in a number of ways. For example, the spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and closures of our customers’ businesses, which has adversely affected our sales and operations. In response, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely when required by local jurisdictions, suspending non-essential travel and restricting in-person work-related meetings. We significantly reduced our operating expenses during this uncertain period, including through meaningful headcount reductions and temporary reductions in executive salaries. As a result of the limitations on our sales force and our headcount reductions, we expect to increasingly depend on our proprietary digital platform to support sales. Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $52.3 million, $90.0 million and $46.9 million for the nine months ended September 30, 2020, and years ended December 31, 2019 and 2018, respectively, and had an accumulated deficit as of September 30, 2020 of $265.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau® and will increase as a result of the impact of COVID-19 on our business. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
In addition, in its clinical trials, Jeuveau® was clinically tested and compared to BOTOX. Jeuveau® is the only known neurotoxin product in the United States with a 900 kDa complex other than BOTOX. We believe that aesthetic physicians’ familiarity with the 900 kDa complex’s handling, preparation and dosing will more easily facilitate incorporation of Jeuveau® into their practices. However, the ease of integration of Jeuveau® into a physician’s practice may not be as seamless as we anticipate.
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
As of September 30, 2020, we had 125 employees, all of whom constituted full-time employees. In April 2020, we announced a reduction of our headcount by approximately 100 persons, temporary reduction of executive salaries and Board of Directors fees, reduction of the size of our Board by two members and delay of the European launch of Jeuveau® until 2021. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we:
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
As of September 30, 2020, we had $74.0 million of outstanding indebtedness that bears interest at a floating rate using LIBOR as the applicable reference rate and that have maturities beyond 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and may impact the availability and cost of borrowings, including the rates we pay on our credit facility with Oxford. If LIBOR rates are no longer available or do not remain an acceptable market benchmark, any successor or replacement interest rates may perform differently, which may adversely affect our interest expenses. We may incur significant costs to transition our borrowing arrangement with Oxford from LIBOR, which may have an adverse effect on our results of operations. The effect of a transition away from LIBOR on our company cannot yet be determined, and management continues to evaluate the LIBOR exposure risks.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
As of September 30, 2020, Alphaeon 1, LLC owned approximately 25.7% of our outstanding shares of common stock. This concentrated ownership position may provide Alphaeon 1, LLC with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. This significant stock ownership may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
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
Risks Related to Our Common Stock
We and certain of our officers have been named as defendants in a recently initiated securities class action lawsuit, that could result in substantial costs and could divert management attention.
On October 16, 2020, a putative securities class action complaint was filed in the U.S. District Court for the Southern District of New York naming us and certain of our officers as defendants. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to our acquisition of the right to sell Jeuveau®, the ITC action and risks related to the ITC action. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants.

We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if these claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

The trading price of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the nine months ended September 30, 2020 has ranged from a low of $3.03 to a high of $12.21. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
•adverse developments concerning litigation pending against us, including if the ITC affirms the initial determination of the Administrative Law Judge by entering an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States;
•the potential declaration of an event of default by Oxford in the event that ITC issues a final determination affirming the initial determination of the Administrative Law Judge and imposes an exclusion order preventing us from importing Jeuveau® into the United States and a cease and desist order that would prevent us from selling Jeuveau® in the United States, which would allow Oxford to exercise its remedies such as demanding immediate repayment of our debt plus all related final and prepayment fees or obtain control of our bank and investment accounts and take the amount owed;;
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
In addition, the stock market in general, and the market for pharmaceutical, biotechnology and medical aesthetics companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. For example, after a decline in our stock price following the ITC action, we and certain of our officers were named as defendants in a class action securities lawsuit. We may also become the target of this type of litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.
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
We have 33,749,228 shares of common stock issued and outstanding as of October 26, 2020. Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
As of September 30, 2020, Alphaeon 1, LLC owned 25.7% of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Alphaeon 1, LLC is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Alphaeon 1, LLC of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
As a result, claims for indemnification by our directors and officers, including as a result of the recently filed class action securities lawsuit naming us and certain of our officers as defendants, may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
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

Evolus, Inc.

Date:	October 29, 2020	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)