Form 10-K
period 2020-12-31
Evolus, Inc.
filed 2021-03-25
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $120.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $5.30 per share for such date.

As of March 25, 2021, 43,733,316 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A Risk Factors in this Annual Report.

You should carefully consider these risks, as well as the additional risks described in other documents we file with the SEC in the future, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, which may from time to time amend, supplement or supersede the risks and uncertainties we disclose. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and are believed to be reasonable. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Annual Report on Form 10-K and the other documents we file with the SEC with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.

Summary of Risk Factors

An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Annual Report on Form 10-K prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors”, the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:

•We will require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations and as a result, there is substantial doubt about our ability to continue as a going concern.
•We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully commercialize Jeuveau®, we may never generate sufficient revenue to continue our business.
•We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.
•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, and Allergan Limited, Allergan, Inc. and Allergan Pharmaceuticals Ireland, or, collectively, Allergan, we may face litigation or lose our ability to commercialize Jeuveau® which would materially and adversely affect our ability to carry out our business, and our financial condition and ability to continue as a going concern.

•The terms of the Medytox/Allergan Settlement Agreements with Medytox and Allergan will reduce our profitability and may affect the extent of any discounts we may offer to our customers.
•Our business, financial condition and operations may be materially adversely affected by the COVID-19 outbreak or other similar outbreaks.
•We rely on the license and supply agreement, as amended, with Daewoong, which we refer to as the Daewoong Agreement, to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.
•Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
•Jeuveau® faces, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
•Jeuveau® may fail to achieve the broad degree of physician adoption and use or consumer demand necessary for commercial success.
•Our ability to market Jeuveau® is limited to use for the treatment of glabellar lines, and if we want to expand the indications for which we market Jeuveau®, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
•Third party claims of intellectual property infringement may prevent or delay our commercialization efforts and interrupt our supply of products.
•If we or any of our current or future licensors, including Daewoong, are unable to maintain, obtain or protect intellectual property rights related to Jeuveau® or any of our future product candidates, we may not be able to compete effectively in our market.
•We may need to increase the size of our organization, including our sales and marketing capabilities in order to further commercialize Jeuveau® and we may experience difficulties in managing this growth.
•We rely on our digital technology and applications and our business and operations would suffer in the event of system failures or breach by hackers.
•We are subject to extensive government regulation, and we may face delays in or not obtain regulatory approval of our product candidates and our compliance with ongoing regulatory requirements may result in significant additional expense, limit or delay regulatory approval or subject us to penalties if we fail to comply.
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
Our first commercial product is Jeuveau®, which is a proprietary 900 kilodalton, or kDa, purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Our primary market is the self-pay aesthetic market, which includes medical products purchased by physicians and other customers that are then sold to consumers or used in procedures for aesthetic indications that are not reimbursed by any third-party payor, such as Medicaid, Medicare or commercial insurance. We believe we offer customers and consumers a compelling value proposition with Jeuveau®. Currently, BOTOX (onabotulinumtoxinA) is the neurotoxin market leader, and prior to the approval of Jeuveau®, was the only known 900 kDa botulinum toxin type A complex approved in the United States. We believe aesthetic physicians generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.
United States
In February 2019, we received the approval of our first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration, or FDA. In May 2019, we commercially launched Jeuveau® in the United States, and our net sales totaled $56.5 million for fiscal year 2020 and $20.6 million for the fourth quarter of 2020.
International
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner, Clarion Medical Technologies, Inc., or Clarion.
In September 2019, we received approval from the European Commission, to market Jeuveau® in all 28 EU member states, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission, to add the 50 unit product to the existing approval obtained in September 2019. We plan to launch Jeuveau® in Europe in early 2022.
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
Within the self-pay aesthetic market, the global aesthetic neurotoxin market was estimated to generate approximately $2.5 billion of revenue in 2020 and is estimated to grow to approximately $3.8 billion in 2023. The U.S. aesthetic neurotoxin market was estimated to generate $1.3 billion in sales in 2020 and is expected to grow to approximately $2.1 billion in 2023.
We believe the growth in the medical aesthetics market is driven by a number of factors, including:
•increased use by millennials who are increasingly seeking medical aesthetic treatments and utilizing neurotoxins as an entry point for aesthetic procedures due to their minimally invasive nature;
•an aging population together with an increasing life expectancy, which is resulting in more consumers with a desire for improved appearance and well-being over a longer period of time;
•rising disposable income, with the U.S. Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 21% from December 2012 to December 2020;
•growing awareness, utilization and acceptance of elective or minimally invasive aesthetic procedures; and

•continued innovation and improved accessibility to these treatments due to an increase in the number of physicians who perform these procedures.
Within the multiple age groups that receive aesthetic neurotoxin treatments, we strategically focus our marketing efforts on the millennial segment which is the largest cohort in the U.S. population. In 2019 there were estimated to be approximately 73 million millennials, defined as individuals born between 1981 and 1996. We believe that approximately 1.7 million females between the age of 30 and 39, which includes many individuals we define as millennials, are considering neurotoxins in the next twelve months.
Our Competitive Strengths
We offer physicians and consumers a compelling value proposition because:
•Jeuveau® offers the U.S. market the first known 900 kDa neurotoxin alternative to BOTOX. The manufacture of both Jeuveau® and BOTOX starts with a 900 kDa complex, includes adding the excipients human serum albumin, or HSA, and sodium chloride, and finishes by vacuum drying. We believe Jeuveau® is the only known neurotoxin product in the United States with a 900 kDa neurotoxin complex other than BOTOX. We also believe an important component of competitiveness in the neurotoxin market relates to the characteristics associated with the 900 kDa complex and the potential of the accessory proteins to increase the effectiveness of the active toxin portion of the complex.
•Results from our TRANSPARENCY global clinical program in more than 2,100 patients provides robust data to physicians evaluating the purchase of Jeuveau®. We believe the comprehensive TRANSPARENCY clinical data set, including a head-to-head Phase III study comparing Jeuveau® and BOTOX, provides physicians with confidence in recommending Jeuveau® to their patients.
•We offer a unique technology platform. We provide a simple, personal and connected experience for physicians utilizing our proprietary technology platform. We have built and continue to improve our platform with the goal of limiting friction and enhancing the overall experience for physicians and ultimately consumers. We are modernizing the customer engagement with our proprietary “Evolus Practice” app. We not only leverage technology for operational efficiency, but more importantly, to enhance a customer’s experience. The combination of a highly specialized sales force and our technology platform is an effective and competitive model.
•Enhanced level of physician-customer interaction through a self-pay, aesthetic-only marketing strategy. We have elected to specifically target the self-pay aesthetic market. With a reduced regulatory burden compared to third-party payor reimbursed therapeutic products, there is a number of benefits that market participants in reimbursed markets are unable to achieve, such as an enhanced level of interaction with our physician-customers. Jeuveau® is the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy creates meaningful strategic advantages in the United States, including pricing and marketing flexibility. We utilize this flexibility to drive market adoption through programs such as promotional events, experience product programs and pricing strategies.
•We have strong relationships with aesthetic key opinion leaders, or KOLs. We have established relationships with aesthetic KOLs as a result of our management team’s industry experience and engagement of our clinical trial investigators. KOLs are important information resources to the general physician-customer market due to their clinical expertise, academic reputations, active clinical practices and their status as medical innovators. The broader physician community often looks to KOLs for their experience with products and procedures as part of their new product and procedure adoption process.
•Our management team has significant experience and expertise in medical aesthetics. Our management team has extensive experience in self-pay healthcare markets, in the development, market launch and commercialization of major medical products, execution and integration of business development transactions, identification of and partnerships with KOLs, and understanding of the regulatory environment of the healthcare markets. Key members of our leadership team have also served in relevant senior leadership positions with leading aesthetic companies.
Our Strategy
In May 2019, we launched Jeuveau® in the United States with our own specialty sales organization now consisting of over 70 positions between representatives, management and other sales employees and in Canada through our distribution partner,

Clarion. We plan to expand our product offerings over time through in-licensing, partnerships and acquisitions and by launching our products internationally. The key components of our strategy are:
•Pursue an aesthetic-only strategy to enhance marketing and pricing flexibility along with improving transparency for our customers.
•Leverage our strong KOL relationships to assist in scientific presentations, publications, and other methods to drive success of our commercial launch of Jeuveau®.
•Launch directly or partner outside of the United States to reach and serve physicians and consumers in those territories.
•Leverage our differentiated digital platform to efficiently open new accounts, personalize the purchasing process and efficiently deploy marketing programs at scale.
•Establish a leading medical aesthetics company with a diversified product offering by in-licensing technology, developing partnerships and potentially acquiring products.
Final Ruling by the U.S. International Trade Commission and the Subsequent Settlement Agreements
On January 30, 2019, Allergan, plc (now Allergan Limited) and Allergan, Inc., who we refer to collectively as Allergan, and Medytox, Inc., or Medytox, filed a complaint against us and Daewoong Pharmaceuticals Co., Ltd., or Daewoong in the International Trade Commission, or ITC, alleging that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter, which we refer to as the ITC Action, is entitled In the Matter of Certain Botulinum Toxin Products. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145.
On December 16, 2020, the ITC issued a final determination in the ITC Action and issued (1) a limited exclusion order prohibiting the importation of Jeuveau® into the United States for a period of 21 months and (2) a cease and desist order preventing the Company from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States for a period of 21 months. We refer to the limited exclusion order and the cease and desist order collectively as the remedial orders. The Final Determination was subject to a 60-day presidential review period before taking effect. During the presidential review period, the Company was permitted to continue importation and sales of Jeuveau® subject to payment of a bond of $441 per vial.
Effective February 18, 2021, we entered into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement and another Settlement and License Agreement with Medytox, which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements.
Under the Medytox/Allergan Settlement Agreements, we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the “Licensed Products”) in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, (ii) pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Product by or on our behalf in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States; (iv) from September 16, 2022 to September 16, 2032, pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox of 6,762,652 shares of our common stock, par value $0.00001 per share, which we issued on February 18, 2021, and (vi) enter into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements, we made certain representations and warranties and agreed to positive and negative covenants.
On March 23, 2021, we entered into a Confidential Settlement and Release Agreement with Daewoong Pharmaceuticals Co. Ltd., or Daewoong, which we refer to as the Daewoong Settlement Agreement, a Convertible Promissory Note Conversion Agreement, which we refer to as the Conversion Agreement and the Third Amendment to the Supply Agreement (which amends the Daewoong Agreement), which we refer to as the Daewoong Agreement Amendment. We refer to the Daewoong Settlement Agreement, the Conversion Agreement and the Daewoong Agreement Amendment collectively as the 2021 Daewoong Arrangement.
Under the 2021 Daewoong Arrangement, (i) Daewoong agreed to (a) pay us an amount equal to $25.5 million, (b) pay certain reasonable legal fees incurred by our litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting remedial orders), (c) cancel up to $10.5 million in aggregate milestone payments under our Daewoong Agreement, and (d) reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement; and (ii) we agreed to (y) release certain claims we may have against Daewoong or certain of its affiliates and representatives related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (z) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions. In the Conversion Agreement, among other things, the parties agreed that (i) the principal balance of the $40.0 million aggregate principal amount convertible promissory note we issued to Daewoong on July 30, 2020, which we refer to as the Daewoong Convertible Note, and accrued and unpaid interest thereon shall be automatically converted, at the conversion price of $13.00 per share, into 3,136,869 shares of our common stock; and (ii) the Daewoong Convertible Note shall be deemed cancelled and satisfied in full in connection with such conversion.
Under the Daewoong Agreement Amendment, the parties agreed to amend the Daewoong Agreement to: (i) expand the territory within which we may distribute Jeuveau® to certain countries in Europe; (ii) reduce the period of time with respect to which we are required to deliver binding forecasts to Daewoong; (iii) introduce certain limitations on Daewoong’s ability to convert our exclusive license for certain territories to a non-exclusive license in the event we fail to meet certain minimum purchase requirements for such territory; (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories; (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds; and (vi) prohibit us from sharing certain confidential information regarding Daewoong with Medytox or its affiliates or representatives.
For additional information on the final ruling by the ITC and the subsequent Settlement Agreements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Subsequent Settlement.”
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
Both studies met the primary endpoint of superiority over placebo. The percentages of responders in the intent to treat population for the composite primary endpoint, a two point or greater score composite improvement, in each of the two controlled single dose studies were:
•EV-001: 1.2% placebo, 67.5% Jeuveau®, with an absolute difference between the groups of 66.3%, 95% CI (59.0, 72.4)

•EV-002: 1.3% placebo, 70.4% Jeuveau®, with an absolute difference between the groups of 69.1%, 95% CI (61.5, 75.1)
In the EV-002 study, the adverse event, or AE, rate was 26.9% in the placebo group and 28.5% in the Jeuveau® group. Placebo and Jeuveau® groups were similar in the overall incidence of subjects who experienced one or more AEs. Four Jeuveau® subjects (4/246, 1.6%) experienced a serious adverse event, or SAE, but none were assessed as study drug related. Placebo and Jeuveau® groups were also similar in the percentages of subjects who experienced an AE assessed by the investigator as study drug related: 7.7% of placebo subjects and 9.8% of Jeuveau® subjects. The drug related eyelid and eyebrow ptosis rates in the Jeuveau® arm were 1.2% and 0.4% respectively. Overall, AEs with an incidence of 1% or greater were headache at 9.3% in the Jeuveau® groups and 7.6% in the placebo groups and eyelid ptosis at 1% in the Jeuveau® groups and 0% in the placebo groups.
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
The primary efficacy endpoint was defined as the proportion of subjects classified as responders on Day 30. A responder was a subject with a GLS score of 0 or 1, as assessed by the investigator at maximum frown. The primary analysis of the primary efficacy endpoint in the EVB-003 study showed the superiority of Jeuveau® over placebo, and established non-inferiority of Jeuveau® to BOTOX. The percentages of responders for the primary efficacy endpoint were:
•4.2% in the placebo group, 95% CI (0.0, 9.8);
•82.8% in the BOTOX group, 95% CI (78.1, 87.5); and
•87.2% in the Jeuveau® group, 95% CI (83.0, 91.5).
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
The absolute differences between the treatment groups were:
•83.1% between Jeuveau® and placebo groups, 95% CI (70.3, 89.4), (p<0.001), indicating Jeuveau® was superior to placebo; and
•4.4% between Jeuveau® and BOTOX groups, 95% CI (-1.9, 10.8), with non‑inferiority of Jeuveau® versus BOTOX concluded based on the lower bound of the 95% CI for the absolute difference exceeding -10.0%.

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

Daewoong License and Supply Agreement
On September 30, 2013, we entered into the Daewoong Agreement with Daewoong, pursuant to which Daewoong agreed to manufacture and supply Jeuveau® and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, Great Britain, European Economic Area, Switzerland, Canada, Australia, Russia, Commonwealth of Independent States, or CIS, and South Africa, each, a covered territory. Provided that if we do not apply for approvals or commence clinical trials in certain covered territories within 12 months of the Daewoong Agreement Amendment, we may no longer have rights to that covered territory. Daewoong also granted us a non-exclusive license to do the same in Japan. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million and agreed to make milestone payments upon certain confidential development and commercial milestones, including payment to Daewoong upon each of FDA and EMA approval of Jeuveau®. Under the Daewoong Agreement, the maximum aggregate amount of milestone payments that could have been owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Upon the FDA approval in February 2019 and EMA approval in September 2019, we paid $2.0 million and $1.0 million milestone payment, respectively. As of December 31, 2020, Daewoong was eligible to receive remaining contingent milestone payments of up to $10.5 million, all of which were cancelled in March 2021 as part of the Daewoong Settlement Agreement. Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
Under the Daewoong Agreement, Daewoong has agreed to supply us with Jeuveau® at an agreed-upon, transfer price, and we have agreed to make milestone payments upon completion of certain confidential development and commercial milestones. Our exclusivity is subject to certain minimum annual purchases for each covered territory upon commercialization and if we fail to meet these targets, Daewoong may, at its option, convert the exclusive license for such covered territory to a non-exclusive license. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. During the term of the Daewoong Agreement, we cannot purchase, sell or distribute any competing products in a covered territory or Japan or sell Jeuveau® outside a covered territory or Japan. We also have the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a covered territory or Japan.
The initial term of the Daewoong Agreement expires September 30, 2023, and automatically renews for unlimited additional three-year terms if we meet certain performance requirements. The Daewoong Agreement will terminate (A) upon written notice by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) without notice upon the bankruptcy or insolvency of our company.
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
Competition
Our primary competitors in the pharmaceutical market are companies offering injectable dose forms of botulinum toxin. There are only four approved injectable botulinum toxin type A neurotoxins in the United States, including Jeuveau®. There are also other injectable botulinum toxin type A products being developed for the U.S. market. We believe the primary competing products in this market include BOTOX, Dysport and Xeomin:
•BOTOX, marketed by Allergan plc, or Allergan, received FDA approval in 2002 for glabellar lines. Allergan was the first company to market neurotoxins for aesthetic purposes.
•Dysport, marketed by Galderma S.A., or Galderma, received FDA approval in 2009 for glabellar lines.

•Xeomin, marketed by Merz Pharma GmbH & Co., or Merz, received FDA approval in 2011 for glabellar lines.
We are also aware that Revance Therapeutics, Inc. has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a target date action date of November 25, 2020 under the Prescription Drug User Fee Act; however the FDA has deferred its decision on the BLA and the BLA has not yet been approved. If Revance’s BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase.
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
Seasonality
We launched Jeuveau® into the U.S. aesthetic neurotoxin market in May 2019. Given the early stage of our launch of Jeuveau®, the impact of the COVID-19 outbreak and the impact of the ITC remedial orders, we have not observed significant seasonality in our net revenue to date. However, we are aware that historically the aesthetic neurotoxin market experiences higher revenue in the second and fourth calendar quarters as compared to the first and third calendar quarters.
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
FDA Marketing Approval
The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an investigative new drug application, or IND, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed biological product for its intended use, according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements including those for the protection of human research subjects and their health and other personal information;
•submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety;
•purity and potency from results of nonclinical testing and clinical trials;

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices for the use of human cellular and tissue products;
•potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•FDA review and approval of the BLA.
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
•The Anti-Kickback Statute, which prohibit persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program;
•The Federal False Claims Act which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;
•the Federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•The Foreign Corrupt Practices Act (“FCPA”), which prohibits certain payments made to foreign government officials;
•the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;

•the Federal Physician Payments Sunshine Act, and its implementing regulations, which require that certain manufacturers of drugs, medical devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report to the CMS information related to certain payments or other transfers of value made or distributed to physicians, which is defined broadly to include other healthcare providers, teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and
•State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.
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
There are two types of MAs:
•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure.
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
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was recently amended and expanded by the California Privacy Rights Act, or the CRPA, passed on November 3, 2020. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted. Therefore, the effects of the CCPA and CPRA are significant and will likely require us to modify our data processing practices and may cause us to incur substantial costs and expenses to comply, particularly given our base of operations in California.
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
As of December 31, 2020 and March 25, 2021, Alphaeon owned 25.7% and 19.8% of our outstanding shares of common stock, respectively.
Human Capital Resources
As of December 31, 2020, we had 119 employees, all of whom are full-time in the United States, and 63% of our full-time employees were women. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have never experienced any work stoppage. We believe we have good relations with our employees.
We believe that our future success largely depends upon our continued ability to attract and retain highly qualified management and technical personnel. Talent management is critical to our ability to execute on our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits, and by programs that build connections among our employees. We continue to be committed to an inclusive culture which values equity, opportunity, and respect. In support of our inclusive culture, we offer competitive compensation and benefits, including stock awards; provide unconscious bias training to strengthen employee awareness; and strive to recruit a diverse talent pool across all levels of the organization. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included implementing a work-from-home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel.

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

Item 1A.    Risk Factors.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included in Item 8 “Financial Statements and Supplementary Data.” If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We will require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations and as a result, there is substantial doubt about our ability to continue as a going concern.
We believe that our current capital resources, after taking into account the repayment of the Oxford loan are not sufficient to meet our obligations and fund operations through at least the next 12 months. We will be required to raise additional capital to meet our operating, debt and settlement obligations coming due.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of Jeuveau® in the United States, EU and Canada and in connection with the launch of Jeuveau® in the United States and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to pay costs associated with our settlement agreements with Medytox and Allergan, payments to the founders of our company under a promissory note issued to them in 2017 and for the continued commercialization of Jeuveau® in the United States and abroad.
As described in our notes to the financial statements in this Annual Report on Form 10-K, we have incurred recurring losses and negative cash flows from operations and have an accumulated deficit at December 31, 2020 of $376.1 million, which raises substantial doubt about our ability to continue as a going concern. As of December 31, 2020, we had cash and cash equivalents of $102.6 million and short-term investments of $5.0 million. On January 4, 2021, we entered into a letter agreement with Oxford Finance, LLC, or Oxford , pursuant to which we paid Oxford $76.4 million to discharge in full all outstanding obligations, included accrued interest, under that certain Loan and Security Agreement, dated as of March 15, 2019.
In the near term, we expect expenditures associated with our settlement agreements with Medytox and Allergan, including a $15.0 million payment due in the second quarter of 2021, and a $20.0 million payment in the fourth quarter of 2021 due to the founders of our company under a promissory note issued to them in 2017. This will be partially offset by a $25.5 million payment from Daewoong to us. Additionally, we expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully commercialize Jeuveau®. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations.
If we raise additional capital through marketing and distribution arrangements, royalty financing arrangements, or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to commercialize Jeuveau® or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
In the event we are unable to raise sufficient capital to fund our commercialization efforts to achieve specified minimum sales targets under the Daewoong Agreement, we will lose exclusivity of the license that we have been granted under the Daewoong Agreement. In addition, if we are unable to raise additional capital when required or on acceptable terms, we will be required to take actions to address our liquidity needs which may include the following: significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully commercialize Jeuveau®, we may never generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product was commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to commercialize Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. We are not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $163.0 million and $90.0 million for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit as of December 31, 2020 of $376.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, and Allergan Limited, Allergan, Inc. and Allergan Pharmaceuticals Ireland, or, collectively, Allergan, we may face litigation or lose our ability to commercialize Jeuveau® which would materially and adversely affect our ability to carry out our business, and our financial condition and ability to continue as a going concern.
Effective February 18, 2021, we entered into one Settlement and License Agreement with Allergan and Medytox, which we refer to as the U.S. Settlement Agreement and into another Settlement and License Agreement with Medytox which we refer to as the ROW Settlement Agreement. Collectively, we refer to the U.S. Settlement Agreement and the ROW Settlement Agreement as the Medytox/Allergan Settlement Agreements.
Under the Medytox/Allergan Settlement Agreements we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the “Licensed Products’), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make payments of $35 million in multiple payments over two years to Allergan and Medytox, (ii) from December 16, 2020 to September 16, 2022, pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a specified dollar amount per vial sold of Licensed Product by or on behalf of the Company in the United States, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States; (iv) from September 16, 2022 to September 16, 2032, pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox 6,762,652 shares of our common stock, par value $0.00001 per share, which we issued on February 18 2021, and (vi) enter into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements we made certain representations and warranties and agreed to positive and negative covenants.
In the event we fail to comply with the terms of the Medytox/Allergan Settlement Agreements, subject to applicable cure periods, Allergan and Medytox would have the ability to terminate the Medytox/Allergan Settlement Agreements and thereby cancel the licenses granted to us and re-institute litigation against us. Any litigation may result in remedies against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, any of which would materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern.
Additionally, if Medytox or Allergan fail to comply with the terms of the Medytox/Allergan Settlement Agreements and do not dismiss the claims to be dismissed or grant the licenses or comply with the covenants and agreements under the Medytox/Allergan Settlement Agreements, it would materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. We would also be required to engage in costly and time consuming litigation in order to enforce our rights under the Medytox/Allergan Settlement Agreements.
The terms of the Medytox/Allergan Settlement Agreements will reduce our profitability and may affect the extent of any discounts we may offer to our customers.
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, our profitability will be impacted. We may be able to offset a portion of the loss of profitability by decreasing any discount to customers on Jeuveau® as compared to discounts we provided to customers prior to the Medytox/Allergan Settlement Agreements. If we reduce discounts for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.

Our business, financial condition and operations may be materially adversely affected by the COVID-19 outbreak or other similar outbreaks.
The COVID-19 outbreak and pandemic of the novel coronavirus that was first detected in Wuhan, China, in December 2019, known as COVID-19, or other similar outbreaks of contagious diseases may have material adverse effects on our business, financial condition, results of operations and cash flows.
The COVID-19 outbreak, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, has adversely affected our business in a number of ways. For example, the spread of COVID-19 in the United States has resulted and continues to result in travel restrictions impacting our sales professionals and closures of our customers’ businesses, which has adversely affected our sales and operations. In response, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely when required by local jurisdictions, suspending non-essential travel and restricting in-person work-related meetings. We significantly reduced our operating expenses during this uncertain period, including through meaningful headcount reductions and temporary reductions in executive salaries. As a result of the limitations on our sales force and our headcount reductions, we expect to increasingly depend on our proprietary digital platform to support sales. Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In May 2019, we commercially launched Jeuveau® into the highly competitive U.S. aesthetic neurotoxin market. In the long term, we expect to expand our focus to the broader self-pay healthcare market. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally our competitors have greater existing market share in the aesthetic neurotoxin product market and long standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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
Competitors and other parties may also seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a target action date of November 25, 2020 under the Prescription Drug User Fee Act; however, the FDA has deferred its decision on the BLA and the BLA has not yet been approved. If the BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
Our strategy of competing in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to self-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to self-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material effect on our business, financial condition and results of operations. Additionally, as a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, we may not be able to discount Jeuveau® to the extent that we previously provided discounts to customers without impacting our gross margins. If we increase prices for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
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
Jeuveau® may fail to achieve the broad degree of physician adoption and use or consumer demand necessary for commercial success.
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
The degree and rate of physician adoption of Jeuveau® and any future product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs, training of our customers and ability to overcome any biases physicians or consumers may have toward the use, safety and efficacy of existing products over Jeuveau®. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than we can as Jeuveau® is currently our sole product.
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
With respect to consumer demand, the treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and physician recommendations of Jeuveau® versus competitive products or procedures. Moreover, consumer demand may flucuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular, changes in demographics and social trends, and general consumer confidence and consumer discretionary spending, which may be impacted by the COVID-19 outbreak, economic and political conditions.
If Jeuveau® or any future product candidates fail to achieve the broad degree of physician adoption necessary for commercial success or the requisite consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Our ability to market Jeuveau® is limited to use for the treatment of glabellar lines, and if we want to expand the indications for which we market Jeuveau®, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
We have received regulatory approval for Jeuveau® in the United States for the treatment of moderate to severe glabellar lines. The terms of that approval restrict our ability to market or advertise Jeuveau® for other indications, which could limit physician and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market Jeuveau® for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, Allergan (now AbbVie), has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and, therefore, is able to market its product across a greater number of indications than Jeuveau®. If we are unable to obtain approval for indications in addition to our approval for glabellar lines, our marketing efforts for Jeuveau® will be severely limited. As a result, we may not generate physician and consumer demand or approval of Jeuveau®
We rely on our digital technology and applications and our business and operations would suffer in the event of computer system failures or breach by hackers.
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
Jeuveau® or any of our future product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling, result in post-approval regulatory action or in product liability lawsuits.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including regulatory authorities withdrawing approval or limiting the marketing of our products, requiring a recall of the product, requiring additional warnings on our product labeling or medication guides or instituting Risk Evaluation and Mitigation Strategies, or REMS. In order to mitigate these risks, regulatory authorities may require additional costly clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As a result of any of these actions our sales of the product may decrease significantly, we may be required to expend material amounts to comply with any requirements of the regulatory authorities, we could be sued in a product liability lawsuit and held liable for harm caused to patients, and our brand and reputation may suffer.
We face an inherent risk of product liability as a result of the commercialization of Jeuveau® and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources and result in decreased demand for Jeuveau® or any future product candidates or products we may develop, termination of clinical trial sites or entire trial programs, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants or cancellation of clinical trials and significant costs and diversion management’s time to defend the related litigation.
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
We may need to increase the size of our organization, including our sales and marketing capabilities in order to further commercialize Jeuveau® and we may experience difficulties in managing this growth.
As of December 31, 2020, we had 119 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
We face risks in building and managing a sales organization whether internally or by utilizing third parties, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, adequately provide complementary products to be offered by sales personnel, which may otherwise put us at a competitive disadvantage relative to companies with more extensive product lines, and handle any unforeseen costs and expenses. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.
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
We currently have operations in the United States and may have international operations in the future. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations.
Our international operations will also subject us to risks related to multiple, conflicting and changing laws and regulations such as privacy regulations, including General Data Protection Regulation, or GDPR, tax laws, export and import restrictions, employment laws, immigration laws, labor laws, regulatory requirements and other governmental approvals, permits and licenses. Additionally, we will face heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements. These and other factors could harm our ability to gain future revenue and, consequently, materially impact our business, operating results and financial condition.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to commercialize Jeuveau® successfully, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Lauren Silvernail, our Chief Financial Officer and Executive Vice President, Corporate Development, Rui Avelar, our Chief Medical Officer and Head of R&D, and Crystal Muilenburg, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau® or any future products we develop.
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
Our strategy is to focus exclusively on the self-pay healthcare market. This focus may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we have chosen not to offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for Jeuveau®.
For example, on December 18, 2017, we entered into the therapeutic agreement with Alphaeon, or the therapeutic agreement, relating to certain rights to the therapeutic indications of botulinum toxin products under the Daewoong Agreement. Pursuant to the therapeutic agreement, we agreed not to sell, sub-license or otherwise dispose in whole or in part the therapeutic option or the rights underlying the therapeutic option and hold the therapeutic option and the underlying rights in trust for Alphaeon. Our entry into the therapeutic agreement and the entry by Alphaeon into an agreement directly with Daewoong eliminate our ability to expand the permitted uses of botulinum toxin products for therapeutic indications.
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
We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2020, we had $246.0 million of federal NOLs and $149.1 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2020, we had federal research and development credit carryforwards of $1.5 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks Related to Our Relationship with Daewoong
We rely on the license and supply agreement, the Daewoong Agreement, with Daewoong to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.

Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S. and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau®, obtain from Daewoong all of our product supply requirements for Jeuveau® and pay to Daewoong regulatory milestone payments and other cash payments in connection with the net sales of Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license. In light of the COVID-19 outbreak and the potential loss of our ability to discount the product to levels previously provided as a result of the Medytox/Allergan Settlement Agreements, it may become more difficult for us to achieve the minimum annual purchase targets for Jeuveau® which may result in the license being converted to a non-exclusive license.
The initial term of the Daewoong Agreement will expire on September 30, 2023 in any of the aforementioned territories. The Daewoong Agreement will renew for unlimited additional three-year terms after the expiration of the initial term, only if we meet certain performance requirements during the initial term or preceding renewal term, as applicable. We or Daewoong may terminate the Daewoong Agreement if the other party breaches any of its duties or obligations and such breach continues without cure for ninety days, or thirty days in the case of a payment breach, or if we declare bankruptcy or assign our business for the benefit of creditors.
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
Moreover, Daewoong developed the manufacturing process for Jeuveau® and manufactures Jeuveau® in a recently constructed facility located in South Korea. If this facility were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, public health emergencies (such as the COVID-19 outbreak) employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility is disrupted for any other reason, such an event could jeopardize Daewoong’s ability to manufacture Jeuveau® as promptly as we or our customers expect or possibly at all. If Daewoong is unable to manufacture Jeuveau® within a timeframe that meets our and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed. Any disaster recovery and business continuity plans that we and Daewoong have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or Daewoong’s lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business
We forecast the demand for commercial quantities of our products, and if our forecasts are inaccurate, we may experience delays in shipments, increased inventory costs or inventory levels, and reduced cash flow.
We purchase Jeuveau® from Daewoong. Pursuant to the Daewoong Agreement, we submit forecasts of anticipated product orders to Daewoong and may, from time to time, submit purchase orders on the basis of these forecasting requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. In addition, we expect Daewoong to manufacture its own product, Nabota, a botulinum toxin formulation, from this facility for sale in the South Korean market and other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and Daewoong may be unable to meet our increased demand. In addition, our product will have fixed future expiration dates. If we overestimate requirements for Jeuveau®, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate requirements for Jeuveau®, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
Risks Related to Intellectual Property
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
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of Jeuveau® or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of Jeuveau® and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. For example, prior to entering into the Medytox/Allergan Settlement Agreements, we were a defendant in a lawsuit brought by in the Superior Court of the State of California, or the Medytox Litigation, and a respondent in an action filed by Allergan and Medytox in the U.S. International Trade Commission, each alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Each of the Medytox Litigation and the ITC Action diverted the attention of our senior management and were costly, in terms of legal costs and the ultimate payments and royalties to be paid under the Medytox/Allergan Settlement Agreements.
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
We are reliant on the ability of Daewoong, as the licensor of our only product, and will be reliant on future licensors of any future product candidates, to maintain their intellectual property and protect their intellectual property against misappropriation, infringement or other violation. We may not have primary control over our future licensors’ patent prosecution activities. Furthermore, we may not be allowed to comment on prosecution strategies, and patent applications may be abandoned by the patent owner without our knowledge or consent. With respect to patents that are issued to our licensors, or patents that may be issued on patent applications, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. As a licensee, we are reliant on Daewoong and our future licensors to defend any third-party claims. Our licensors may not defend or prosecute such actions as vigorously or in the manner that we would have if entitled to do so, and we will be subject to any judgment or settlement resulting from such actions. Also, a third-party may challenge the validity of our in-licensing transactions. Furthermore, even if they are unchallenged, any of our future in-licensed patents and patent applications may not adequately protect the licensors or our intellectual property or prevent others from designing around their or our claims.
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
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau® and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with GCP requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. Such changes could, among other things, require changes to manufacturing or marketing methods, changes to product labeling or promotional materials, recall, replacement, or discontinuance of one or more of our products; and additional recordkeeping.
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
As of December 31, 2020 and March 25, 2021, Alphaeon 1, LLC owned 25.7% and 19.8% of our outstanding shares of common stock, respectively. This concentrated ownership position may provide Alphaeon 1, LLC with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. This significant stock ownership may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in Alphaeon and Alphaeon 1, LLC and their positions with Alphaeon and Alphaeon 1, LLC.
Vikram Malik, Simone Blank, and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of Alphaeon and Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board of managers of Alphaeon 1, LLC. Their positions at the Alphaeon entities and the ownership of any Alphaeon entity equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for the Alphaeon entities than the decisions have for us.
These decisions include corporate opportunities; the impact that operating decisions for our business may have on the Alphaeon entities’ consolidated financial statements; the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on the Alphaeon entities’ current or future indebtedness or the covenants under that indebtedness; the timing and amount of financing efforts, whether they are debt or equity, and the amount of resulting dilution to existing shareholders; business combinations involving us; our dividend policy; management stock ownership; and the related party services and agreements between Alphaeon and us.
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with the Alphaeon entities or SCH in the future or in connection with the Alphaeon entities’ desire to enter into new commercial arrangements with third parties.

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
Our certificate of incorporation provides that, subject to any contractual provision to the contrary, Alphaeon has no obligation to refrain from: engaging in the same or similar business activities or lines of business as we do; doing business with any of our clients or consumers; or employing or otherwise engaging any of our officers or employees.
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
Risks Related to Our Common Stock
Securities class action and derivative lawsuits have been filed against us and certain of our officers and directors, which could result in substantial costs and could divert management attention.
As disclosed in Part II, Item 3 “Legal Proceedings,” we and certain of our officers have been named as defendants in a recently initiated securities class action lawsuit and we are a nominal defendant in derivative lawsuits filed against certain of our officers and directors. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We may be also be the target of this type of litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to securities act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the year ended December 31, 2020 has ranged from a low of $2.92 to a high of $12.21. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
•announcements of results of clinical trials or regulatory approval or disapproval of product candidates;
•unanticipated safety concerns related to the use of Jeuveau® or any of our future products;
•any termination or loss of rights under the Daewoong Agreement;
•the FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•adverse developments concerning our manufacturer or any future strategic partnerships;
•adverse developments concerning litigation pending against us;
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
•sales of substantial amounts of our stock by Alphaeon or other significant stockholders or our insiders, or the expectation that such sales might occur;
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
•announcements or actions taken by Alphaeon as our controlling stockholder, including sales of substantial amounts of our common stock by Alphaeon;
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
Future sales of our common stock by us, Alphaeon 1, LLC, Medytox, Daewoong or others, or the perception that such sales may occur, could depress the market price of our common stock.
We have 43,733,316 shares of common stock issued and outstanding as of March 25, 2021. Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
As of December 31, 2020 and March 25, 2021, Alphaeon 1, LLC owned 25.7% and 19.8% of our outstanding shares of common stock, respectively. As of March 25, 2021, Medytox owned 15.5% of our outstanding shares of common stock, respectively. Medytox’s shares of common stock are subject to a lock up that expires as to 25% of the shares on each of February, 16, 2022, September 16, 2023, September 16, 2024 and September 16, 2025. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act for so long as Alphaeon 1, LLC and Medytox are deemed to be our affiliate, unless the shares to be sold are registered with the SEC. The sale by Alphaeon 1, LLC or Medytox of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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

General Risk Factors
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
Item 3.     Legal Proceedings.
Medytox Litigation
On June 7, 2017, Medytox Inc., or Medytox, filed an initial complaint in the Superior Court of the State of California, or the Medytox Litigation, against, us, Alphaeon, SCH, Daewoong, Byung Kook Lee, Jae Chun Yoon, Jae Seung Yoon and Chang Woo Suh, among others, or collectively, the defendants. On August 14, 2017, Medytox filed an amended complaint against the defendants, or the amended complaint. The amended complaint alleges, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us. Medytox claimed that as a result of Daewoong’s conduct, we entered into the Daewoong Agreement instead of an agreement with Medytox to license Meditoxin.
With specific regard to us, Medytox alleged that (i) we violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to us as a result of our relationship with Daewoong, (ii) we stole the BTX strain through our possession of and refusal to return the BTX strain, (iii) we engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the BTX strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement was invalid and in violation of Medytox’s rights.
Medytox sought, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting us from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs.
Effective February 18, 2021, we, Medytox and Allergan entered into the U.S. Settlement Agreement pursuant to which we and Medytox agreed to dismiss the Medytox Litigation. On February 23, 2021, the Medytox Litigation was dismissed.
ITC Complaint
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong in the U.S. International Trade Commission, or the ITC, containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter is entitled In the Matter of Certain Botulinum Toxin Products, or the ITC Complaint. On March 6, 2019, the ITC instituted an investigation as ITC Inv. No. 337-TA-1145, or the ITC Action. The ITC complaint called for an investigation by the ITC Office of Unfair Import Investigations, or OUII, under Section 337 of the Tariff Act of 1930. The ITC complaint sought (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders.

On December 16, 2020, the ITC issued its final determination in the ITC Action. The final determination partially affirmed the Administrative Law Judge’s (“ALJ’s”) ruling in the initial determination that found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of certain manufacturing process trade secrets. The ITC also reversed the ALJ’s finding that a trade secret exists with respect to a bacterial strain. As a result, the ITC issued (1) a limited exclusion order prohibiting the importation of Jeuveau® into the United States for a period of 21 months and (2) a cease and desist order preventing the Company from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States for a period of 21 months (“Restricted Period”). We refer to the limited exclusion order and the cease and desist order collectively as, the remedial orders.
The Final Determination was subject to a 60-day presidential review period before taking effect. During the presidential review period, the Company was permitted to continue importation and sales of Jeuveau® subject to payment of a bond of $441.00 for every vial distributed in the United States. The Presidential review period ended on February 16, 2021.
Prior to the expiration of the presidential review period, we filed an emergency motion with the United States Court of Appeals for the Federal Circuit, or the Federal Circuit which issued an emergency stay which suspended the execution of the remedial order pending appeal of the ITC’s decision, briefing for which was to be due by March 5, 2021.
Effective February 18, 2021, we entered into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, pursuant to which we, Allergan and Medytox agreed to rescind the remedial orders, dismiss the ITC Action and dismiss any appeal by Evolus of the ITC Action in the Federal Circuit. As of the date of this Annual Report on Form 10-K, the ITC Action has not yet been dismissed.
For additional information about the U.S. Settlement Agreement and the Medytox/Allergan Settlement Agreements, see Item 1 “Business—Final Ruling by the U.S. International Trade Commission and the Subsequent Settlement Agreements.”
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by putative Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming us and certain of our officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the ITC Action and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). Four putative shareholders (or groups of shareholders) have since moved to be appointed lead plaintiff. Under the court’s November 13, 2020 order, defendants need not move, answer, or otherwise respond to the complaints until 60 days after a lead plaintiff is appointed and files a consolidated, amended complaint.
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of our officers and directors as defendants. The complaints allege substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On February 5, 2021, the court consolidated the actions under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PGG, and adjourned defendants’ time to move, answer, or otherwise respond to the complaints. On March 8, 2021, the parties filed a stipulation and proposed order to stay the consolidated derivative suit pending the court’s decision on defendants’ anticipated motion to dismiss the Securities Class Action.
It is possible that additional suits will be filed, or additional allegations will be made by stockholders, with respect to these same or similar or other matters and also naming us and/or our officers and directors as defendants. We believe that the complaints are without merit and intend to vigorously defend against them. However, the outcome of the legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss and accordingly have not accrued any liability associated with this action.
Other Matters
In addition to the legal proceedings set forth above, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business.

Item 4.    Mine Safety Disclosures.
Not applicable.
Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed and traded on the Nasdaq under the symbol “EOLS” since February 12, 2018.
Holders of Record
As of March 25, 2021, we had approximately 36 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
From January 1, 2019 to December 31, 2020, the period covered by this Annual Report on Form 10-K, we did not issue any unregistered securities except as previously disclosed in that certain Current Report on Form 8-K filed with the SEC on July 7, 2020.

Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2020.
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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 28 EU member states, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the existing approval obtained in September 2019. We plan to launch Jeuveau® in Europe in early 2022.
Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Subsequent Settlements
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong Pharmaceuticals Co., Ltd., or Daewoong in the ITC alleging that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter, which we refer to herein as the ITC Action, is entitled In the Matter of Certain Botulinum Toxin Products. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145.
On December 16, 2020, the ITC issued a final determination in the ITC Action and issued (1) a limited exclusion order prohibiting the importation of Jeuveau® into the United States for a period of 21 months and (2) a cease and desist order preventing the Company from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States for a period of 21 months. We refer to the limited exclusion order and the cease and desist order collectively as the remedial orders. The Final Determination was subject to a 60-day presidential review period before taking effect. During the presidential review period, we were permitted to continue importation and sales of Jeuveau® subject to payment of a bond of $441 per vial. During the Presidential Review period, we increased customer pricing significantly due to the bond amount required to keep Jeuveau® on the market. As a result, we generated nominal revenue from mid-December 2020 through mid-February 2021.
Effective February 18, 2021, we entered into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement and another Settlement and License Agreement with Medytox which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements.
Under the Medytox/Allergan Settlement Agreements, we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the “Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, (ii) pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Product by or on behalf of the Company in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States; (iv) from September 16, 2022 to September 16, 2032, pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox of 6,762,652 shares of our common stock, par value $0.00001 per share, which we issued on February 18, 2021, and (vi) entered into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements, we made certain representations and warranties and agreed to positive and negative covenants.
On March 23, 2021, we entered into a Confidential Settlement and Release Agreement with Daewoong Pharmaceuticals Co. Ltd., or Daewoong, which we refer to as the Daewoong Settlement Agreement, a Convertible Promissory Note Conversion Agreement, which we refer to as the Conversion Agreement and the Third Amendment to the Supply Agreement (which amends the Daewoong Agreement), which we refer to as the Daewoong Agreement Amendment. We refer the Daewoong Settlement Agreement, the Conversion Agreement and the Daewoong Agreement Amendment collectively as the 2021 Daewoong Arrangement.
Under the 2021 Daewoong Arrangement, (i) Daewoong agreed to (a) pay us an amount equal to $25.5 million, (b) pay certain reasonable legal fees incurred by our litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting remedial orders), (c) cancel all remaining milestone payments up to $10.5 million in aggregate under our Daewoong Agreement, and (d) reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement; and (ii) we agreed to (y) release certain claims we may have against Daewoong or certain of its affiliates and representatives related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (z) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions. In the Conversion Agreement, among other things, the parties agreed that (i) the principal balance of the $40.0 million aggregate principal amount convertible promissory note we issued to Daewoong on July 30, 2020, which we refer to as the Daewoong Convertible Note, and accrued and unpaid interest thereon shall be automatically converted, at the conversion price of $13.00 per share, into 3,136,869 shares of our common stock; and (ii) the Daewoong Convertible Note shall be deemed cancelled and satisfied in full in connection with such conversion.
Under the Daewoong Agreement Amendment, the Daewoong Agreement was amended to: (i) expand the territory within which we may distribute Jeuveau® to certain countries in Europe; (ii) reduce the period of time with respect to which we are required to deliver binding forecasts to Daewoong; (iii) introduce certain limitations on Daewoong’s ability to convert our exclusive license for certain territories to a non-exclusive license in the event we fail to meet certain minimum purchase requirements for such territory; (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories; (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds; and (vi) prohibit us from sharing certain confidential information regarding Daewoong with Medytox or its affiliates or representatives.
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, after giving effect to the offset by a certain portion thereof that will be reimbursed to us under the 2021 Daewoong Arrangement, we expect that our cost of sales and gross margin will be materially negatively impacted through September 2022 and negatively impacted to a lesser extent from September 2022 to September 2032.

Daewoong License and Supply Agreement
In 2013, we and Daewoong entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, EU, Great Britain, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. In connection with our entry into the Daewoong Agreement, we made an upfront payment to Daewoong of $2.5 million. We further agreed to make milestone payments upon achievement of certain confidential development and commercial milestones, including a confidential payment to Daewoong upon each of the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or the EMA, approval of Jeuveau®. Under the Daewoong Agreement, the maximum aggregate amount of milestone payments that could be owed to Daewoong upon the satisfaction of all milestones is $13.5 million. Upon FDA approval in February 2019 and EMA approval in September 2019, the Company paid $2.0 million and $1.0 million milestone payments, respectively. As of December 31, 2020, Daewoong was eligible to receive remaining contingent milestone payments of up to $10.5 million, all of which were cancelled under the 2021 Daewoong Arrangement in March 2021. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®. For additional information about the Daewoong Agreement, see Item 1 “Business—Daewoong License and Supply Agreement.”
Daewoong Convertible Note
On July 6, 2020, pursuant to a Convertible Promissory Note Purchase Agreement with Daewoong, we issued to Daewoong a Convertible Promissory Note for the principal amount of $40.0 million, which we refer to as the Daewoong Convertible Note, which was funded on July 30, 2020. On March 23, 2021, the outstanding principal balance, together with all accrued and unpaid interest thereon, in the amount of $40.8 million was converted, at the conversion price of $13.00 per share, into the right to receive 3,136,869 shares of our common stock under the Conversion Agreement. See “—Liquidity and Capital Resources—Daewoong Convertible Note” for further information.
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
Financial position and results of operations
The COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 have resulted in temporary business closures for many of our customers and, starting in mid-March 2020, negatively affected our sales. Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions intended to slow its spread, these elective procedures declined dramatically in March 2020 due to the temporary business closures or deferment of the elective procedures. While the impact of the COVID-19 outbreak on the U.S. aesthetic neurotoxin market was significant during the first half of 2020, we experienced an increase in sales starting in June 2020 that continued throughout the rest of 2020 as many states started easing restrictions on elective procedures and many of our customers re-opened their businesses. However, due to the uncertainty of the recovery and the increase in COVID-19 infections at the end of the 2020 and early in the first quarter of 2021, new variants of COVID-19 that have emerged and the possibility of further resurgences, and the availability, distribution and efficacy of vaccines and therapeutics for COVID-19, we cannot reasonably estimate the immediate and full impact of the COVID-19 outbreak on our ongoing business, results of operations and overall financial performance. Furthermore, even after the current COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if customers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.
In light of the negative impacts of the COVID-19 outbreak, we took the following measures in April 2020 to reduce our operating expenses to conserve our cash resources:
•delaying non-essential projects and suspending discretionary spending;
•reducing our headcount by over 100 employees;
•temporarily reducing executive salaries and Board of Directors fees;
•reducing the size of our Board by two members; and
•delaying the European launch of Jeuveau®, which is now expected in early 2022.
Asset and liability valuation
As of December 31, 2020, we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the COVID-19 outbreak and restrictions intended to slow the spread of COVID-19 are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.
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
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. In addition, see Part I. Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 outbreak.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2020	2019	Change
Revenue:
Product revenue, net	$55.8	$34.2	$21.6
Service revenue	0.7	0.7	—
Total net revenues	56.5	34.9	21.6

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	18.3	8.0	10.3
Selling, general and administrative	98.2	113.6	(15.4)
Research and development	1.7	4.0	(2.3)
Revaluation of contingent royalty obligation to Evolus Founders	(2.0)	4.2	(6.2)
Depreciation and amortization	7.0	4.1	2.9
Litigation settlement expenses	83.4	0.0	83.4
Restructuring costs	3.0	0.0	3.0
Total operating expenses	209.6	133.9	75.7
Loss from operations	(153.1)	(99.0)	(54.1)
Non operating expense, net	(9.9)	(6.1)	(3.8)
Loss before income taxes	(163.0)	(105.1)	(57.9)
Income tax expense (benefit)	0.1	(15.0)	15.1
Net loss	$(163.1)	$(90.1)	$(73.0)
Net Revenues
We commercially launched Jeuveau® and began shipping to customers in the United States in May 2019 and launched through a distribution partner in Canada in October 2019. We record the sale of Jeuveau® in Canada as service revenue on a net basis. We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of adjustments primarily for customer rebates, coupon program, rewards related to the consumer loyalty program. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues of Jeuveau® sales increased by $21.6 million to $56.5 million for the year ended December 31, 2020 from $34.9 million for the year ended December 31, 2019, primarily due to higher sales volume in the United States as partially offset by lower net average selling price. In addition, during the Presidential Review period from mid-December 2020 to mid-February 2021 of the ITC final determination, we generated nominal revenue as a result of significantly increased customer pricing due to the bond amount of $441 per 100U vial of Jeuveau® required to keep Jeuveau® on the market. As a result, we generated nominal revenue from mid-December 2020 through mid-February 2021. We anticipate that our net revenues will continue to fluctuate as we implement new marketing programs or make changes to existing programs.
Cost of Sales
Our cost of sales, primarily consist of the cost of inventory purchased from Daewoong, increased by $10.3 million to $18.3 million for the year ended December 31, 2020 from $8.0 million from the year ended December 31, 2019 primarily due to higher sales volume in 2020 as well as the depletion of inventory purchased at the one-time launch pricing in 2019. As a result of the Medytox/Allergan Settlement Agreements, cost of sales for the year ended December 31, 2020 also included royalties payable to Allergan and Medytox on the sale of Jeuveau® commencing December 16, 2020. We anticipate that our cost of sales will increase materially as we pay royalty payments to Allergan and Medytox pursuant to the Medytox/Allergan Settlement Agreements during the initial royalty period through September 2022 and will fluctuate as our revenues fluctuate, although a portion of these royalty payments will be reimbursed to us by Daewoong pursuant to the Daewoong Settlement Agreement.
Our gross profit, calculated as total net revenues less product cost of sales, as a percentage of net revenues decreased to 67.6% for the year ended December 31, 2020 from 77.1% for the year ended December 31, 2019, primarily due to changes in marketing programs in 2020, royalties under the Medytox/Allergan Settlement Agreements for the sales starting December 16, 2020 and the depletion of inventory purchased at the one-time launch pricing in 2019. We anticipate that our gross profit as a percentage of net revenues will decrease materially in the future as we pay royalty payments to Allergan and Medytox pursuant to the Medytox/Allergan Settlement Agreements during the initial royalty period through September 2022 and will fluctuate as we implement various marketing programs that may affect the average selling price of Jeuveau®. A portion of these royalty payments to Allergan and Medytox will be reimbursed to us by Daewoong pursuant to the Daewoong Settlement Agreement.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $15.4 million to $98.2 million for the year ended December 31, 2020 from $113.6 million for the year ended December 31, 2019, primarily resulting from delaying non-essential projects and suspending discretionary spending to minimize the impact of COVID-19 on our business. During the year ended December 31, 2019, we also incurred expenses under the Jeuveau® Experience Treatment, or J.E.T., program that ended in August 2019. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in sales and marketing strategies and future launches internationally.
Research and Development
Research and development expenses decreased by $2.3 million to $1.7 million for the year ended December 31, 2020 from $4.0 million for the year ended December 31, 2019. The decrease was primarily attributable to the completion of the U.S. clinical trial activities related to Jeuveau® and delaying non-essential projects and suspending discretionary spending to minimize the impact of COVID-19 on our business. We expect that our overall research and development expense will increase if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the year ended December 31, 2020 and 2019, the revaluation gain of $2.0 million and charge of $4.2 million, respectively, were primarily driven by changes in management assumptions related to revenue forecasts including the impact of the COVID-19 outbreak, discount rate reflecting changes in our cost of capital, developments in the ITC litigation and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased to $7.0 million for the year ended December 31, 2020 from $4.1 million for the year ended December 31, 2019. This was primarily attributable to amortization of the distribution right asset related to Jeuveau® over 20 years as well as amortization of the internal-use software costs over two years.
Litigation Settlement Expenses
Pursuant to settlement agreements we entered into with Allergan and Medytox in connection with the settlement of claims relating to certain intellectual property disputes related to Jeuveau® on February 18, 2021, we recorded a charge in operating expenses and related liability of $83.4 million in December 2020, of which $35.0 million will be paid in cash over the next two years and $48.4 million was settled with the issuance of 6,762,652 of shares of our common stock on February 18, 2021.
Restructuring Costs
Restructuring costs primarily included $3.0 million of termination benefits for employees we separated in April 2020 to minimize the impact of COVID-19 on our business.
Non-Operating Expense, Net

Non-operating expenses, net, increased by $3.8 million to $9.9 million for the year ended December 31, 2020 from $6.1 million for the year ended December 31, 2019, primarily due to higher interest expense on the long-term debt from Oxford Finance, LLC borrowed in March 2019 and lower interest income on our short-term investments. On January 4, 2021, we entered into a letter agreement with Oxford Finance, LLC, and paid Oxford Finance, LLC $76.4 million to discharge in full all outstanding obligations, included accrued interest.
Income Taxes (Benefit) Expense
Income tax expense was $0.1 million for the year ended December 31, 2020 compared to a benefit of $15.0 million for the year ended December 31, 2019. Upon the reclassification of the indefinite-lived IPR&D intangible asset to a definite-lived distribution right intangible asset in the first quarter of 2019 upon FDA approval of Jeuveau®, the related deferred tax liability became a source of future taxable income in the assessment of the realization of deferred tax assets, and as a result, $15.0 million of the previously existing valuation allowance was released in the year ended December 31, 2019.
Liquidity and Capital Resources
As described elsewhere in this Annual Report, we believe that our current capital resources are not sufficient to meet our obligations and fund operations through at least the next 12 months. We will be required to raise additional capital to meet our operating, debt and settlement obligations coming due. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly scale back or discontinue the commercialization of Jeuveau®, or relinquish or otherwise dispose of rights to Jeuveau® on unfavorable terms. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
We have a limited history of generating revenue from Jeuveau® and have never been profitable. As of December 31, 2020, we had an accumulated deficit of $376.1 million. We incurred net losses of $163.0 million and $90.0 million in the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® and maintain our regulatory approvals. As of December 31, 2020, we had cash and cash equivalents of $102.6 million and short-term investments of $5.0 million.
On January 4, 2021, we entered into an agreement with Oxford Finance LLC, or Oxford, pursuant to which the Company paid Oxford $76.4 million to pay off the Oxford Term Loan. On February 18, 2021, we entered into settlement agreements with Medytox, Inc., or Medytox, Allergan, Inc. and Allergan Limited, or collectively as Allergan, in connection with the ITC Action, for which we agreed to pay $15.0 million in 2021, $15.0 million in 2022 and $5.0 million in 2023 with additional terms as described below. Additionally, we are obligated to pay the Evolus Founders the promissory note of $20.0 million in November 2021.
Our financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next 12 months, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available.
Follow-On Public Offering
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
The Oxford Loan and Security Agreement
On March 15, 2019, we entered into a Loan and Security Agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender would make term loans available to us of up to $100.0 million, or the credit facility. The credit facility provided that the term loans would be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million was not borrowed. The credit facility bore an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%.
On January 4, 2021, we entered into a letter agreement, or Payoff Letter, with Oxford, pursuant to which (i) on January 4, 2021, we paid Oxford $76.4 million, or the Payoff Amount, to discharge in full all outstanding obligations, included accrued interest, under the Loan and Security agreement, and (ii) effective upon such repayment, the Loan and Security Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford, and all other obligations of and restrictions on us under the Loan and Security Agreement, terminated.
As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of approximately $4.3 million of fees comprised of (i) approximately $2.8 million of the Final Payment (as defined under the Loan and Security Agreement) and (ii) the prepayment fee of $1.5 million otherwise payable pursuant to the terms of the Loan and Security Agreement.
Contingent Promissory Note Payable to Evolus Founders
We were acquired by Strathspey Crown Holdings Group, LLC, or SCH, in 2013 and subsequently by its subsidiary, Alphaeon Corporation, or Alphaeon, by means of a stock purchase agreement, or Stock Purchase Agreement, pursuant to which Alphaeon assumed certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended, or Amended Stock Purchase Agreement, and, as a result, effective upon the closing of the our initial public offering in 2018, the Company assumed all of Alphaeon’s payment obligations under the Amended Stock Purchase Agreement. Among the payment obligations under the Amended Stock Purchase Agreement is a $20.0 million promissory note that matures in November 2021.
Contingent Royalty Obligation Payable to the Evolus Founders
On February 12, 2018, related to the acquisition of Evolus in 2013 by SCH and Alphaeon, the Company recognized a contingent royalty obligation payable to the Evolus Founders. As of December 31, 2020 and 2019, we recorded an aggregate balance of $41.5 million and $44.7 million, respectively, on our balance sheet for the payment obligation.
The Daewoong Convertible Note
On July 6, 2020, we entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the purchase and sale of a Convertible Promissory Note for the principal amount of $40.0 million, which we refer to as the Daewoong Convertible Note, which was funded on July 30, 2020. Additionally, on July 6, 2020, we, Daewoong, and Oxford Finance, LLC entered into a Subordination Agreement pursuant to which the Convertible Note will be subordinated to our obligations under that certain Loan and Security Agreement, dated as of March 15, 2019, by and between Oxford and us.
The Daewoong Convertible Note bore interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and matures on July 30, 2025, subject to earlier conversion as provided below.
As described in “—Overview—Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Subsequent Settlements,” under the Conversion Agreement, the outstanding principal balance, together with all accrued and unpaid interest thereon, in the amount of $40.8 million was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of our common stock on March 23, 2021.
Litigation Settlement
On February 18, 2021, upon entering into certain agreements in connection with the settlement of claims relating to certain intellectual property disputes related to Jeuveau®, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years and also issued 6,762,652 shares its common stock to Medytox. In addition, during period from December 16, 2020 to September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly.
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
License and Supply Agreement
In connection with the Daewoong Agreement, we are obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. As of December 31, 2020, Daewoong was eligible to receive contingent milestone payments of up to $10.5 million, all of which were cancelled under the Daewoong Agreement Amendment in March 2021.
The Daewoong Agreement also includes certain minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations were contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions.
Current and Future Capital Requirements
We have determined that our current financial condition raises substantial doubt about our ability to continue as a going concern and, as described above, we believe that our current capital resources are not sufficient to meet our obligations and fund operations through at least the next 12 months.
Until such time, if ever, as we can generate substantial product revenue to cover our costs of operations, we expect to finance our cash needs through entering into licensing or collaboration agreements with partners, other debt or equity financings or other sources of financing. Sufficient funds may not be available to us at all or on attractive terms when needed from these sources. To the extent that we raise additional capital through the future sale of equity, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. If we are unable to obtain additional funding from these or other sources when needed, we may need to significantly reduce our controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspend certain research and development, sales and marketing programs and other operational goals.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash, cash equivalents and short-term investments, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the timing and amounts of the royalty and other payments in connection with the settlement agreements with Medytox and Allergan;
•the timing and amounts of the royalty and other payments to Evolus Founders;
•the number and characteristics of any future product candidates we develop or acquire;
•our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively;
•the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with our supply chain;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patents and any other future patent litigation we may be involved in; and
•the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	Change
(in millions)
Net cash (used in) provided by:
Operating activities	$(57.9)	$(93.4)	$35.5
Investing activities	12.2	(23.4)	35.6
Financing activities	38.3	133.5	(95.2)
Change in cash and cash equivalents	(7.3)	16.7	$(24.0)
Cash and cash equivalents, beginning of period	109.9	93.2
Cash and cash equivalents, end of period	$102.6	$109.9
Operating Activities
Cash used in operating activities decreased by $35.5 million to $57.9 million for the year ended December 31, 2020 from $93.4 million for the year ended December 31, 2019. The decrease in net cash used in operating activities reflects the decrease in net loss as adjusted for non-cash items as well as timing of receipts from customers and payments to vendors in the ordinary course of business.
For the year ended year ended December 31, 2020, operating activities used $57.9 million of cash, which primarily resulted from our net loss of $163.1 million as adjusted for certain non-cash charges including $10.6 million of stock-based compensation expense, $2.1 million of provision of allowance for doubtful accounts, $2.7 million of amortization of debt discount and issuance costs, $7.0 million of depreciation and amortization and $48.4 million of non-cash portion of accrued settlement expenses, partially offset by a gain of $2.0 million in revaluation of our contingent royalty obligation. In addition, net operating assets and liabilities changed by $35.6 million primarily driven by $35.0 million of accrued settlement expenses and various timing of inventory purchases and payments, collections from customers and payments to vendors.
For the year ended year ended December 31, 2019, operating activities used $93.4 million of cash, which primarily resulted from our net loss of $90.1 million as adjusted for certain non-cash charges including $9.5 million of stock-based compensation expense, a charge of $4.2 million in revaluation of our contingent royalty obligation, $2.2 million of amortization of debt discount and issuance costs and $4.1 million of depreciation and amortization, partially offset by a gain of $15.1 million of deferred income tax provision. Net operating assets and liabilities changed by $8.5 million primarily driven by the timing of inventory purchases and payments, collections from customers and payments to vendors.
Investing Activities
Cash provided by investing activities was $12.2 million for the year ended December 31, 2020 compared to $23.4 million of cash used for the year ended December 31, 2019. The change in cash provided or used in investing activities was attributable to a decrease in purchases of short-term investments and their maturities in 2020.

Financing Activities
Cash provided by financing activities decreased by $95.2 million to $38.3 million for the year ended December 31, 2020 from $133.5 million for the year ended December 31, 2019.
For the year ended December 31, 2020, financing activities consisted of the proceeds of $40.0 million received from the Convertible Note in July 2020 as partially offset by royalty payments to Evolus Founders and debt obligations.
For the year ended year ended December 31, 2019, financing activities consisted of the proceeds of $71.7 million received from our Oxford credit facility net of discounts and issuance costs and $73.1 million from a follow-on equity offering, partially offset by a $9.7 million in royalty and milestone payments to Evolus Founders and a $3.0 million payment to Daewoong upon FDA approval of Jeuveau® in February 2019.
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
We provide customers with trade and volume discounts and prompt pay discounts that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, for the volume rebates, coupon programs and consumer loyalty program. Volume rebates are contractually offered to certain customers. Generally, the rebates payable to each customer are determined based on the contract and quarterly purchase volumes. Through the coupon program, customers receive coupons redeemable into gift cards funded by us for the benefit of consumers. The coupons are accounted for as variable consideration. We estimate the coupon redemption rates based on historical data and expectations of future redemptions prior to the coupon expiration date. The coupons are accrued based on estimated redemption rates and the volume of products purchased and recorded as a reduction to revenues on product delivery. The consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward, or Reward, that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is reversed and included in net revenue.
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
Litigation Settlement
On February 18, 2021, we entered into certain agreements in connection with the settlement of claims relating to certain intellectual property disputes relating to Jeuveau®. Pursuant the settlement agreements, we agreed to pay to Allergan and Medytox cash payments over two years and issued our common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022, we agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other territories. For the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and other territories. The royalty payments will be made quarterly. See Item 8. Financial Statements and Supplementary Data - Note 9 Commitments and Contingencies for additional details on the settlement agreements.
We recorded the costs associated with the cash payments and the issuance of our common stock in litigation settlement expenses in the statements of operations and comprehensive loss for the year ended December 31, 2020 and related liabilities in accrued litigation settlement expenses on the balance sheet as of December 31, 2020. A portion of the liabilities was settled with the issuance of our common stock subsequently in February 2021. The royalty payments are recorded as cost of sales in the statements of operations and comprehensive loss at the time the corresponding sales are recognized starting on December 16, 2020.
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
We capitalize certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying condensed balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
We review long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset or asset groups exceeds the fair value for assets to be held and used or fair value less cost to sell for assets to be disposed of. We also review the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized. There was no material impairment of long-lived assets for any periods presented.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply to us in Item 8. Financial Statements and Supplementary Data - Note 2, Basis of Presentation and Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 8.      Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Evolus, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Irvine, California
March 25, 2021

Evolus, Inc.
Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$102,562	$109,892
Short-term investments	5,000	19,911
Accounts receivable, net	9,680	10,661
Inventories	3,354	6,407
Prepaid expenses and other current assets	7,016	5,326
Total current assets	127,612	152,197
Property and equipment, net	1,297	902
Operating lease right-of-use assets	3,414	4,068
Intangible assets, net	55,297	59,638
Goodwill	21,208	21,208
Other assets	240	2,429
Total assets	$209,068	$240,442
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$9,615	$5,796
Accrued expenses	9,102	13,960
Accrued litigation settlement expenses	63,421	—
Operating lease liabilities	1,212	1,200
Contingent royalty obligation payable to Evolus Founders	3,446	3,483
Contingent promissory note payable to Evolus Founders	19,068	—
Term loan, net of discount and issuance costs	74,384	—
Total current liabilities	180,248	24,439
Accrued litigation settlement expenses	20,000	—
Operating lease liabilities	3,147	3,893
Contingent royalty obligation payable to Evolus Founders	38,100	41,200
Contingent promissory note payable to Evolus Founders	—	17,945
Term loan, net of discounts and issuance costs	—	73,508
Convertible note	40,506	—
Deferred tax liability	25	—
Total liabilities	282,026	160,985
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 33,749,228 and 33,562,665 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	303,113	292,509
Accumulated other comprehensive gain	—	6
Accumulated deficit	(376,072)	(213,059)
Total stockholders’ (deficit) equity	(72,958)	79,457
Total liabilities and stockholders’ (deficit) equity	$209,068	$240,442
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019

Revenue:
Product revenue, net	$55,802	$34,237
Service revenue	738	688
Total net revenues	56,540	34,925

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	18,299	8,014
Selling, general and administrative	98,190	113,593
Research and development	1,722	3,973
Revaluation of contingent royalty obligation to Evolus Founders	(2,007)	4,160
Depreciation and amortization	7,027	4,132
Litigation settlement expenses	83,421	—
Restructuring costs	2,956	—
Total operating expenses	209,608	133,872
Loss from operations	(153,068)	(98,947)
Other income (expense):
Interest income	635	1,839
Interest expense	(10,503)	(7,953)
Loss before income taxes	(162,936)	(105,061)
Income tax expense (benefit)	77	(15,027)
Net loss	$(163,013)	$(90,034)
Other comprehensive gain:
Unrealized (loss) gain on available-for-sale securities, net of tax	(6)	6
Comprehensive loss	$(163,019)	$(90,028)
Net loss per share, basic and diluted	$(4.83)	$(3.19)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	33,737,838	28,237,816
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	27,274,991	$1	$207,408	$—	$(123,025)	$84,384
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	5,999,550	—	73,022	—	—	73,022
Issuance of common stock in connection with the incentive equity plan	—	—	288,124	—	2,455	—	—	2,455
Stock-based compensation	—	—	—	—	9,624	—	—	9,624
Net loss	—	—	—	—	—	—	(90,034)	(90,034)
Other comprehensive gain	—	—	—	—	—	6	—	6
Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
Issuance of common stock in connection with the incentive equity plan	—	—	186,563	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,604	—	—	10,604
Net loss	—	—	—	—	—	—	(163,013)	(163,013)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balance at December 31, 2020	—	$—	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(163,013)	$(90,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,027	4,132
Stock-based compensation	10,584	9,518
Provision for bad debts	2,066	387
Amortization of discount on short-term investments	(427)	(1,038)
Amortization of operating lease right-of-use assets	654	873
Amortization of debt discount and issuance costs	2,691	2,156
Paid-in-kind interest on convertible note	506	—
Deferred income taxes	25	(15,055)
Revaluation of contingent royalty obligation to Evolus Founders	(2,007)	4,160
Non-cash portion of accrued settlement expenses	48,421	—
Changes in assets and liabilities:
Inventories	4,542	(4,482)
Accounts receivable	(1,085)	(11,048)
Prepaid expenses and other current assets	(1,690)	(1,874)
Accounts payable	2,320	183
Accrued expenses	(4,248)	9,583
Accrued settlement expenses	35,000	—
Operating lease liabilities	(734)	(654)
Other assets	1,497	(190)
Net cash used in operating activities	(57,871)	(93,383)
Cash flows from investing activities
Purchases of property and equipment	(815)	(345)
Additions to capitalized software	(2,323)	(4,222)
Purchases of short-term investments	(74,668)	(113,867)
Maturities of short-term investments	90,000	95,000
Net cash provided by (used in) investing activities	12,194	(23,434)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(1,131)	(9,677)
Proceeds from issuance of convertible note	40,000	—
Milestone payment for intangible assets	—	(3,000)
Proceeds from issuance of long-term debt, net of discounts	—	73,906
Payments for debt issuance costs	—	(2,205)
Payment for debt obligation	(522)	(1,044)
Proceeds from follow-on offering, net of underwriting fees	—	73,315
Payments for offering costs	—	(203)
Issuance of common stock in connection with incentive equity plan	—	2,455
Net cash provided by financing activities	38,347	133,547
Change in cash and cash equivalents	(7,330)	16,730
Cash and cash equivalents, beginning of period	109,892	93,162
Cash and cash equivalents, end of period	$102,562	$109,892
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for interest	$7,244	$5,166
Cash paid for income taxes	$65	$4
Non-cash investing and financing information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$5,566
Landlord paid tenant improvements	$—	$781
Financed D & O insurance payment	$—	$1,561
Capitalized software recorded in accounts payable and accrued expenses	$—	$87
Accrued offering costs, unpaid	$—	$(90)

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
Liquidity and Financial Condition
The Company believes that its current capital resources are not sufficient to meet its obligations and fund operations through at least the next 12 months from the date the accompanying financial statements are issued. The Company will be required to raise additional capital to meet its operating, debt and settlement obligations coming due. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company will be required to take action to address the Company’s liquidity needs, which may include significantly scaling back or discontinuing the commercialization of Jeuveau®, or relinquish or otherwise dispose of rights to Jeuveau® on unfavorable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next 12 months. As of December 31, 2020, the Company had $102,562 in cash and cash equivalents plus $5,000 in short-term investments and an accumulated deficit of $376,072. On January 4, 2021, the Company and Oxford Finance LLC (“Oxford”) entered into an agreement, pursuant to which the Company paid Oxford $76,447 to pay off the Oxford Term Loan. See Note 6. Oxford Term Loan for additional information. On February 18, 2021, the Company, Medytox, Inc. (“Medytox”), Allergan, Inc. and Allergan Limited (together, “Allergan”) entered into settlement agreements in connection with the International Trade Commission (“ITC”) action, for which the Company agreed to pay $15,000 in 2021, $15,000 in 2022 and $5,000 in 2023 with additional terms including specified royalty payments as described below and in Note 9. Commitments and Contingencies —Legal Proceedings. Additionally, the Company is obligated to pay the Evolus Founders the promissory note of $20,000 in November 2021. See Note 13. Related Party Transactions for more information.
On December 16, 2020, the ITC issued its final determination in the ITC Action (as defined in Note 9. Commitments and Contingencies). The final determination partially affirmed the ALJ’s ruling in the initial determination that found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of certain manufacturing process trade secrets. The ITC also reversed the ALJ’s finding that a trade secret exists with respect to a bacterial strain. As a result, the ITC issued (1) a limited exclusion order prohibiting the importation of Jeuveau® into the United States for a period of 21 months and (2) a cease and desist order preventing the Company from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States for a period of 21 months (collectively, the “Remedial Orders”). The Final Determination was subject to a 60-day presidential review period before taking effect. During the presidential review period, the Company was permitted to continue importation and sales of Jeuveau® subject to payment of a bond. Effective February 18, 2021, the Company, Medytox and Allergan entered into certain agreements in connection with the settlement of certain claims relating to or arising from the Remedial Orders, the ITC Investigation, the California Litigation, the Korea Actions (as each of such terms are defined in Note 9) and certain other matters related thereto. On March 23, 2021, the Company and

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Daewoong entered into certain agreements in connection with the ITC Action, the California Litigation, the Korea Action and the Medytox/Allergan Settlement Agreements (as each of such terms are defined in Note 9). See Note 9. Commitments and Contingencies —Legal Proceedings for additional information.
The COVID-19 outbreak that was first detected in Wuhan, China, in December 2019, has negatively impacted and disrupted the global economy and financial markets on an unprecedented scale, which could interfere with the Company’s ability to access financing when and on terms that the Company desires. In an effort to reduce operating expenses and conserve cash resources, the Company separated approximately 100 employees, temporarily reduced executive salaries and Board of Directors fees and reduced the size of its Board of Directors by two members during the year ended December 31, 2020.
The accompanying financial statements as of December 31, 2020 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate sufficient revenue. The accompanying financial statements as of December 31, 2020 did not include any adjustments that might result from the outcome of this uncertainty.
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
Risks and Uncertainties
In 2013, Evolus and Daewoong Pharmaceuticals Co. Ltd. (“Daewoong”) entered into an agreement (“Daewoong Agreement”), pursuant to which, the Company has an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, Great Britain, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. The Daewoong Agreement, and Daewoong’s rights relating to Jeuveau®, are subject to litigation. See Note 9. Commitments and Contingencies for additional information regarding such litigation.
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
The COVID-19 outbreak and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have adversely affected the Company’s business in a number of ways, which have resulted, and may continue to result, in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of approximately five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.

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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of December 31, 2020.
Contingent Royalty Obligation Payable to the Evolus Founders
The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable are determined at each reporting period end and recorded in operating expenses in the accompanying statements of operations and comprehensive loss and as a liability in the accompanying balance sheets.
Contingent Promissory Note Payable to Evolus Founders
On February 12, 2018, the Company recognized a contingent promissory note payable at present value using a discount rate for similar rated debt securities based on an estimated date that the Company believed the contingent promissory note will mature. Discount amortization related to the contingent promissory note is recorded in interest expense in the accompanying statements of operations and comprehensive loss with a corresponding increase to the non-current liabilities in the accompanying balance sheets.
Long-term Debt
Long-term debt represents the debt balance with Oxford (see Note 6. Oxford Term Loan) and the Daewoong Convertible Note (as defined in Note 7. Daewoong Convertible Note), net of debt issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
customer.  The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. For the year ended December 31, 2020 and 2019, the Company recognized $738 and $688 of revenue related to Canada sales.
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above.
Gross-to-Net Revenue Adjustments
The Company provides customers with discounts, such as trade and volume discounts and prompt pay discounts, that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, primarily for the volume based rebates, coupon and consumer loyalty programs.
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
As of December 31, 2020 and 2019, the accrued revenue contract liabilities, primarily related to volume-based rebates, coupons and consumer loyalty program, were $3,081 and $1,709, respectively, which were recorded in the accrued expenses in the accompanying balance sheets. For the years ended December 31, 2020 and 2019, provisions for rebate, coupon and consumer loyalty programs were $16,896 and $12,325, respectively, which were offset by related payments, redemptions and adjustments of $15,524 and $10,616, respectively.
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2020 and 2019, all amounts included in accounts receivable, net on the accompanying balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of December 31, 2020 or 2019. Sales commissions are included in selling, general and administrative expenses when incurred.

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
During the years ended December 31, 2020 and 2019, the Company did not recognize any revenue related to changes in transaction prices regarding its contracts with customers and did not recognize any material changes in revenue related to amounts included in contract liabilities at the beginning of the period.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of December 31, 2020 and 2019, allowance for doubtful accounts was $2,118 and $387, respectively. For the years ended December 31, 2020 and 2019, provision for bad debts was $2,066 and $387, respectively, and write-offs were $335 and $0, respectively.
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
Restructuring Costs
In April 2020, in response to the impact of COVID-19 on its business, the Company announced plans to reduce its operating expenses and separate over 100 employees. As of December 31, 2020, all separations were completed and for the year ended December 31, 2020, the Company recorded $2,956 of termination benefits as restructuring costs within operating expenses on the accompanying statements of operations and comprehensive loss.
Litigation Settlement
On February 18, 2021, upon entering into certain agreements in connection with the settlement of claims relating to certain intellectual property disputes relating to Jeuveau® (See Note 9. Commitments and Contingencies), the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years and issued 6,762,652 shares its common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022, the Company agreed to pay to Allergan and Medytox a certain royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The settlement agreements resulted in an $83,421 charge for the year ended December 31, 2020, which consisted of $35,000 in cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February 2021 and was recorded as litigation settlement expenses in the accompanying statements of operations and comprehensive loss. The related current liability of $63,421 and non-current liability of $20,000 were recorded in the accompanying balance sheets as of December 31, 2020. The royalty payments are recorded as cost of sales in the accompanying statements of operations and comprehensive loss at the time the corresponding sales are recognized starting on December 16, 2020.
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
Advertising Costs
Advertising costs are expensed as incurred and primarily include costs related to social media ads. For the years ended December 31, 2020 and 2019, the Company incurred advertising costs of $4,979 and $1,407, respectively.
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
For the years ended December 31, 2020 and 2019, excluded from the dilutive net loss per share computation were stock options of 4,407,498 and 3,977,401, respectively, non-vested RSUs of 1,173,741 and 179,758, respectively, and 3,076,923 shares and 0 shares issuable upon conversion of the Daewoong Convertible Note, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The update is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The guidance is effective for interim and annual reporting periods during the year ending December 31, 2020. Early adoption is permitted. The Company adopted the guidance in the current period, and such adoption did not have a material impact on its financial statements.
Recent Accounting Pronouncements Issued But Not Adopted
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
Note 3.    Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of December 31, 2020 and 2019, all of the Company’s investments had remaining maturities of less than 12 months.
The following is a summary of the Company’s short-term investments, considered available-for-sale:

	As of December 31, 2020
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S treasury securities	$5,000	$—	$—	$5,000

	As of December 31, 2019
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S treasury securities	$19,905	$6	$—	$19,911
As of December 31, 2020, no investments had been in a continuous unrealized loss position for more than 12 months, and the Company did not record any other-than-temporary impairments on these securities.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S treasury securities	$5,000	$5,000	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$41,546	$—	$—	$41,546

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S treasury securities	$19,911	$19,911	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,683	$—	$—	$44,683
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ended December 31, 2020.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flow method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate and (iii) the timing of payments. During the years ended December 31, 2020 and 2019, the Company utilized discount rates between 13.0% and 20.0%, reflecting changes in the Company’s risk profile. Net revenue projections were also updated to reflect changes in the timing of expected sales.  Significant increases (decreases) in discount rate would result in a significantly lower (higher) fair value measurement, which could impact materially the fair value reported on the balance sheet.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Year Ended December 31,
	2020	2019
Fair value, beginning of period	$44,683	$50,200
Payments	(1,131)	(9,677)
Change in fair value recorded in operating expenses	(2,007)	4,160
Fair value, end of period	$41,545	$44,683
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
The Company estimates the fair value of the contingent promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of December 31, 2020, the fair value of the contingent promissory note and long-term debt was estimated to be

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
$19,284 and $76,368, respectively. As of December 31, 2019, the fair value of the contingent promissory note and long-term debt was estimated to be $16,696 and $76,203, respectively. The fair value of operating lease liabilities as of December 31, 2020 and 2019 approximated their carrying value.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

		As of December 31, 2020
	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(5,650)	$53,426
Capitalized software	2	6,681	(4,810)	1,871
Intangible assets, net		65,757	(10,460)	55,297
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total		$86,965	$(10,460)	$76,505

		As of December 31, 2019
	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(2,679)	$56,397
Capitalized software	2	4,415	(1,174)	3,241
Intangible assets, net		63,491	(3,853)	59,638
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total		$84,699	$(3,853)	$80,846
* Intangible assets with indefinite lives have an indeterminable average life.
The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2020 that are subject to amortization:

Fiscal year
2021	4,673
2022	3,094
2023	2,955
2024	2,955
2025	2,955
Thereafter	38,665
$55,297
Distribution right represents the license and associated distribution right to develop Jeuveau®, the initial term of which expires in September 2023 and is automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. Additionally, upon FDA approval of Jeuveau® on February 1, 2019, the IPR&D project was completed and reclassified as a definite-lived distribution right intangible asset, which is amortized on a

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
straight-line basis over the estimated useful life of 20 years. The Company paid Daewoong a $2,000 milestone payment, pursuant to the Daewoong Agreement, which increased the cost basis of the distribution . In connection with EU approval of Jeuveau®, the Company paid a $1,000 milestone payment to Daewoong in the fourth quarter of fiscal year 2019, which increased the cost basis of the distribution right. Under the 2021 Daewoong Arrangement (as defined in Note 9.), there is no additional cash consideration due to Daewoong. See Note 9. Commitments and Contingencies for additional information.
For the years ended December 31, 2020 and 2019, the Company capitalized $2,266 and $4,415, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. For the years ended December 31, 2020 and 2019, total intangible assets amortization expense of $3,635 and $3,853, respectively, was recorded within depreciation and amortization on the accompanying statements of operations and comprehensive loss.
Note 5.    Accrued Expenses
Accrued expenses consisted of the following:

	Year Ended December 31,
	2020	2019
Accrued payroll and related benefits	$4,076	$5,229
Accrued revenue contract liabilities	3,081	1,709
Accrued professional services	895	5,794
Other accrued expenses	1,050	1,228
	$9,102	$13,960
Note 6. Oxford Term Loan
On March 15, 2019, the Company entered into a credit facility of up to $100,000 with Oxford (“Loan Agreement”). Pursuant to the terms of the Loan Agreement, the lender extended term loans (the “Oxford Term Loans”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 could have been drawn, at the request of the Company, no later than September 30, 2020, upon achieving specified minimum net sales milestones based on a trailing six-month basis and no event of default. The Company did not meet the net sales milestone to draw the second tranche. The credit facility bears an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only for the first 36 months until May 2022, which is followed by a 23-month amortization period.
Upon the earliest to occur of the maturity date, the acceleration of the Oxford Term Loan, or the prepayment of the Oxford Term Loan, the Company was required to pay to Oxford a final payment of 5.5% of the full principal amount of the Oxford Term Loan funded (“Final Payment”). The Company could elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee was also paid, which would be equal to 2.0% of the amount prepaid if the prepayment occurred after March 15, 2020 and on or prior to March 15, 2021, or 1.0% of the amount prepaid if the prepayment occurred thereafter (“Prepayment Fee”). If the Oxford Term Loan was accelerated following the occurrence of an event of default, the Company was required to immediately pay to Oxford an amount equal to the sum of all outstanding principal of the Oxford Term Loan plus accrued and unpaid interest thereon through the prepayment date, the Final Payment, the Prepayment Fee and all other obligations that were due and payable, including payment of Oxford’s expenses and interest at the default rate with respect to any past due amounts.
The credit facility was secured by substantially all of the Company’s assets. The credit facility included affirmative and negative covenants applicable to the Company and any subsidiaries it may create in the future. The affirmative covenants included, among others, covenants requiring the Company to maintain its legal corporate existence and governmental approvals, deliver certain financial reports, maintain insurance coverage and satisfy certain requirements regarding deposit accounts. The negative covenants included, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and suffering a change in control, in each case subject to certain exceptions.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The credit facility also included events of default, the occurrence and continuation of which could cause interest to be charged at a default interest rate equal to the applicable rate plus 5.0% and Oxford, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the credit facility, including foreclosure against the property securing the credit facility, including the Company’s cash. These events of default included, among other things, any failure by the Company to pay principal or interest due under the credit facility, a breach of certain covenants under the credit facility, the Company’s insolvency, a material adverse change, the occurrence of any default under certain other indebtedness and one or more judgments against the Company, the institution of certain temporary or permanent relief in connection with pending litigation, or the breach, termination or other adverse events under the Daewoong Agreement. As of December 31, 2020, the Company was in compliance with its debt covenants.
At the closing date, the Company incurred $1,094 and $2,205 in debt discounts and issuance costs related to the Oxford Term Loan, respectively. Debt discounts and issuance costs related to the entire Oxford Term Loan have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs related to the Oxford Term Loan have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. The overall effective interest rate was approximately 11.6% as of December 31, 2020.
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) on January 4, 2021, the Company paid Oxford $76,447 to discharge in full all outstanding obligations, included accrued interest by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500.
As of December 31, 2020 and 2019, the borrowings outstanding under the Oxford Term Loan was classified as current liabilities and long-term debt, respectively, in the accompanying balance sheets.
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
The Daewoong Convertible Note bears interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and matures on July 30, 2025, subject to earlier conversion as provided below. Interest is initially paid in kind by adding the accrued amount thereof to the outstanding principal amount on a semi-annual basis on June 30th and December 31st of each calendar year for so long as any principal amount under the Oxford Term Loan remains outstanding and the Subordination Agreement has not been terminated. Interest will begin to be paid in cash after the Oxford Term Loan was repaid in full and the Subordination Agreement was terminated on January 4, 2021.
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
On March 23, 2021, the outstanding principal balance including interest paid in kid that was added to the outstanding principal under the terms of the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of the Company’s common stock under the Conversion Agreement. Such shares of the Company’s common stock were exempt from registration under the Securities Act by virtue of Section 3(a)(9) or Section 4(a)(2) thereof, and no commission or other remuneration was paid in connection with conversion of the Daewoong Convertible Note and any resulting issuance of shares of the Company’s common stock. After the conversion, shares owned by Daewoong, together with its affiliates and attribution parties, did not exceed 9.99% of the Company’s then outstanding common shares immediately following such issuance, as required under the terms of the Daewoong Convertible Note. See Note 9. Commitments and Contingencies for the details of the Conversion Agreement.
As of December 31, 2020, the Company was in compliance with its debt covenants.
Note 8.    Operating Leases
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
The Company also leased an office facility in Santa Barbara, California, under a non-cancelable operating lease, the payments of which included a three percent annual rent escalation clause that occurs on each June 1 anniversary. The lease for this facility expired on May 31, 2020 and the Company did not extend the term of the lease. In June 2019, the Company subleased the Santa Barbara, California facility to a third-party for a term starting on June 1, 2019 and expiring on May 31, 2020. The sublease income was not significant. Upon signing the sublease, the Company recorded an impairment charge of $80 to the right-of-use asset related to the original lease.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
For the year ended December 31, 2020, the components of operating lease expense and other quantitative information were as follows:

	Year Ended December 31,
	2020	2019
Fixed operating lease expense	$1,080	$1,080
Variable operating lease expense	40	110
Short-term operating lease expense	168	85
	$1,288	$1,275

	As of December 31,
	2020	2019
Weighted-average remaining lease term (years)	4.1	5.0
Weighted-average discount rate	9.4%	9.4%
Operating lease expenses were included in the selling, general and administration expenses in the accompanying statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying balance sheets.
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
2021	1,212
2022	1,265
2023	1,319
2024	1,376
2025	115
Total operating lease payments	5,287
Less: imputed interest	(928)
Present value of operating lease liabilities	$4,359
Note 9.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2020, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $2,137. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
In connection with the Daewoong Agreement, the Company was obligated to make future milestone payments to Daewoong for certain confidential development and commercial milestones associated with Jeuveau®. As of December 31, 2020, Daewoong is eligible to receive remaining contingent milestone payments of up to $10,500, all of which were cancelled pursuant to the Daewoong Settlement Agreement on March 23, 2021 as described below.
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
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2020 and 2019.
Medytox Litigation
The Company, Daewoong and other individuals and entities were defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) originally instituted in the Superior Court of the State of California in June 2017. With specific regard to the Company, Medytox alleged that (i) the Company has violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to the Company as a result of the Company’s relationship with Daewoong, (ii) the Company has stolen the botulinum toxin bacterial strain of Medytox through our possession of and refusal to return the botulinum toxin bacterial strain, (iii) the Company has engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the botulinum toxin bacterial strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights (the “Medytox Litigation”). Medytox sought, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting the Company from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs. As a result of the Medytox/Allergan Settlement Agreements as described below, on February 23, 2021, the case was dismissed.
ITC Case
On January 30, 2019, Allergan and Medytox filed a complaint (“ITC Complaint”) against the Company and Daewoong in the U.S. International Trade Commission (“ ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter, which is referred to herein as the ITC Action, is entitled In the Matter of Certain Botulinum Toxin Products. On March 6, 2019, the ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC Complaint called for an investigation by the ITC Office of Unfair Import Investigations, or OUII, under Section 337 of the Tariff Act of 1930. The ITC Complaint sought (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders.
On December 16, 2020, the ITC issued its final determination in the ITC Action. The final determination partially affirmed the Administrative Law Judge’s (“ALJ’s”) ruling in the initial determination that found a violation of Section 337 of the Tariff Act of 1930 had occurred by reason of a misappropriation of certain manufacturing process trade secrets. The ITC also reversed the ALJ’s finding that a trade secret exists with respect to a bacterial strain. As a result, the ITC issued (1) a limited exclusion order prohibiting the importation of Jeuveau® into the United States for a period of 21 months and (2) a cease and desist order preventing the Company from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States for a period of 21 months (“Restricted Period”).
The Final Determination was subject to a 60-day presidential review period before taking effect. During the presidential review period, the Company was permitted to continue importation and sales of Jeuveau® subject to payment of a bond of $441.00 for every vial distributed in the United States. The Presidential review period ended on February 16, 2021. Prior to

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
the expiration of the presidential review period, the Company filed an emergency motion with the United States Court of Appeals for the Federal Circuit which issued an emergency stay which suspended the execution of the remedial orders pending appeal of the ITC’s decision, briefing for which was to be due by March 5, 2021.
On February 18, 2021, the Company, Medytox and Allergan entered into certain agreements described below (the “Medytox/Allergan Settlement Agreements”) pursuant to which the Company, Allergan and Medytox agreed to rescind the Remedial Orders, dismiss the ITC Action and dismiss any appeal of the ITC Action.
On March 23, 2021, the Company and Daewoong entered into certain agreements described below (the “2021 Daewoong Arrangement”) in connection with the settlement of certain claims relating to or arising from the Remedial Orders, the ITC Action, the California Litigation, the Korea Action and certain other matters.
As of December 31, 2020, the total bond payment was $1,350, which was recorded in prepaid expenses and other current assets in the accompanying balance sheets. Pursuant to the Medytox/Allergan Settlement Agreements described below, the bond paid will be returned to the Company upon the termination of the ITC Action.
Medytox/Allergan Settlement Agreements
U.S. Settlement Agreement
Effective February 18, 2021, the Company, Allergan and Medytox entered into a Settlement and License Agreement (the “U.S. Settlement Agreement”), pursuant to which, among other things: (i) Allergan and Medytox agreed to file a petition with the ITC requesting that the ITC rescind the Remedial Orders with respect to the Company; (ii) Medytox agreed to dismiss the California Litigation; (iii) the Company, on the one hand, and Medytox and Allergan, on the other hand, agreed to mutually release certain claims they may have against one another and their respective affiliates, (iv) Allergan and Medytox granted to the Company and its agents a license to manufacture and commercialize certain products identified in the U.S. Settlement Agreement, including Jeuveau® (the “Licensed Products”), in the United States during the Restricted Period; (v) the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years; and (vi) during the Restricted Period, the Company agreed to pay to Allergan and Medytox certain confidential royalties on the sale of Licensed Products, calculated on dollar amount per vial sold of Licensed Product by or on behalf of the Company in the United States.
ROW Settlement Agreement
Effective February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement”), pursuant to which, among other things: (i) the Company and Medytox agreed to mutually release certain claims they may have against one another and their respective affiliates; (ii) Medytox granted to the Company and its agents a license to manufacture and commercialize the Licensed Products, in Canada, the European Union, Switzerland, member countries and cooperating countries of the European Economic Area, Russia, the Commonwealth of Independent States, South Africa, Australia and Japan (the “ROW Territories”) during the Restricted Period; (iii) Medytox granted to the Company and its agents a fully paid up license to manufacture and commercialize the Licensed Products in the ROW Territories and the United States from the end of the Restricted Period (the “Medytox License Period”); (iv) the Company and Medytox agreed to enter into the Share Issuance Agreement (as defined below) pursuant to which the Company would issue 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox; (v) the Company and Medytox agreed to enter into the Registration Rights Agreement (as defined below), pursuant to which the Company would grant certain registration rights to Medytox with respect to the Settlement Shares; (vi) during the Restricted Period, the Company agreed to pay to Medytox a confidential low-double digit royalty on net sales of the Licensed Products sold by or on behalf of the Company in the ROW Territories; and (vii) during the Medytox License Period, the Company agreed to pay to Medytox a confidential mid-single digit royalty percentage on net sales of the Licensed Products sold by or on behalf of the Company in the United States and the ROW Territories.
Share Issuance Agreement
In connection with the execution of the ROW Settlement Agreement, the Company and Medytox also entered into a Share Issuance Agreement effective February 18, 2021 (the “Share Issuance Agreement”). Pursuant to the Share Issuance Agreement and subject to the terms and conditions set forth therein, among other things, the Company issued to Medytox the Settlement Shares to enter into the ROW Settlement Agreement and in consideration for Medytox’s representations, warranties, and other agreements set forth in the Share Issuance Agreement. Subject to certain exceptions, the Settlement

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Shares are subject to a lockup until February 16, 2022, after which time Medytox may dispose of up to 25% of the Settlement Shares together with an additional 25% each year thereafter. All Settlement Shares may be disposed of on or after September 16, 2025.
Registration Rights Agreement
In connection with the execution of the ROW Settlement Agreement, the Company and Medytox also entered into a Registration Rights Agreement effective February 18, 2021 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, among other things, the Company agreed, after March 31, 2022, (i) to comply with certain demands by Medytox to register for sale, under the Securities Act, the Settlement Shares, and (ii) to include the Settlement Shares in certain registrations by the Company of its securities for sale under the Securities Act, to the extent requested by Medytox, in each case subject to certain customary conditions, exceptions and limitations as set forth in the Registration Rights Agreement.
In addition, Medytox’s registration rights under the Registration Rights Agreement will terminate at such time that Medytox is able to sell all of the Settlement Shares over a three-month period, or less, pursuant to an exemption to registration under the Securities Act.
2021 Daewoong Arrangement
Daewoong Settlement Agreement
On March 23, 2021, the Company and Daewoong entered into a Confidential Settlement and Release Agreement (the “Daewoong Settlement Agreement”), pursuant to which, among other things: (i) Daewoong agreed to (a) pay to the Company an amount equal to $25,500, (b) pay certain reasonable legal fees incurred by the Company’s litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting Remedial Orders), (c) cancel all remaining milestone payments up to $10,500 in aggregate, which otherwise are or may become due and payable by the Company pursuant to the Daewoong Agreement, and (d) reimburse the Company certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which the Company is required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement; and (ii) the Company agreed to (a) release, on behalf of itself and certain of its affiliates and representatives, certain claims they may have against Daewoong or certain of its affiliates and representatives related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (b) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions.
The rights and obligations of the parties under the Daewoong Settlement Agreement are subject to the parties’ execution and delivery of certain other related agreements, including the Daewoong Agreement Amendment and the Conversion Agreement (as each of such terms are defined below).
Conversion Agreement
In connection with the execution of the Settlement Agreement, the Company and Daewoong also entered into a Convertible Promissory Note Conversion Agreement (the “Conversion Agreement”), pursuant to which, among other things, the parties agreed that (i) the Principal Balance under the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40,779 shall be automatically converted, at the conversion price of $13.00 per share, 3,136,869 shares of Common Stock (the “Conversion Shares”); and (ii) the Daewoong Convertible Note shall be deemed cancelled and satisfied in full in connection with such conversion. The Company and Daewoong agreed to the conversion and issuance of the Conversion Shares in connection with the Daewoong Settlement Agreement and in consideration for the cancellation of the Daewoong Convertible Note and the other terms set forth in the Conversion Agreement.
The Conversion Shares issued to Daewoong pursuant to the Conversion Agreement were offered and issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws.
Daewoong Agreement Amendment
In connection with the execution of the Daewoong Settlement Agreement, on March 23, 2021, the Company and Daewoong also entered into the Third Amendment to the Supply Agreement (the “Daewoong Agreement Amendment”). Pursuant to the

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Daewoong Agreement Amendment, the parties amended the Daewoong Agreement to, among other things, (i) expand the territory within which the Company may distribute Jeuveau® to certain countries in Europe, (ii) reduce the period of time with respect to which the Company is required to deliver binding forecasts to Daewoong; (iii) introduce certain limitations on Daewoong’s ability to convert the Company’s exclusive license for certain territories to a non-exclusive license in the event the Company fails to meet certain minimum purchase requirements for such territory; (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories, (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds, and (vi) prohibit the Company from sharing certain confidential information of Daewoong with Medytox or its affiliates or representatives.
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by putative Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the ITC Action and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). Four putative shareholders (or groups of shareholders) have since moved to be appointed lead plaintiff. Under the court’s November 13, 2020 order, defendants need not move, answer, or otherwise respond to the complaints until 60 days after a lead plaintiff is appointed and files a consolidated, amended complaint.
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action. On February 5, 2021, the court consolidated the actions under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complains. On March 8, 2021, the parties filed a stipulation and proposed order to stay the consolidated derivative suit pending the court’s decision on the defendants’ anticipated motion to dismiss the Securities Class Action.
It is possible that additional suits will be filed, or additional allegations will be made by stockholders, with respect to these same or similar or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes that the complaints are without merit and intends to vigorously defend against it. However, the outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, management cannot reasonably estimate a range of loss and accordingly has not accrued any liability associated with this action.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2020, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of December 31, 2020, 33,749,228 shares were issued and outstanding.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
On November 21, 2017, the board of directors and the then-sole stockholder of the Company approved the Company’s 2017 Omnibus Incentive Plan (the “Plan”). The Plan provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On November 21, 2020 and 2019, an additional 1,349,969 shares and 1,337,821 shares, respectively, were reserved under the evergreen provision of the Plan. As of December 31, 2020, the Company has available an aggregate of 2,049,553 shares of common stock for future issuance under the Plan.
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
The significant assumptions used in the Black-Scholes option-pricing are as follows:
•Expected Volatility. The Company has limited data regarding company‑specific historical or implied volatility of its share price. Consequently, the Company estimates its volatility based on the average historical volatility of the stock price from a set of peer companies, since our shares do not have sufficient trading history. Management considers factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.
•Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options with consideration of vesting date, contractual term, and historical experience. The expected term of “plain vanilla” options is estimated based on the midpoint between the vesting date and the end of the contractual term under the simplified method permitted by the SEC implementation guidance. The weighted‑average expected term of the Company’s options is approximately six years.
•Risk‑Free Rate. The risk‑free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero‑coupon issues with a term approximately equal to the expected life of the option being valued.
•Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The weighted-averages for assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2020	2019
Volatility	61.2%	59.3%
Risk-free interest rate	1.4%	2.4%
Expected life (years)	6.14	6.17
Dividend yield rate	—%	—%
A summary of stock option activity under the Plan for the year ended December 31, 2020 and 2019, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2018	3,257,801	$11.99	9.26	$7,119
Granted	1,321,451	18.63
Exercised	(273,734)	9.98
Cancelled/forfeited	(328,117)	15.15
Outstanding, December 31, 2019	3,977,401	14.07	8.51	7,198
Granted	1,322,119	8.89
Exercised	—
Cancelled/forfeited	(892,022)	15.62
Outstanding, December 31, 2020	4,407,498	$12.20	7.66	$50
Exercisable, December 31, 2020	1,791,136	$12.25	7.06	$—
Vested and expected to vest, December 31, 2020	4,407,498	$12.20	7.66	$50
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of our common stock over the exercise price of underlying options as of December 31, 2020 and 2019. There were no options exercised in the year ended December 31, 2020. The total intrinsic value of options exercised in the year ended December 31, 2019 was $2,311.
During the years ended December 31, 2020 and 2019, the Company recorded expenses related to stock options of $7,968 and $8,302, respectively. As of December 31, 2020, there was $13,232 of total unrecognized compensation cost, net of actual forfeitures, related to stock option-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.06 years.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
A summary of RSU activity under the Plan for the year ended December 31, 2020 and 2019, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding, December 31, 2018	271,404	$16.53
Granted	3,000	18.33
Vested	(25,125)	24.81
Forfeited	(19,409)	13.71
Outstanding, December 31, 2019	229,870	15.89
Granted	1,301,439	5.88
Vested	(186,870)	13.6
Forfeited	(170,698)	7.21
Outstanding, December 31, 2020	1,173,741	$6.42
During the years ended December 31, 2020 and 2019, the Company recorded expenses related to restricted stock units of $2,615 and $1,216, respectively. Total fair value of RSUs vested during the years ended December 31, 2020 and 2019 was $1,980 and $357, respectively. As of December 31, 2020, there was $5,187 of total unrecognized compensation cost, net of actual forfeitures, related to RSU-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.97 years.
The following table summarizes stock-based compensation expense arising from the above Plan:

	Year Ended December 31,
	2020	2019
Selling, general and administrative	$10,408	$8,862
Research and development	176	656
Total stock-based compensation expense	$10,584	$9,518
In addition, during the years ended December 31, 2020 and 2019, the Company capitalized $21 and $106, respectively, of stock-based compensation expense in capitalized software. Capitalized software is a component of intangible assets and is presented in the accompanying condensed balance sheets. See Note 4, Goodwill and Intangible Assets for capitalized software information.
Note 11. Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan covering substantially all employees. Matching contributions totaled $524 and $479 for the years ended December 31, 2020 and 2019.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Note 12.    Income Taxes
The Company’s loss before income taxes was entirely generated from its U.S. operations. The current and deferred expense is as follows:

	Year Ended December 31,
	2020	2019
Current provision:
Federal	$—	$—
State	52	28
Total current provision	52	28
Deferred (benefit) provision:
Federal	—	(10,299)
State	25	(4,756)
Total deferred provision (benefit)	25	(15,055)
Total provision (benefit) for income taxes	$77	$(15,027)
As of December 31, 2020, the Company has federal net operating loss (“NOL”) carryforwards of $246,003, of which $72,579 will begin to expire in 2034. The federal NOLs generated in 2018 and in the subsequent years in the amount of $173,424 have an indefinite carryforward period. As of December 31, 2020, the Company has state NOL carryforwards of $149,110, which will begin to expire in 2038. As of December 31, 2020, the Company has federal research and development (“R&D”) credit carryforwards of $1,464, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $1,459, which has an indefinite carryforward period.
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
In general, if a company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, utilization of its pre-change NOL carryforwards and R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. The annual limitations may result in the expiration of NOL and R&D credit carryforwards before utilization and may be material. The Company has started but has not completed an analysis to determine whether its NOL and R&D credits generated through December 31, 2020 are likely to be limited by Section 382 and 383. The Company anticipates that an ownership change as defined under Section 382 may have occurred and that the resulting limitation would significantly reduce the Company’s ability to utilize its NOL and R&D credit carryforwards before they expire. Additionally, future ownership changes under Section 382 and 383 may also limit the Company's ability to fully utilize any remaining tax benefits. The Company’s net deferred income tax assets have been offset by a valuation allowance. Therefore, any resulting reduction to the Company’s NOL and R&D credit carryforwards once the analysis is complete will be offset by a corresponding reduction of the valuation allowance and there would be no impact on the Company’s balance sheet, statement of operations, or cash flows.
The components of deferred tax assets and liabilities were as follows:

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Deferred income tax assets:
Net operating losses	$60,083	$42,756
Stock compensation	3,938	2,430
Other deferred assets	2,617	2,470
Accrued compensation	2,559	1,962
Operating lease liabilities	1,114	1,274
Accrued legal settlement	21,318	—
Contingent obligation - imputed interest	—	199
Other, net	21	12
Valuation allowance	(78,313)	(36,972)
Total deferred income tax assets	13,337	14,131
Deferred income tax liabilities:
Intangible amortization	(12,240)	(12,970)
Operating lease right-of-use assets	(873)	(1,017)
Fixed asset depreciation	(249)	(144)
Total deferred income tax liabilities	(13,362)	(14,131)
Net deferred income taxes	$(25)	$—
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
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	As of December 31,
	2020	2019
Income tax at statutory rate	$(34,217)	$(22,063)
State income taxes, net of Federal benefit	(7,232)	(3,905)
California NOL write-off	—	5,174
Revaluation of contingent royalty obligation	(513)	1,040
Meals and entertainment	366	1,002
Change in state tax rate	(242)	(1,371)
Officers' compensation	133	—
Stock compensation	616	521
Research and development tax credit	(147)	(294)
Promissory note - debt discount	(145)	128
Other, net	117	50
Valuation allowance	41,341	4,691
Income tax provision (benefit)	$77	$(15,027)

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2020	2019
Beginning balance	$2,761	$2,435
Increases to current year tax positions	163	326
Ending balance	$2,924	$2,761
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2020 and 2019. The Company’s tax returns for all years since inception are open for audit.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company does not believe that the CARES Act will have a material impact on its financial position, results of operations, or cash flows.
On December 27, 2020, the United States enacted the Consolidated Appropriations Act, which extended many of the benefits of the CARES Act that were scheduled to expire. The Company is evaluating the impact of the Consolidated Appropriations Act on its financial statements and related disclosures.
Note 13. Related Party Transactions
Services with Alphaeon
In January 2018, the Company entered into a services agreement with Alphaeon Corporation (“Alphaeon”), which is majority-owned by Strathspey Crown Holdings Group, LLC, formerly known as SCH-AEON, LLC, (“SCH”). Such services agreement became effective upon the Company’s initial public offering (“IPO”). In 2019 Alphaeon changed its name to AEON Biopharma, Inc. and contributed all of the shares it held in the Company to Alphaeon 1, LLC. The Company continues to refer to the renamed AEON Biopharma, Inc. as “Alphaeon” and Alphaeon 1, LLC as “Alphaeon 1, LLC.” The Services Agreement has a one-year term and thereafter will renew for successive one year terms unless sooner terminated by either party. The Company or Alphaeon may terminate the Services Agreement upon sixty days’ notice to the other party. There were no significant services provided under the Services Agreement after the Company’s IPO.
As of December 31, 2020 and 2019, Alphaeon owned 25.7% and 25.8% of the Company’s outstanding shares of common stock, respectively. As of December 31, 2020 and 2019, Evolus had no related party accounts receivable or payable with Alphaeon.
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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the “Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply Jeuveau® to Clarion in Canada.  Clarion was previously a wholly-owned subsidiary of Alphaeon. However, pursuant to previous agreements among Alphaeon, Clarion, and previous equity holders of Clarion, the previous equity holders of Clarion had the option, and exercised such option, to unwind Alphaeon’s acquisition

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
of Clarion. As a result, Alphaeon owes the equity holders of Clarion an unwinding fee of $9,550 (the “Unwinding Fee”). The Distribution Agreement sets forth that a portion of the proceeds received by the Company from each unit of Jeuveau® purchased by Clarion shall be paid directly to the previous equity holders of Clarion, and will reduce, on a dollar-for-dollar basis, the amount of the Unwinding Fee Alphaeon owes. In addition, Alphaeon and SCH have agreed with Clarion to pay the unpaid amount of the Unwinding Fee on December 31, 2022, if demanded by the previous equity holders of Clarion. The service revenue related to the sale of Jeuveau® through Clarion for the years ended December 31, 2020 and 2019 was recorded based on terms that were not in the scope of the Distribution Agreement. On March 23, 2021, the Company, Clarion, and Daewoong entered into an addendum to the Distribution Agreement to provide for Clarion to purchase Jeuveau® directly from Daewoong. The Company’s obligation under the Distribution Agreement to pay to the previous equity holders of Clarion is therefore cancelled. Instead, the Company receives a payment on per unit basis from Clarion for its purchase of Jeuveau® from Daewoong.

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.     Other Information.
None.

Part III
Certain information required by Part III is omitted from this annual report on Form 10‑K and is incorporated herein by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2020.

Item 10.     Directors, Executive Officers and Corporate Governance.
Except as disclosed below with respect to our Code of Conduct, the information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders.
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

Item 11.     Executive Compensation.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders.
Item 14.     Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders.
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
    (3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.2	Stockholders’ Agreement, dated as of December 14, 2017, by and among ALPHAEON Corporation, Dental Innovations BVBA, Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	4.2	1/9/18
4.3	Description of Securities					X
10.1†	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.1	1/9/18
10.2†	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.2	1/9/18
10.3†	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.3	1/9/18
10.4†	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.4	1/9/18
10.5†	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.5	1/9/18
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18
10.11+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan (Updated 2020)	10-K	001-38381	10.11	2/25/20
10.12+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18
10.13	Services Agreement, dated as of January 23, 2018, by and between ALPHAEON Corporation and the Registrant.	S-1/A	333-222478	10.12	1/25/18

10.14†	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	S-1	333-222478	10.20	1/9/18
10.15	Tax Indemnity Agreement, dated as of December 14, 2017, by and among the Registrant, J. Christopher Marmo, as the Contributors’ Representative and each of the individuals listed on the signature pages thereto.	S-1	333-222478	10.21	1/9/18
10.16†	Therapeutic Option Letter Agreement, dated December 18, 2017, by and between ALPHAEON Corporation and the Registrant.	S-1	333-222478	10.23	1/9/18
10.17+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.18+	Employment Agreement, dated as of May 29, 2018, by and between Lauren Silvernail and the Registrant.	S-1	333-226186	10.30	7/16/18
10.19+	Employment Agreement, dated August 15, 2018, by and between Rui Avelar and the Registrant.	10-K	001-38381	10.31	3/20/19
10.20	Lease, dated as of May 15, 2019, between the Registrant and 520 Newport Center Drive LLC	8-K	001-38381	10.1	5/21/19
21.1	List of Subsidiaries.	S-1	333-222478	21.1	1/9/18
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

_____________

+	Indicates management contract or compensatory plan.
†	The Registrant has omitted and filed separately with the Securities and Exchange Commission portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act of 1933, as amended, or the Securities Act.
‡	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2021.

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

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 25, 2021
David Moatazedi

/s/ Lauren P. Silvernail	Chief Financial Officer and Executive Vice President of Corporate Development (Principal Financial and Accounting Officer)	March 25, 2021
Lauren P. Silvernail

/s/ Vikram Malik	Chairman of the Board of Directors	March 25, 2021
Vikram Malik

/s/ Simone Blank	Director	March 25, 2021
Simone Blank

/s/ Robert Hayman	Director	March 25, 2021
Robert Hayman

/s/ David Gill	Director	March 25, 2021
David Gill

/s/ Peter C. Farrell, Ph.D., AM.	Director	March 25, 2021
Peter C. Farrell, Ph.D., AM.

Signature	Title	Date

/s/ Karah Parschauer	Director	March 25, 2021
Karah Parschauer