Form 10-Q
period 2021-03-31
Evolus, Inc.
filed 2021-05-12
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of May 7, 2021, 54,120,312 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements based on our current expectations, assumptions, estimates and projections about future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Quarterly Report.
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
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors”, the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
•We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully commercialize Jeuveau®, we may never generate sufficient revenue to continue our business.
•We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product, which, together with our limited operating history, make it difficult to assess our future viability.
•We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox or Allergan, we may face litigation or lose our ability to commercialize Jeuveau® which would materially and adversely affect our ability to carry out our business, and our financial condition and ability to continue as a going concern.
•The terms of the Medytox/Allergan Settlement Agreements with Medytox and Allergan will reduce our profitability and may affect our pricing and the extent of any discounts we may offer to our customers.

•Our business, financial condition and operations continues to be adversely affected by the COVID-19 outbreak.
•We rely on the license and supply agreement with Daewoong, which we refer to as the Daewoong Agreement, to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.
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

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$22,171	$102,562
Short-term investments	—	5,000
Accounts receivable, net	7,816	9,680
Inventories	2,775	3,354
Consideration receivable from Daewoong	25,500	—
Withholding tax receivable	7,263	—
Prepaid expenses	5,464	4,828
Other current assets	6,728	2,188
Total current assets	77,717	127,612
Property and equipment, net	1,217	1,297
Operating lease right-of-use assets	3,248	3,414
Intangible assets, net	53,568	55,297
Goodwill	21,208	21,208
Other assets	240	240
Total assets	$157,198	$209,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,253	$9,615
Accrued expenses	12,567	9,102
Accrued litigation settlement	30,000	63,421
Withholding tax payable	7,263	—
Operating lease liabilities	1,226	1,212
Contingent royalty obligation payable to Evolus Founders	3,985	3,446
Promissory note payable to Evolus Founders	19,354	19,068
Term loan, net of discounts and issuance costs	—	74,384
Total current liabilities	87,648	180,248
Accrued litigation settlement	5,000	20,000
Operating lease liabilities	2,936	3,147
Contingent royalty obligation payable to Evolus Founders	38,300	38,100
Convertible note	—	40,506
Deferred tax liability	25	25
Total liabilities	133,909	282,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 43,736,971 and 33,749,228 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	392,959	303,113
Accumulated deficit	(369,671)	(376,072)
Total stockholders’ equity (deficit)	23,289	(72,958)
Total liabilities and stockholders’ equity	$157,198	$209,068
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue, net	$12,241	$10,496

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	4,908	4,219
Settlement payment from Daewoong	(25,500)	—
Selling, general and administrative	20,677	31,300
Research and development	841	507
Revaluation of contingent royalty obligation payable to Evolus Founders	1,268	(9,884)
Depreciation and amortization	2,033	1,749
Total operating expenses	4,227	27,891
Income (loss) from operations	8,014	(17,395)
Other income (expense):
Interest income	—	374
Interest expense	(645)	(2,458)
Loss from extinguishment of debts, net	(968)	—
Income (loss) before income taxes:	6,401	(19,479)
Income tax expense	—	256
Net income (loss)	$6,401	$(19,735)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities, net of tax	—	219
Comprehensive income (loss)	$6,401	$(19,516)
Net income (loss) per share, basic	$0.17	$(0.59)
Net income (loss) per share, diluted	$0.16	$(0.59)
Weighted-average shares outstanding used to compute basic net income (loss) per share	37,100,897	33,720,436
Weighted-average shares outstanding used to compute diluted net income (loss) per share	41,104,627	33,720,436

See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
Issuance of common stock in connection with the incentive equity plan	—	—	165,370	—	—	—	—	—
Share-based compensation	—	—	—	—	2,665	—	—	2,665
Net loss	—	—	—	—	—	—	(19,735)	(19,735)
Other comprehensive loss	—	—	—	—	—	219	—	219
Balance at March 31, 2020	—	$—	33,728,035	$1	$295,174	$225	$(232,794)	$62,606

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
Issuance of common stock in connection with litigation settlement	—	—	6,762,652	—	48,421	—	—	48,421
Issuance of common stock for conversion of convertible note	—	—	3,136,869	—	39,808	—	—	39,808
Issuance of common stock in connection with the incentive equity plan	—	—	88,222	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,606	—	—	1,606
Net income	—	—	—	—	—	—	6,401	6,401
Balance at March 31, 2021	—	$—	43,736,971	$1	$392,959	$—	$(369,671)	$23,289

See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$6,401	$(19,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,033	1,749
Stock-based compensation	1,590	2,628
Provision for bad debts	610	2,607
Amortization of discount on short-term investments	—	(169)
Amortization of operating lease right-of-use assets	166	169
Amortization of debt discount and issuance costs	286	647
Paid-in-kind interest on convertible note	273	—
Deferred income taxes	—	256
Revaluation of contingent royalty obligation payable to Evolus Founders	1,268	(9,884)
Loss from extinguishment of debts	968	—
Changes in assets and liabilities:
Accounts receivable	1,254	(2,352)
Inventories	3,149	(1,929)
Consideration receivable from Daewoong	(25,500)	—
Prepaid expenses	(636)	1,878
Other assets	(1,657)	(14)
Accounts payable	(1,808)	332
Accrued expenses	3,465	(3,949)
Operating lease liabilities	(197)	(181)
Net cash used in operating activities	(8,335)	(27,947)
Cash flows from investing activities
Purchases of property and equipment	—	(565)
Additions to capitalized software	(215)	(935)
Purchases of short-term investments	—	(49,688)
Maturities of short-term investments	5,000	5,000
Net cash provided by (used in) investing activities	4,785	(46,188)
Cash flows from financing activities
Repayment of long term debt	(76,323)	—
Payment of contingent royalty obligation to Evolus Founders	(529)	(583)
Payment for debt obligation	—	(522)
Issuance of common stock in connection with incentive equity plan	11	—
Net cash used in financing activities	(76,841)	(1,105)
Change in cash and cash equivalents	(80,391)	(75,240)
Cash and cash equivalents, beginning of period	102,562	109,892
Cash and cash equivalents, end of period	$22,171	$34,652
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$79	$1,801
Non-cash investing and financing information:
Conversion of convertible note to equity	$39,808	$—
Issuance of common stock in exchange for accrued litigation settlement expense	$48,421	$—
Capitalized software recorded in accounts payable and accrued expenses	$7	$168
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
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net income of $6,401 for the three months ended March 31, 2021. Additionally, the Company used cash of $8,335 in operations during the three months ended March 31, 2021. As of March 31, 2021, the Company had $22,171 in cash and cash equivalents, $19,354 in current debt and an accumulated deficit of $369,671.
In January 2021, the Company paid Oxford Finance (“Oxford”) $76,447 to discharge in full all outstanding obligations, included accrued interest, and the Oxford Term Loan (as such term is defined in Note 6. Oxford Term Loan ) was extinguished. See Note 6. Oxford Term Loan for additional information.
In February 2021, the Company entered into settlement and license agreements with Medytox, Inc. (“Medytox”) and Allergan, plc and Allergan, Inc. (collectively, “Allergan”), pursuant to which the Company (1) agreed to pay Medytox and Allergan $35,000 in multiple payments over two years, including $20,000 due in the next twelve months, (2) issued Medytox 6,762,652 shares of common stock and (3) agreed to pay Medytox and Allergan certain royalties on the sale of Jeuveau®, among other terms. See Note 9. Commitments and Contingencies for additional information.
In March 2021, the Company and Daewoong entered into certain agreements, pursuant to which Daewoong (1) paid the Company an amount equal to $25,500 in April 2021 and (2) agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan, among other terms. See Note 9. Commitments and Contingencies for additional information. In addition, the outstanding Daewoong Convertible Note (as such term is defined in Note 7. Daewoong Convertible Note ), including accrued interest, in the amount of $40,779 was converted into 3,136,869 shares of the Company’s common stock. See Note 7. Daewoong Convertible Note for additional information.
In April 2021, the Company completed a follow-on public offering and issued 10,350,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,350,000 shares of common stock, at a price to the public of $9.50 per share. The Company received net proceeds of approximately $92,426 from the offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain and expand market acceptance of its product and achieve a level of revenues adequate to support its cost structure, its ability maintain regulatory approval of its product, the outcome of its ongoing litigation and its ability to operate its business and sell products without infringing third party intellectual property rights.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company believes that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying condensed financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of its equity securities, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2021 or for any other interim period.
The accompanying unaudited condensed financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 25, 2021.
Reclassifications
Certain comparative amounts for prior year have been reclassified to conform to current year presentations. Such reclassifications did not affect net income or retained earnings.
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
Risks and Uncertainties
In 2013, Evolus and Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) entered into an agreement (“Daewoong Agreement”), pursuant to which, the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, Great Britain, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 9. Commitments and Contingencies for additional information.
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
Inventories
Inventories consist of finished goods held for sale and distribution. Cost is determined based on the estimated amount payable to the Company’s supplier after accounting for any reimbursement receivable pursuant to the Daewoong Settlement Agreement (as such term is defined, and such agreement is discussed, in Note 9. Commitments and Contingencies), using the first-in, first-out method with prioritization of the items with the earliest expiration dates. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such items are defined in Note 9. Commitments and Contingencies), as partially offset by reimbursement receivable from Daewoong pursuant the Daewoong Settlement Agreement with respect to such royalties. In the three months ended March 31, 2021, the Company also recorded the settlement payment of $25,500 from Daewoong in connection with the Daewoong Settlement Agreement as part of cost of sales. See “—Litigation Settlement” for additional information.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of March 31, 2021.
Contingent Royalty Obligation Payable to the Evolus Founders
The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable are determined at each reporting period end and recorded in operating expenses in the accompanying condensed statements of operations and comprehensive income (loss) and as a liability in the condensed balance sheets.
Promissory Note Payable to Evolus Founders
On February 12, 2018, the Company recognized a promissory note payable at present value using a discount rate for similar rated debt securities. Discount amortization related to the promissory note is recorded in interest expense in the condensed statements of operations and comprehensive income (loss) with a corresponding increase to the liabilities in the condensed balance sheets.
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
For product revenue, the Company recognizes revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general and marketing expenses in the accompanying condensed statements of operations and comprehensive income (loss).

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer.  The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company did not recognize any revenues related to Canada sales for the three months ended March 31, 2021 and 2020.
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
•Coupons — The Company issued customers coupons redeemable into gift cards funded by the Company for the benefit of patients. The coupons were accounted for as variable consideration. The Company estimates the coupon redemption rates based on historical data and future expectations. The coupons were accrued based on estimated redemption rates and the volume of products purchased and were recorded as a reduction to revenues on product delivery. All issued coupons expired on June 30, 2020.
•Consumer Loyalty Program — In May 2020, the Company launched a consumer loyalty program, which allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenue at that time.
As of March 31, 2021 and December 31, 2020, the accrued revenue contract liabilities, primarily related to volume-based rebates, coupons and consumer loyalty program, were $3,111 and $3,081, respectively, which were recorded in the accrued expenses in the accompanying condensed balance sheets. For the three months ended March 31, 2021 and 2020, provisions for rebate, coupon and consumer loyalty programs were $1,823 and $10,213, respectively, which were offset by related payments, redemptions and adjustments of $1,794 and $9,443, respectively.
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2021 and December 31, 2020, all amounts included in accounts receivable, net on the accompanying condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of March 31, 2021 or December 31, 2020. Sales commissions are included in selling, general and administrative expenses when incurred.

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
During the three months ended March 31, 2021 and 2020, the Company recognized $1,515 and $0, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of March 31, 2021 and December 31, 2020, allowance for doubtful accounts was $2,564 and $2,118, respectively. For the three months ended March 31, 2021 and 2020, provision for bad debts was $610 and $2,607, respectively, and the write-off amount was $165 and $171, respectively.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022, the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly and are recorded as product cost of sales on the accompanying condensed statements of operations and comprehensive income (loss) in the periods the royalties are incurred.
The settlement agreements resulted in an $83,421 charge for the fourth quarter of 2020, which consisted of $35,000 in cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February 2021. As of March 31, 2021 and December 31, 2020, a current liability of $30,000 and $63,421, respectively, and non-current liability of $5,000 and $20,000, respectively, were recorded in the accompanying condensed balance sheets. The withholding tax associated with the issuance of common stock is recorded as a receivable with an offsetting payable on the accompanying condensed balance sheets.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which is recorded as settlement payment from Daewoong and included as part of cost of sales on the accompanying condensed statements of operations and comprehensive income (loss) for the three months ended March 31, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong also agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. The reimbursement will be received quarterly and is recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying condensed statements of operations and comprehensive income (loss).
See Note 9. Commitments and Contingencies for the details of all litigation settlement agreements.
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
The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed balance sheets and in the selling, general and administrative or research and development expenses in the condensed statements of operations and comprehensive income (loss).
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded a provision of $0 and $256 for the three months ended March 31, 2021 and 2020, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2021 and 2020, primarily as a result of the impact of a valuation allowance on its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through March 31, 2021 to materially impact its financial statements.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options, the vesting of restricted stock units and the conversion of the Daewoong Convertible Note. The dilutive effect of stock options and restricted stock units is computed under the treasury stock method. The dilutive effect of the Daewoong Convertible Note is

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
computed under the if-converted method. Potentially dilutive securities are excluded from the computations of diluted net income (loss) per share if their effect would be antidilutive.
The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2021	2020
Numerator
Net income (loss) - basic	$6,401	$(19,735)
Interest expense attributable to convertible note, net of taxes	273	—
Net income (loss) - diluted	$6,674	$(19,735)
Denominator
Weighted average common shares outstanding - basic	37,100,897	33,720,436
Dilutive effect of potential common shares from stock options, restricted stock units and convertible note	4,003,730	—
Weighted average common shares outstanding - diluted	41,104,627	33,720,436

Basic income (loss) per share	$0.17	$(0.59)
Diluted income (loss) per share	$0.16	$(0.59)
The following potentially dilutive securities have been excluded from the diluted net income (loss) per share calculations because their effect would have been antidilutive. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended March 31,
	2021	2020
Stock options	2,272,932	4,962,535
Restricted stock units	205,149	480,069
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. FASB issued this update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provisions remove certain exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the standard is effective for fiscal years beginning after December 15, 2020 and interim periods therein. The Company has adopted the guidance on the effective date of January 1, 2021. There are no material impacts to the financial statements as a result of this adoption.
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

Note 3. Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of March 31, 2021, the Company did not hold any short-term investments. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of December 31, 2020:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$5,000	$—	$—	$5,000
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$42,285	$—	$—	$42,285

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$5,000	$5,000	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$41,546	$—	$—	$41,546
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the three months ended March 31, 2021 and 2020.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate and (iii) the timing of payments. During the three months ended March 31, 2021 and 2020, the Company utilized discount rates between 13.0% and 17.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended March 31,
	2021	2020
Fair value, beginning of period	$41,546	$44,683
Payments	(529)	(583)
Change in fair value recorded in operating expenses	1,268	(9,884)
Fair value, end of period	$42,285	$34,216
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
The Company estimates the fair value of the promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of March 31, 2021, the fair value of the promissory note was estimated to be $19,624. As of December 31, 2020, the fair value of promissory note and long-term debt was $19,284 and $76,368, respectively. The fair value of operating lease liabilities as of March 31, 2021 and December 31, 2020 and the Daewoong Convertible Note as of December 31, 2020 approximated their carrying value.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(6,373)	$52,703
Capitalized software	2	6,905	(6,040)	865
Intangible assets, net		65,981	(12,413)	53,568
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of March 31, 2021		$87,189	$(12,413)	$74,776

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(5,650)	$53,426
Capitalized software	2	6,681	(4,810)	1,871
Intangible assets, net		65,757	(10,460)	55,297
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2020		$86,965	$(10,460)	$76,505
* Intangible assets with indefinite lives have an indeterminable average life.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2021 that are subject to amortization:

Fiscal year
Remaining in 2021	$3,048
2022	2,990
2023	2,955
2024	2,955
2025	2,955
Thereafter	38,665
$53,568
The Company capitalized $224 and $1,139 for the three months ended March 31, 2021 and 2020, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $1,953 and $1,603 for the three months ended March 31, 2021 and 2020, respectively, within depreciation and amortization on the accompanying condensed statements of operations and comprehensive income (loss).

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 5. Accrued Expenses
Accrued expenses consisted of:

	March 31,	December 31,
	2021	2020
Accrued payroll and related benefits	$3,112	$4,076
Accrued revenue contract liabilities	3,111	3,081
Accrued professional services	760	895
Other accrued expenses	5,584	1,050
	$12,567	$9,102

Note 6. Oxford Term Loan
On March 15, 2019, the Company entered into a credit facility of up to $100,000 with Oxford Finance (“Oxford”). Pursuant to the terms of the credit facility, the lender extended term loans (the “Oxford Term Loan”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 was not drawn. The credit facility bore an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only for the first 36 months until May 2022, followed by a 23-month amortization period.
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
At the closing date, the Company incurred $1,094 and $2,205 in debt discounts and issuance costs related to the Oxford Term Loan, respectively. Debt discounts and issuance costs related to the Oxford Term Loan were presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method.
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) on January 4, 2021, the Company paid Oxford $76,447 to discharge in full all outstanding obligations, included accrued interest by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. As a result, the Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying condensed statements of operations and comprehensive income (loss).

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
The Daewoong Convertible Note bore interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and was to mature on July 30, 2025, subject to earlier conversion as provided below. Interest was initially paid in kind by adding the accrued amount thereof to the outstanding principal amount on a semi-annual basis on June 30th

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
and December 31st of each calendar year for so long as any principal amount under the Oxford Term Loan remained outstanding and the Subordination Agreement was not terminated. Interest became payable in cash after the Oxford Term Loan was repaid in full, and the Subordination Agreement was terminated on January 4, 2021.
On March 23, 2021, the outstanding principal balance including all accrued and unpaid interest thereon, in the amount of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of the Company’s common stock under the Conversion Agreement. The conversion was accounted for as an extinguishment of debt resulting in a gain of $971, which is recorded in loss from extinguishment of debts, net on the accompanying condensed statements of operations and comprehensive income (loss). The Daewoong Convertible Note was not registered and the shares of the Company’s common stock issued upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. See Note 9. Commitments and Contingencies for the details of the Conversion Agreement.

Note 8. Operating Leases
The Company’s corporate headquarters in Newport Beach, California is leased under a five- year non-cancelable operating lease, which expires on January 31, 2025. Lease payments increase based on an annual rent escalation clause that occurs each year on February 1. The Company may, under certain circumstances, terminate the lease on the 36-month anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities. The lease with the original lessor is a modification of the existing sublease that is not accounted for as a separate contract.
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
For the three months ended March 31, 2021, the components of operating lease expense:

	Three Months Ended March 31,
	2021	2020
Fixed operating lease expense	$265	$274
Variable operating lease expense	8	15
Short-term operating lease expense	—	168
	$273	$457
The weighted-average remaining lease term was 3.8 years and weighted-average discount rate was 9.4% as of March 31, 2021.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2021, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
Remainder of 2021	$913
2022	1,265
2023	1,320
2024	1,377
2025	115
Total operating lease payments	4,990
Less: imputed interest	(828)
Present value of operating lease liabilities	$4,162

Note 9.    Commitments and Contingencies
Purchase Commitments
As of March 31, 2021, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $1,436. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
The Daewoong Agreement includes certain minimum annual purchases the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations were contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2021 and December 31, 2020.
Medytox Litigation
The Company, Daewoong and other individuals and entities were defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) originally instituted in the Superior Court of the State of California in June 2017. With specific regard to the Company, Medytox alleged that (i) the Company violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to the Company as a result of the Company’s relationship with Daewoong, (ii) the Company stole the botulinum toxin bacterial strain of Medytox through our possession of and refusal to return the botulinum toxin bacterial strain, (iii) the Company engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the botulinum toxin bacterial strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights (the “Medytox Litigation”). Medytox sought, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting the Company from using the license under the

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs. As a result of the Medytox/Allergan Settlement Agreements as described below, the case was dismissed on February 23, 2021.
ITC Case
On January 30, 2019, Allergan and Medytox filed a complaint (“ITC Complaint”) against the Company and Daewoong in the U.S. International Trade Commission (“ITC”), containing substantially similar allegations to the Medytox Litigation, specifically that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter, which is referred to herein as the ITC Action, is entitled In the Matter of Certain Botulinum Toxin Products. On March 6, 2019, the ITC instituted an investigation as ITC Inv. No. 337-TA-1145. The ITC Complaint called for an investigation by the ITC Office of Unfair Import Investigations, or OUII, under Section 337 of the Tariff Act of 1930. The ITC Complaint sought (i) an investigation pursuant to Section 337 of the Tariff Act of 1930, (ii) a hearing with the ITC on permanent relief, (iii) issuance of a limited exclusion order forbidding entry of Jeuveau® into the United States, (iv) a cease and desist order prohibiting Daewoong and us from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or otherwise transferring Jeuveau® within the United States, (v) a bond issued during the presidential review period, (vi) the return of Medytox’s trade secrets and other confidential information including the alleged stolen BTX Strain, and (vii) exclusion and cease and desist orders.
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
The Final Determination was subject to a 60-day presidential review period before taking effect. During the presidential review period, the Company was permitted to continue importation and sales of Jeuveau® subject to payment of a bond of $441.00 for every vial distributed in the United States. The Presidential review period ended on February 16, 2021. Prior to the expiration of the presidential review period, the Company filed an emergency motion with the United States Court of Appeals for the Federal Circuit which issued an emergency stay which suspended the execution of the remedial orders pending appeal of the ITC’s decision, briefing for which was to be due by March 5, 2021.
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
As of March 31, 2021, the total bond payment was $3,450, which was recorded in other current assets in the accompanying condensed balance sheets. Pursuant to the Medytox/Allergan Settlement Agreements described below, the bond paid will be returned to the Company upon the termination of the ITC Action.
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
ROW Settlement Agreement
Effective February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement”), pursuant to which, among other things: (i) the Company and Medytox agreed to mutually release certain claims they may have against one another and their respective affiliates; (ii) Medytox granted to the Company and its agents a license to manufacture and commercialize the Licensed Products, in Canada, the European Union, Switzerland, member countries and cooperating countries of the European Economic Area, Russia, the Commonwealth of Independent States, South Africa, Australia and Japan (the “ROW Territories”) during the Restricted Period; (iii) Medytox granted to the Company and its agents a fully paid up license to manufacture and commercialize the Licensed Products in the ROW Territories and the United States from the end of the Restricted Period (the “Medytox License Period”); (iv) the Company and Medytox agreed to enter into the Share Issuance Agreement (as defined below) pursuant to which the Company issued 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox; (v) the Company and Medytox agreed to enter into the Registration Rights Agreement (as defined below), pursuant to which the Company granted certain registration rights to Medytox with respect to the Settlement Shares; (vi) during the Restricted Period, the Company agreed to pay Medytox a confidential low-double digit royalty on net sales of the Licensed Products sold by or on behalf of the Company in the ROW Territories; and (vii) during the Medytox License Period, the Company agreed to pay Medytox a confidential mid-single digit royalty percentage on net sales of the Licensed Products sold by or on behalf of the Company in the United States and the ROW Territories.
Share Issuance Agreement
In connection with the execution of the ROW Settlement Agreement, the Company and Medytox entered into a Share Issuance Agreement effective February 18, 2021 (the “Share Issuance Agreement”). Pursuant to the Share Issuance Agreement and subject to the terms and conditions set forth therein, among other things, the Company issued to Medytox the Settlement Shares to enter into the ROW Settlement Agreement and in consideration for Medytox’s representations, warranties, and other agreements set forth in the Share Issuance Agreement. The Settlement Shares are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates, prevent Medytox from transferring any shares of common stock prior to February 16, 2022 and, thereafter, prohibit Medytox from transferring more than 25% of the shares it holds prior to September 16, 2023, more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. Additionally, until February 17, 2022, Medytox is required to vote all Settlement Shares that it owns (i) in any action or proposal relating to the election of directors, in line with the recommendations of the board of directors of the Company and (ii) in all other actions, at Medytox’s option either (A) in line with the recommendation of the board of directors of the Company or (ii) in the same manner and proportion as the votes made by all outstanding voting securities other than those held by Medytox, the officers and directors of the company and Alphaeon 1, LLC and its affiliates.
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
Daewoong Settlement Agreement

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On March 23, 2021, the Company and Daewoong entered into a Confidential Settlement and Release Agreement (the “Daewoong Settlement Agreement”), pursuant to which, among other things: (i) Daewoong agreed to (a) pay to the Company an amount equal to $25,500, which the Company received in April 2021, (b) pay certain reasonable legal fees incurred by the Company’s litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting Remedial Orders), (c) cancel all remaining milestone payments totaling $10,500 in aggregate, which otherwise are or may become due and payable by the Company pursuant to the Daewoong Agreement, and (d) reimburse the Company certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which the Company is required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement; and (ii) the Company agreed to (a) release, on behalf of itself and certain of its affiliates and representatives, certain claims they may have against Daewoong or certain of its affiliates and representatives related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (b) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions.
The rights and obligations of the parties under the Daewoong Settlement Agreement are subject to the parties’ execution and delivery of certain other related agreements, including the Daewoong Agreement Amendment and the Conversion Agreement (as each of such terms are defined below).
Conversion Agreement
In connection with the execution of the Settlement Agreement, the Company and Daewoong also entered into a Convertible Promissory Note Conversion Agreement (the “Conversion Agreement”), pursuant to which, among other things, (i) the Principal Balance under the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of Common Stock (the “Conversion Shares”); and (ii) the Daewoong Convertible Note was deemed cancelled and satisfied in full in connection with such conversion.
After the conversion, shares owned by Daewoong, together with its affiliates and attribution parties, did not exceed 9.99% of the Company’s then outstanding common shares immediately following such issuance, as required under the terms of the Daewoong Convertible Note.
Daewoong Agreement Amendment
In connection with the execution of the Daewoong Settlement Agreement, on March 23, 2021, the Company and Daewoong also entered into the Third Amendment to the Supply Agreement (the “Daewoong Agreement Amendment”). Pursuant to the Daewoong Agreement Amendment, the parties amended the Daewoong Agreement to, among other things, (i) expand the territory within which the Company may distribute Jeuveau® to certain countries in Europe, (ii) reduce the period of time with respect to which the Company is required to deliver binding forecasts to Daewoong; (iii) introduce certain limitations on Daewoong’s ability to convert the Company’s exclusive license for certain territories to a non-exclusive license in the event the Company fails to meet certain minimum purchase requirements for such territory; (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories, (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds, and (vi) prohibit the Company from sharing certain confidential information of Daewoong with Medytox or its affiliates or representatives.
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the ITC Action and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). Four putative shareholders (or groups of shareholders) have since moved to be appointed lead plaintiff. Under the court’s November 13, 2020 order, defendants need not move, answer, or otherwise respond to the complaints until 60 days after a lead plaintiff is appointed and files a consolidated, amended complaint.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complains. On March 8, 2021, the parties filed a stipulation and proposed order to stay the consolidated derivative suit pending the court’s decision on the defendants’ anticipated motion to dismiss the Securities Class Action.
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
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company served a written response to the stockholder’s demand on March 29, 2021. Discussions concerning the scope of the stockholder’s demand are ongoing.
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

Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2021, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2021, 43,736,971 shares were issued and outstanding.
On February 28, 2021, the Company issued 6,762,652 shares of common stock to Medytox pursuant to the Share Issuance Agreement. See Note 9. Commitments and Contingencies for additional information.
On March 25, 2021, the Company issued 3,136,869 shares of common stock to Daewoong in connection with the conversion of Daewoong Convertible Note. See Note 7. Daewoong Convertible Note for additional information.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
In April 2021, the Company completed a follow-on public offering and issued 10,350,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,350,000 shares of common stock, at a price to the public of $9.50 per share. The Company received net proceeds of approximately $92,426 from the offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). As of March 31, 2021, the Company has available an aggregate of 1,418,778 shares of common stock for future issuance under the Plan.
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
The weighted-averages assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2021	2020
Volatility	71.0%	59.3%
Risk-free interest rate	0.99%	1.61%
Expected life (years)	6.25	6.25
Dividend yield rate	—%	—%
A summary of stock option activity under the Plan for the three months ended March 31, 2021, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2020	4,407,498	$12.20	7.66	$50
Granted	41,600	9.90
Exercised	(29,621)	12.09
Canceled/forfeited	(403,395)	14.64
Outstanding, March 31, 2021	4,016,082	$11.94	7.13	$12,033
Exercisable, March 31, 2021	2,165,685	$12.49	6.47	$5,737

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of our common stock over the exercise price of underlying options as of March 31, 2021 and December 31, 2020.
A summary of RSU activity under the Plan for the three months ended March 31, 2021, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2020	1,173,741	$6.42
Granted	1,459,919
Vested	(80,952)
Forfeited	(444,998)
Outstanding, March 31, 2021	2,107,710	$6.76
The following table summarizes stock-based compensation expense arising from the above Plan:

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative	$1,576	$2,540
Research and development	14	88
	$1,590	$2,628

Note 11.    Related Party Transactions
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
Exclusive Distribution and Supply Agreement with Clarion Medical Technologies Inc.
On November 30, 2017, the Company entered into an exclusive distribution and supply agreement (the “Distribution Agreement”), with Clarion Medical Technologies Inc. (“Clarion”). The Distribution Agreement provides terms pursuant to which the Company will exclusively supply Jeuveau® to Clarion in Canada. On March 23, 2021, the Company, Clarion, and Daewoong entered into an addendum to the Distribution Agreement to provide for Clarion to purchase Jeuveau® directly from Daewoong. Commencing March 23, 2021, Clarion is required to pay the Company on a per unit basis for its purchase of Jeuveau® from Daewoong.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed financial statements and related notes include in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 28 EU member states plus Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We plan to launch Jeuveau® in Europe in early 2022.
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
Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Settlements
On January 30, 2019, Allergan and Medytox filed a complaint against us and Daewoong Pharmaceutical Co., Ltd., or Daewoong, in the ITC alleging that Jeuveau® is manufactured based on misappropriated trade secrets of Medytox and therefore the importation of Jeuveau® is an unfair act. The ITC matter, which we refer to herein as the ITC Action, is entitled In the Matter of Certain Botulinum Toxin Products. The ITC instituted an investigation as ITC Inv. No. 337-TA-1145.
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
Under the Medytox/Allergan Settlement Agreements, we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the “Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, (ii) pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Product by or on behalf of the Company in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States; (iv) from September 16, 2022 to September 16, 2032, pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue Medytox 6,762,652 shares of our common stock, par value $0.00001 per share, which we issued on February 18, 2021, and (vi) entered into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements, we made certain representations and warranties and agreed to positive and negative covenants.
On March 23, 2021, we entered into a Confidential Settlement and Release Agreement with Daewoong, which we refer to as the Daewoong Settlement Agreement, a Convertible Promissory Note Conversion Agreement, which we refer to as the Conversion Agreement and the Third Amendment to the Supply Agreement (which amends the Daewoong Agreement), which we refer to as the Daewoong Agreement Amendment. We refer to the Daewoong Settlement Agreement, the Conversion Agreement and the Daewoong Agreement Amendment collectively as the 2021 Daewoong Arrangement.
Under the 2021 Daewoong Arrangement, (i) Daewoong (a) paid us an amount equal to $25.5 million in April 2021, (b) agreed to pay certain reasonable legal fees incurred by our litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting remedial orders), (c) canceled all remaining milestone payments up to $10.5 million in aggregate under our Daewoong Agreement, and (d) agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement; and (ii) we agreed to (y) release certain claims we may have against Daewoong or certain of its affiliates and representatives related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (z) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions. In the Conversion Agreement, among other things, (i) the principal balance of the $40.0 million aggregate principal amount convertible promissory note we issued to Daewoong on July 30, 2020, which we refer to as the Daewoong Convertible Note, and accrued and unpaid interest thereon was automatically converted, at the conversion price of $13.00 per share, into 3,136,869 shares of our common stock; and (ii) the Daewoong Convertible Note was cancelled and satisfied in full in connection with such conversion.
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
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, after giving effect to the offset of a certain portion thereof that will be reimbursed to us under the 2021 Daewoong Arrangement, we expect that our cost of sales and gross margin will be materially negatively impacted through September 2022 and negatively impacted to a lesser extent from September 2022 to September 2032.

COVID-19 Update
The ongoing COVID-19 outbreak and restrictions intended to slow its spread have resulted in temporary business closures for many of our customers starting in mid-March 2020, which negatively affected our sales during the first half of 2020. Starting in June 2020, we experienced an increase in sales that continued throughout the rest of 2020 into the first quarter of 2021 as many states started easing restrictions on elective procedures and many of our customers re-opened their businesses.
We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future.
Management’s Use of Adjusted Gross Margin
Adjusted gross margin is not required by, nor presented in accordance with United States generally accepted accounting principles, or GAAP. Adjusted gross margin is defined as total net revenues less product cost of sales, excluding amortization of intangible assets, and one-time settlement payment from Daewoong, as a percentage of net revenues. Management believes that adjusted gross margin is an important measure for investors because management uses adjusted gross margin as key performance indicator to evaluate the profitability of sales. Adjusted gross margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross margin should not be considered in isolation or as alternatives to financial statement data presented in the financial statements as an indicator of financial performance or liquidity. As adjusted gross margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, may not be comparable to other similarly titled measures of other companies.
Adjusted gross margin is most comparable to the GAAP financial measure, gross margin. The following is a reconciliation of GAAP gross margin to adjusted gross margin for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue, net	$12.2	$10.5
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	4.9	4.2
Settlement payment from Daewoong	(25.5)	—
Amortization of distribution right intangible asset	0.7	0.7
Total cost of sales	$(19.9)	$4.9

GAAP gross margin	262.3%	52.8%
Adjusted gross margin	59.9%	59.8%

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2021	2020
Product revenue, net	$12.2	$10.5

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	4.9	4.2
Settlement payment from Daewoong	(25.5)	—
Selling, general and administrative	20.7	31.3
Research and development	0.8	0.5
Revaluation of contingent royalty obligation payable to Evolus Founders	1.3	(9.9)
Depreciation and amortization	2.0	1.7
Total operating expenses	4.2	27.9
Income (loss) from operations	8.0	(17.4)
Other income (expense):
Non-operating expense, net	(0.6)	(2.1)
Loss from extinguishment of debts, net	(1.0)	—
Income (loss) before income taxes:	6.4	(19.5)
Income tax expense	—	0.3
Net income (loss)	$6.4	$(19.7)
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
Net revenues of Jeuveau® sales increased by $1.7 million, or 16.2%, to $12.2 million for the three months ended March 31, 2021 from $10.5 million for the three months ended March 31, 2020. The increase in net revenue during the first quarter of 2021 is mainly due to higher net average selling prices, partially offset by lower sales volumes during the presidential review period from mid-December 2020 to mid-February 2021.
Cost of Sales
For the three months ended March 31, 2021, cost of sales consists of product cost of sales and settlement payment of $25.5 million from Daewoong in connection with the Daewoong settlement agreement.
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased. In addition, during the period from December 2020 to September 2022, product cost of sales, excluding amortization of intangible assets, also includes certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements, partially offset by reimbursement receivable from Daewoong pursuant the 2021 Daewoong Arrangement with respect to such royalties.
As a result, product cost of sales, excluding amortization of intangible assets, increased by $0.7 million, or 16.7%, to $4.9 million for the three months ended March 31, 2021 from $4.2 million for the three months ended March 31, 2020. We anticipate that our product cost of sales will increase significantly through September 2022 as we make royalty payments to Allergan and Medytox and to a lesser degree from September 2022 to September 2032 and will fluctuate as our revenues fluctuate.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement payment of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Margin
Our gross margin was 262.3% and 52.8% for three months ended March 31, 2021 and 2020, respectively. Our adjusted gross margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payment from Daewoong, as a percentage of net revenues, was 59.9% and 59.8% for the three months ended March 31, 2021 and 2020, respectively. We anticipate that our gross margin and adjusted gross margin will be materially and negatively impacted through September 2022 as we make royalty payments to Allergan and Medytox and negatively impacted to a lesser extent from September 2022 to September 2032 and will fluctuate in the future as we implement various marketing programs for Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $10.6 million, or, 33.9% to $20.7 million for the three months ended March 31, 2021 from $31.3 million for the three months ended March 31, 2020, primarily resulting from reduced spending due to the COVID-19 outbreak and delaying nonessential projects and programs during the presidential review period from mid-December 2020 to mid-February 2021. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses increased by $0.3 million, or 60.0%,to $0.8 million for the three months ended March 31, 2021 from $0.5 million for the three months ended March 31, 2020 due to increased clinical activities. We expect our overall research and development expense to increase if we develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended March 31, 2021 and 2020, the revaluation charge of $1.3 million and gain of $9.9 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.3 million, or 17.6%, to $2.0 million for the three months ended March 31, 2021 from $1.7 million for the three months ended March 31, 2020. The increase was primarily attributable to amortization of the internal-use software costs over two years.
Non-Operating Expense, Net
Non-operating expense, net, decreased by $1.5 million, or 71.4%, to $0.6 million for the three months ended March 31, 2021 from $2.1 million for the three months ended March 31, 2020, primarily due to lower interest expense resulting from extinguishment of the long-term debt from Oxford Finance, LLC in early January 2021.
Loss from extinguishment of debts, Net
Loss from extinguishment of debts, net includes a $1.9 million loss from payoff of long-term debt with Oxford Finance, LLC in January 2021, partially offset by a $1.0 million gain from the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes (Benefit) Expense

There was no income tax expense for the three months ended March 31, 2021 compared to an income tax expense of $0.3 million for the three months ended March 31, 2020.

Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $22.2 million, negative working capital of $9.9 million and stockholders’ equity of $23.3 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. We have incurred operating losses to date and have an accumulated deficit of $369.7 million as of March 31, 2021 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net income of $6.4 million and net loss of $19.7 million for the three months ended March 31, 2021 and 2020, respectively, and we used net cash in operating activities of $8.3 million and $27.9 million for the three months ended March 31, 2021 and 2020, respectively. Management expects operating losses and negative operating cash flows to continue for at least the next 12 months.
Follow-On Public Offering
In April 2021, we completed a follow-on public offering and sold 10,350,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,350,000 shares of common stock, at a price to the public of $9.50 per share. We received net proceeds of approximately $92.4 million from the offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
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
The Daewoong Convertible Note
On July 6, 2020, we issued Daewoong the Daewoong Convertible Note for the principal amount of $40.0 million, which was funded on July 30, 2020. Additionally, on July 6, 2020, we, Daewoong, and Oxford Finance, LLC entered into a Subordination Agreement pursuant to which the Convertible Note will be subordinated to our obligations under that certain Loan and Security Agreement, dated as of March 15, 2019, by and between Oxford and us.
The Daewoong Convertible Note bore interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and matures on July 30, 2025, subject to earlier conversion as provided below.
As described in “—Overview—Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Settlements,” under the Conversion Agreement, the outstanding principal balance including interest paid in kind that was added to the outstanding principal under the terms of the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40.8 million was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of our common stock on March 25, 2021.
Contingent Royalties and Promissory Note Payable to Evolus Founders
We are obligated to make the following future payments to the founders of Evolus, which we refer to as the Evolus Founders: (i) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® and (ii) a $20.0 million promissory note that matures in November 2021. The obligations set forth in (i) above will terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the Unites States. The fair value of the obligations set forth in items (i) and (ii) are valued quarterly and are referred to in our financial statements as the contingent royalty obligation.
Litigation Settlement
As described in “—Overview—Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Settlements,” on February 18, 2021, upon entering into the Medytox/Allergan Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years with $20.0 million due in the next twelve months and also issued 6,762,652 shares its common stock to Medytox. In addition, during period from December 16, 2020 to September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly.
As described in “—Overview—Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Settlements,” on March 23, 2021, upon entering the 2021 Daewoong Arrangement, Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Agreement and agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement.
License and Supply Agreement
The Daewoong Agreement includes certain minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations were contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions.
Operating Leases
Our corporate headquarters in Newport Beach, California is under a five-year non-cancelable operating lease, which expires on January 31, 2025 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on each February 1 anniversary. We may, under certain circumstances, terminate the lease on the 36 months anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. We have an option to extend the term of the lease for an additional 60 months.
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, will be sufficient to meet our obligations and fund operations through at least the next twelve months based on our expected cash burn rate from the date of the issuance of this Quarterly Report on Form 10-Q.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents, sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing.
Our future funding requirements will depend on many factors, including, but not limited to:
•the timing and amounts of the royalty and other payments payable in connection with the Medytox/Allergan Settlement Agreements and of the reimbursement receivable from Daewoong in connection with the 2021 Daewoong Arrangement;
•the amounts of the royalty and promissory note payable to the Evolus Founders;
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
•the cost of any current litigation including our ongoing securities class action lawsuit and shareholder derivative lawsuit;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property and any other future intellectual litigation we may be involved in; and
•the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash (used in) provided by:
Operating activities	$(8.3)	$(27.9)
Investing activities	4.8	(46.2)
Financing activities	(76.8)	(1.1)
Change in cash and cash equivalents	(80.4)	(75.2)
Cash and cash equivalents, beginning of period	102.6	109.9
Cash and cash equivalents, end of period	$22.2	$34.7
Operating Activities
For the three months ended March 31, 2021, operating activities used $8.3 million of cash, which primarily resulted from our net income of $6.4 million as adjusted for certain non-cash charges including $1.6 million of stock-based compensation expense, $1.3 million in revaluation of our contingent royalty obligation, $0.6 million of provision of allowance for doubtful accounts and $2.0 million of depreciation and amortization. Net operating assets and liabilities changed by $21.9 million primarily driven by timing of collections from customers and payments to vendors and the $25.5 million receivable from Daewoong pursuant to the 2021 Daewoong Arrangement.
For the three months ended March 31, 2020, operating activities used $27.9 million of cash, which primarily resulted from our net loss of $19.7 million as adjusted for certain non-cash charges including $2.6 million of stock-based compensation expense, a gain of $9.9 million in revaluation of our contingent royalty obligation, $2.6 million of provision of allowance for doubtful accounts and $1.7 million of depreciation and amortization. Net operating assets and liabilities changed by $6.2 million primarily driven by timing of receipts from customers and payments to vendors.

We expect our cash flows from operating activities to fluctuate as we experience extended customer collection cycles and execute operating expenses reduction efforts.
Investing Activities
Cash provided by investing activities was $4.8 million for the three months ended March 31, 2021 compared to cash used in investing activities of $46.2 million for the three months ended March 31, 2020. The decrease in cash used in investing activities was attributable to maturities of short-term investments with no new purchases during the three months ended March 31, 2021.
Financing Activities
Cash used in financing activities was $76.8 million for the three months ended March 31, 2021, compared to $1.1 million of cash provided by financing activities for the three months ended March 31, 2020. The increase in cash used in financing activities primarily resulted from the repayment of long-term debt with Oxford Finance, LLC of $76.3 million in January 2021.

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
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2020.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings.
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A.    Risk Factors.
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. While we recorded a profit for the three months ended March 31, 2021 largely as a result of a receivable from Daewoong, we do not expect to be profitable in 2021 and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. While we have recorded net income of $6.4 million for the three months ended March 31, 2021 we have recorded a net loss of $163.0 million and net loss of $90.0 million, and years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit as of March 31, 2021 of $369.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of Jeuveau® in the United States, EU and Canada and in connection with the launch of Jeuveau® in the United States and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to commercialize Jeuveau® and for the clinical development of any additional product candidates we may choose to pursue.
In the near term, we expect expenditures associated with our settlement agreements with Medytox and Allergan, including a $15.0 million payment estimated to be due in the third quarter of 2021 and $15.0 million in the first quarter of 2022, and a $20.0 million payment in the fourth quarter of 2021 due to the founders of our company under a promissory note issued to them in 2017. This will be partially offset by a $25.5 million payment from Daewoong to us, which we received in April 2021, and the elimination of $10.5 million in potential, future milestones payable to Daewoong. Additionally, we expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully commercialize Jeuveau®. In addition, other unanticipated costs may arise. Accordingly, our actual cash burn rate may exceed our expectations.
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
The COVID-19 outbreak and pandemic of the novel coronavirus that was first detected in Wuhan, China, in 2019, known as COVID-19, or other similar outbreaks of contagious diseases may have material adverse effects on our business, financial condition, results of operations and cash flows.
The COVID-19 outbreak, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, has adversely affected our business in a number of ways. For example, the spread of COVID-19 in the United States has resulted and continues to, at times, result in travel restrictions impacting our sales professionals and closures of our customers’ businesses, which has adversely affected our sales and operations. In response, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely when required by local jurisdictions, suspending non-essential travel and restricting in-person work-related meetings. We significantly reduced our operating expenses in 2020, including through meaningful headcount reductions and temporary reductions in executive salaries. As a result of the limitations on our sales force and our headcount reductions, we expect to increasingly depend on our proprietary digital platform to support sales. Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Moreover, Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions to slow its spread, these elective procedures declined dramatically in 2020 due to closures of our customers’ businesses and as many customers are deferring their procedures. Even after the current COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if consumers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.
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
In May 2019, we commercially launched Jeuveau® into the highly competitive U.S. aesthetic neurotoxin market. In the long term, we expect to expand our focus to the broader self-pay healthcare market. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the aesthetic neurotoxin product market and long standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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
Competitors and other parties may also seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a target action date of November 25, 2020 under the Prescription Drug User Fee Act; however, the FDA has deferred its decision on the BLA and the BLA has not yet been approved. Additionally, Hugel Inc., has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin. If either BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
As of March 31, 2021, we had 106 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States and plan to have international operations in the future. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations.
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
We have incurred substantial losses during our history and, while we recorded a profit for the three months ended March 31, 2021 largely as a result of a receivable from Daewoong, we do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2020, we had $246.0 million of federal NOLs and $149.1 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2020, we had federal research and development credit carryforwards of $1.5 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks Related to Our Relationship with Daewoong
We rely on the license and supply agreement, the Daewoong Agreement, with Daewoong to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.
Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, Canada, Australia, Russia, C.I.S. and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau® and obtain from Daewoong all of our product supply requirements for Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license. In light of the COVID-19 outbreak and the potential loss of our ability to discount the product to levels previously provided as a result of the Medytox/Allergan Settlement Agreements, it may become more difficult for us to achieve the minimum annual purchase targets for Jeuveau® which may result in the license being converted to a non-exclusive license.

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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.
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

Risks Related to Our Common Stock
Alphaeon 1, LLC, Medytox and Daewoong each own a significant portion of our common stock and may exert significant control over our business.
We had 43,736,971 shares of common stock issued and outstanding as of March 31, 2021 and 54,120,312 shares of common stock issued and outstanding as of May 7, 2021. As of March 31, 2021 and May 7, 2021, Alphaeon 1, LLC owned 19.8% and 16.0% of our outstanding shares of common stock, respectively. As of March 31, 2021 and May 7, 2021, Medytox owned 15.5% and 12.5% of our outstanding shares of common stock, respectively. As of March 31, 2021 and May 7, 2021, Daewoong owned 7.2% and 5.8% of our outstanding shares of common stock, respectively. Until February 17, 2022, Medytox is required to vote all shares of common stock that it owns (i) in any action or proposal relating to the election of directors, in line with the recommendations of our board of directors and (ii) in all other actions, at Medytox’s option either (A) in line with the recommendation of our board of directors or (ii) in the same manner and proportion as the votes made by all outstanding voting securities other than those held by Medytox, the officers and directors of the Company and Alphaeon 1, LLC and its affiliates.
This concentrated ownership position may provide Alphaeon 1, LLC, Medytox or Daewoong with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. In addition, prior to February 17, 2022, the Medytox voting obligations may make it more difficult to replace or remove directors. The significant stock ownership by Alphaeon 1, LLC, Medytox and Daewoong may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
Securities class action and derivative lawsuits have been filed against us and certain of our officers and directors, which could result in substantial costs and could divert management attention.
As disclosed in Part II, Item 3 “Legal Proceedings,” we and certain of our officers have been named as defendants in a recently initiated securities class action lawsuit and we are a nominal defendant in derivative lawsuits filed against certain of our officers and directors. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We may also be the target of this type of litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to securities act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the three months ended March 31, 2021 has ranged from a low of $3.20 to a high of $16.51. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•sales of substantial amounts of our stock by Alphaeon 1, LLC, Medytox, Daewoong or other significant stockholders or our insiders, or the expectation that such sales might occur;
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

Additionally, as discussed above, each of Alphaeon 1, LLC, Medytox and Daewoong owns a significant portion of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to certain contractual limitations in the case of shares of our common stock owned by Medytox and the volume and other restrictions of Rule 144 under the Securities Act for so long as Alphaeon 1, LLC, Medytox or Daewoong are deemed to be our affiliate, unless the shares to be sold are registered with the SEC. Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates, prevent Medytox from transferring any shares of common stock prior to February 16, 2022 and, thereafter, prohibit Medytox from transferring more than 25% of the shares it holds prior to September 16, 2023, more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. The sale by Alphaeon 1, LLC, Medytox or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the contractual arrangements discussed above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares issued under these plans in the public market, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
From January 1, 2021 to March 31, 2021, the period covered by this Quarterly Report on Form 10-K, we did not issue any securities that were not registered under the Securities Act except as previously disclosed in those certain Current Reports on Form 8-K filed with the SEC on February 19, 2021 and March 23, 2021.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.     Other Information.
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
4.1	Registration Rights Agreement, dated February 18, 2021, by and between Evolus, Inc. and Medytox, Inc.					X
10.1	Sales Agreement, dated March 26, 2021, by and between Evolus, Inc. and SVB Leerink LLC as Sales Agent.	8-K	001-38381	1.1	March 26, 2021
10.2†	Settlement and License Agreement, dated February 18, 2021, by and among Evolus, Inc., Allergan Limited, Allergan, Inc., Allergan Pharmaceuticals Ireland and Medytox, Inc.					X
10.3†	Settlement and License Agreement, dated February 18, 2021, by and between Evolus, Inc. and Medytox, Inc.					X
10.4	Share Issuance Agreement, dated February 18, 2021, by and between Evolus Inc. and Medytox, Inc.					X
10.5†	Confidential Settlement and Release Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.					X
10.6	Convertible Promissory Note Conversion Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.					X
10.7†	Third Amendment to Supply Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

†	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	May 12, 2021	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2021	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)