Form 10-Q
period 2021-06-30
Evolus, Inc.
filed 2021-08-04
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of August 2, 2021, 54,576,156 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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

•Our business, financial condition and operations have been and may in the future be adversely affected by the COVID-19 outbreak.
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
EVOLUS™, Jeuveau®, Evolux® are three of our trademarks that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except par value and share data)

	June 30, 2021	December 31, 2020
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$131,737	$102,562
Short-term investments	—	5,000
Accounts receivable, net	11,864	9,680
Inventories	3,337	3,354
Prepaid expenses	5,737	4,828
Other current assets	9,215	2,188
Total current assets	161,890	127,612
Property and equipment, net	1,137	1,297
Operating lease right-of-use assets	3,078	3,414
Intangible assets, net	52,310	55,297
Goodwill	21,208	21,208
Other assets	240	240
Total assets	$239,863	$209,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,059	$9,615
Accrued expenses	24,357	9,102
Accrued litigation settlement	30,000	63,421
Operating lease liabilities	1,239	1,212
Contingent royalty obligation payable to Evolus Founders	3,983	3,446
Promissory note payable to Evolus Founders	19,648	19,068
Term loan, net of discounts and issuance costs	—	74,384
Total current liabilities	87,286	180,248
Accrued litigation settlement	5,000	20,000
Operating lease liabilities	2,714	3,147
Contingent royalty obligation payable to Evolus Founders	38,700	38,100
Convertible note	—	40,506
Deferred tax liability	25	25
Total liabilities	133,725	282,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 54,372,792 and 33,749,228 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	491,409	303,113
Accumulated deficit	(385,272)	(376,072)
Total stockholders’ equity (deficit)	106,138	(72,958)
Total liabilities and stockholders’ equity	$239,863	$209,068
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$25,396	$7,806	$37,637	$18,302
Service revenue	702	—	702	—
Total net revenues	26,098	7,806	38,339	18,302

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	11,302	1,948	16,210	6,167
Settlement payment from Daewoong	—	—	(25,500)	—
Selling, general and administrative	26,472	17,553	47,149	48,852
Research and development	499	145	1,340	653
Revaluation of contingent royalty obligation payable to Evolus Founders	1,381	2,433	2,649	(7,451)
Depreciation and amortization	1,746	1,658	3,779	3,407
Restructuring costs	—	2,956	—	2,956
Total operating expenses	41,400	26,693	45,627	54,584
Loss from operations	(15,302)	(18,887)	(7,288)	(36,282)
Other income (expense):
Interest income	1	224	1	598
Interest expense	(300)	(2,464)	(945)	(4,922)
Loss from extinguishment of debts, net	—	—	(968)	—
Loss before income taxes:	(15,601)	(21,127)	(9,200)	(40,606)
Income tax (benefit) expense	—	(2)	—	254
Net loss	$(15,601)	$(21,125)	$(9,200)	$(40,860)
Other comprehensive (loss) gain:
Unrealized gain on available-for-sale securities, net of tax	—	(206)	—	13
Comprehensive loss	$(15,601)	$(21,331)	$(9,200)	$(40,847)
Net loss per share, basic and diluted	$(0.31)	$(0.63)	$(0.21)	$(1.21)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	51,150,063	33,732,754	44,164,290	33,726,595
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
Issuance of common stock in connection with the incentive equity plan	—	—	165,370	—	—	—	—	—
Share-based compensation	—	—	—	—	2,665	—	—	2,665
Net loss	—	—	—	—	—	—	(19,735)	(19,735)
Other comprehensive loss	—	—	—	—	—	219	—	219
Balance at March 31, 2020	—	$—	33,728,035	$1	$295,174	$225	$(232,794)	$62,606
Issuance of common stock in connection with the incentive equity plan	—	—	20,443	—	—	—	—	—
Share-based compensation	—	—	—	—	2,328	—	—	2,328
Net loss	—	—	—	—	—	—	(21,125)	(21,125)
Other comprehensive loss	—	—	—	—	—	(206)	—	(206)
Balance at June 30, 2020	—	$—	33,748,478	$1	$297,502	$19	$(253,919)	$43,603

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
Issuance of common stock in connection with litigation settlement	—	—	6,762,652	—	48,421	—	—	48,421
Issuance of common stock for conversion of convertible note	—	—	3,136,869	—	39,808	—	—	39,808
Issuance of common stock in connection with the incentive equity plan	—	—	88,222	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,606	—	—	1,606
Net income	—	—	—	—	—	—	6,401	6,401
Balance at March 31, 2021	—	$—	43,736,971	$1	$392,959	$—	$(369,671)	$23,289
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	10,350,000	—	92,212	—	—	92,212
Issuance of common stock under “at-the-market” (ATM) program	—	—	209,532	—	2,707	—	—	2,707
Issuance of common stock in connection with the incentive equity plan	—	—	76,289	—	644	—	—	644
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Net loss	—	—	—	—	—	—	(15,601)	(15,601)
Balance at June 30, 2021	—	$—	54,372,792	$1	$491,409	$—	$(385,272)	$106,138
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,200)	$(40,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,779	3,407
Stock-based compensation	4,451	5,002
Provision for bad debts	313	2,607
Amortization of discount on short-term investments	—	(390)
Amortization of operating lease right-of-use assets	336	330
Amortization of debt discount and issuance costs	580	1,290
Paid-in-kind interest on convertible note	273	—
Deferred income taxes	—	190
Revaluation of contingent royalty obligation payable to Evolus Founders	2,649	(7,451)
Loss from extinguishment of debts	968	—
Changes in assets and liabilities:
Accounts receivable	(2,497)	(595)
Inventories	20	270
Prepaid expenses	(909)	1,074
Other assets	(6,283)	191
Accounts payable	(1,549)	(6,575)
Accrued expenses	15,256	—
Operating lease liabilities	(406)	(382)
Net cash provided by (used in) operating activities	7,781	(41,892)
Cash flows from investing activities
Purchases of property and equipment	—	(677)
Additions to capitalized software	(601)	(1,463)
Purchases of short-term investments	—	(74,668)
Maturities of short-term investments	5,000	40,000
Net cash provided by (used in) investing activities	4,399	(36,808)
Cash flows from financing activities
Repayment of long term debt	(76,323)	—
Payment of contingent royalty obligation to Evolus Founders	(1,512)	(898)
Payment for debt obligation	—	(522)
Proceeds from follow-on offering, net of underwriters fees	92,426	—
Payments for offering costs	(214)	—
Proceeds from ATM sales of shares	1,963	—
Issuance of common stock in connection with incentive equity plan	655	—
Net cash provided by (used in) financing activities	16,995	(1,420)
Change in cash and cash equivalents	29,175	(80,120)
Cash and cash equivalents, beginning of period	102,562	109,892
Cash and cash equivalents, end of period	$131,737	$29,772
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$79	$3,622
Non-cash investing and financing information:
Conversion of convertible note to equity	$39,808	$—
Issuance of common stock in exchange for accrued litigation settlement expense	$48,421	$—
Capitalized software recorded in accounts payable and accrued expenses	$10	$81
Proceeds receivable from ATM sales of shares	$744	$—
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
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has incurred recurring net operating losses. The Company has recorded net loss of $15,601 and $9,200 for the three and six months ended June 30, 2021, respectively. The Company generated cash of $7,781 from operations during the six months ended June 30, 2021. As of June 30, 2021, the Company had $131,737 in cash and cash equivalents, $19,648 in current debt and an accumulated deficit of $385,272.
In January 2021, the Company paid Oxford Finance (“Oxford”) $76,447 to discharge in full all outstanding obligations, including accrued interest, and the Oxford Term Loan (as such term is defined in Note 6. Oxford Term Loan) was extinguished. See Note 6. Oxford Term Loan for additional information.
In February 2021, the Company entered into settlement and license agreements with Medytox, Inc. (“Medytox”) and Allergan, plc and Allergan, Inc. (collectively, “Allergan”), pursuant to which the Company (1) agreed to pay Medytox and Allergan $35,000 in multiple payments over two years, including $30,000 due in the next twelve months, (2) issued Medytox 6,762,652 shares of common stock and (3) agreed to pay Medytox and Allergan certain royalties on the sale of Jeuveau®, among other terms. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
In March 2021, the Company and Daewoong entered into certain agreements, pursuant to which Daewoong (1) paid the Company an amount equal to $25,500 in April 2021 and (2) agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan, among other terms. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information. In addition, the outstanding Daewoong Convertible Note (as such term is defined in Note 7. Daewoong Convertible Note), including accrued interest, in the amount of $40,779 was converted into 3,136,869 shares of the Company’s common stock. See Note 7. Daewoong Convertible Note for additional information.
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
In June 2021, the Company sold 209,532 common shares at the prevailing market prices for total net proceeds of $2,707 under the existing “at-the-market” sales agreement. In July 2021, the Company sold 202,602 common shares for total net proceeds of $2,583. See Note 10. Stockholders’ Equity for additional details.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve profitable operations, is dependent on a number of factors, including its ability to gain and expand market acceptance of its product and

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
achieve a level of revenues adequate to support its cost structure, its ability to maintain regulatory approval of its product, its ability to maintain compliance with the settlement agreements and its ability to operate its business and sell products without infringing third party intellectual property rights.
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
Risks and Uncertainties
In 2013, Evolus and Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) entered into an agreement (the “Daewoong Agreement”), pursuant to which, the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area,

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Switzerland, Canada, Australia, Russia, Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 9. Commitments and Contingencies for additional information.
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
The COVID-19 outbreak and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have adversely affected the Company’s business in a number of ways, which have resulted, and may continue to result, in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such items are defined in Note 9. Commitments and Contingencies), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties. In the three and six months ended June 30, 2021, the Company also recorded the settlement payment of $0 and $25,500, respectively, from Daewoong in connection with the Daewoong Settlement Agreement as part of cost of sales. See “—Litigation Settlement” for additional information.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of June 30, 2021.
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
Promissory Note Payable to Evolus Founders
On February 12, 2018, the Company recognized a promissory note payable at present value using a discount rate for similar rated debt securities. Discount amortization related to the promissory note is recorded in interest expense in the condensed statements of operations and comprehensive loss with a corresponding increase to the liabilities in the condensed balance sheets.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer.  The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $702 of revenues related to international sales for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020.
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
•Coupons — The Company issued customers coupons redeemable into gift cards funded by the Company for the benefit of patients. The coupons were accounted for as variable consideration. The Company estimates coupon redemption rates based on historical data and future expectations. The coupons were accrued based on estimated redemption rates and the volume of products purchased and were recorded as a reduction to revenues on product delivery. All issued coupons expired on June 30, 2020.
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
As of June 30, 2021 and December 31, 2020, the accrued revenue contract liabilities, primarily related to volume-based rebates, coupons and consumer loyalty program, were $4,534 and $3,081, respectively, which were recorded in the accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2021, provisions for rebate, coupon and consumer loyalty programs were $3,620 and $5,443, respectively, which were offset by related payments, redemptions and adjustments of $2,197 and $3,991, respectively. For the three and six months ended June 30, 2020, provisions for rebate, coupon and consumer loyalty programs were $17 and $10,229, respectively, which were offset by related payments, redemptions and adjustments of $1,697 and $11,139, respectively.
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2021

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
and December 31, 2020, all amounts included in accounts receivable, net on the accompanying condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of June 30, 2021 or December 31, 2020. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and coupon programs and deferred revenue associated with Reward under the consumer loyalty program. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
During the six months ended June 30, 2021 and 2020, the Company recognized $2,802 and $0, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of June 30, 2021 and December 31, 2020, allowance for doubtful accounts was $2,216 and $2,118, respectively. For the three and six months ended June 30, 2021, reversal of and provision for bad debts were $297 and $313, respectively, and the write-off amount was $26 and $190, respectively. For the three and six months ended June 30, 2020, provision for bad debts was $0 and $2,607, respectively, and the write-off amount was $0 and $171, respectively.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022, the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly and are recorded as product cost of sales on the accompanying condensed statements of operations and comprehensive loss in the periods the royalties are incurred.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The settlement agreements resulted in an $83,421 charge for the fourth quarter of 2020, which consisted of $35,000 in cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February 2021. As of June 30, 2021 and December 31, 2020, a current liability of $30,000 and $63,421, respectively, and non-current liability of $5,000 and $20,000, respectively, were recorded in the accompanying condensed balance sheets.
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which was recorded as a settlement payment from Daewoong and included as part of cost of sales on the accompanying condensed statements of operations and comprehensive loss for the six months ended June 30, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong also agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement is received quarterly and is recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying condensed statements of operations and comprehensive loss.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded a provision of $0 and $2 for the three months ended June 30, 2021 and 2020, respectively, and a tax provision of $0 and a tax benefit of $254 for the six months ended June 30, 2021 and 2020, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2021 and 2020, primarily as a result of the impact of a valuation allowance on its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through June 30, 2021 to materially impact its financial statements.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and six months ended June 30, 2021 and 2020 were stock options of 3,825,284 and 4,444,368, respectively, and non-vested RSUs of 2,129,787 and 1,002,786, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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
Note 3. Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of June 30, 2021, the Company did not hold any short-term investments. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of December 31, 2020:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$5,000	$—	$—	$5,000
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of June 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$42,683	$—	$—	$42,683

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$5,000	$5,000	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$41,546	$—	$—	$41,546
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the six months ended June 30, 2021 and 2020.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate and (iii) the timing of payments. During the three and six months ended June 30, 2021 and 2020, the Company utilized discount rates between 13.0% and 17.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value, beginning of period	$42,285	$34,216	$41,546	$44,683
Payments	(983)	(315)	(1,512)	(898)
Change in fair value recorded in operating expenses	1,381	2,433	2,649	(7,451)
Fair value, end of period	$42,683	$36,334	$42,683	$36,334
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
The Company estimates the fair value of the promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of June 30, 2021, the fair value of the promissory note was estimated to be $19,830. As of December 31, 2020, the fair value of promissory note and long-term debt was $19,284 and $76,368, respectively. The fair value of operating lease liabilities as of June 30, 2021 and December 31, 2020 and the Daewoong Convertible Note as of December 31, 2020 approximated their carrying value.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(7,112)	$51,964
Capitalized software	2	7,314	(6,968)	346
Intangible assets, net		66,390	(14,080)	52,310
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of June 30, 2021		$87,598	$(14,080)	$73,518

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(5,650)	$53,426
Capitalized software	2	6,681	(4,810)	1,871
Intangible assets, net		65,757	(10,460)	55,297
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2020		$86,965	$(10,460)	$76,505
* Intangible assets with indefinite lives have an indeterminable average life.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2021 that are subject to amortization:

Fiscal year
Remaining in 2021	$1,686
2022	3,094
2023	2,955
2024	2,955
2025	2,955
Thereafter	38,665
$52,310
The Company capitalized $409 and $394 for the three months ended June 30, 2021 and 2020, respectively, and $633 and $1,534 for the six months ended June 30, 2021 and 2020, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $1,667 and $1,546 for the three months ended June 30, 2021 and 2020, respectively, and $3,620 and $3,150 for the six months ended June 30, 2021 and 2020, respectively, within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses consisted of:

	June 30,	December 31,
	2021	2020
Accrued royalties under the Medytox/Allergan settlement agreements	$13,849	$—
Accrued payroll and related benefits	4,094	4,076
Accrued revenue contract liabilities	4,534	3,081
Accrued professional services	1,114	895
Other accrued expenses	766	1,050
	$24,357	$9,102
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) on January 4, 2021, the Company paid Oxford $76,447 to discharge in full all outstanding obligations, included accrued interest by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. As a result, the Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying condensed statements of operations and comprehensive loss.
Note 7. Daewoong Convertible Note
On July 6, 2020, the Company entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the purchase and sale of a Convertible Promissory Note for the principal amount of $40,000 (the “Daewoong Convertible Note”), which was funded on July 30, 2020. Additionally, on July 6, 2020, the Company, Daewoong and Oxford Finance, LLC entered into a Subordination Agreement pursuant to which the Daewoong Convertible Note was subordinated to the Company’s obligations under that certain Loan and Security Agreement, dated as of March 15, 2019, by and between the Company and Oxford.
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
On March 23, 2021, the outstanding principal balance including all accrued and unpaid interest thereon, in the amount of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of the Company’s common stock under the Conversion Agreement. The conversion was accounted for as an extinguishment of debt resulting in a gain of $971, which is recorded in loss from extinguishment of debts, net on the accompanying condensed statements of operations and comprehensive loss. The Daewoong Convertible Note was not registered, and the shares of the Company’s common stock issued upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. See Note 9. Commitments and Contingencies for the details of the Conversion Agreement.
Note 8. Operating Leases
The Company’s corporate headquarters in Newport Beach, California is leased under a five-year non-cancelable operating lease, which expires on January 31, 2025. Lease payments increase based on an annual rent escalation clause that occurs each year on February 1. The Company may, under certain circumstances, terminate the lease on the 36-month anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities. The lease with the original lessor is a modification of the existing sublease that is not accounted for as a separate contract.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
For the three and six months ended June 30, 2021, the components of operating lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed operating lease expense	$264	$273	$529	$547
Variable operating lease expense	13	12	21	27
Short-term operating lease expense	—	—	—	168
	$277	$285	$550	$742
The weighted-average remaining lease term was 3.6 years and weighted-average discount rate was 9.4% as of June 30, 2021.
Operating lease expenses were included in the selling, general and administration expenses in the accompanying condensed statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed balance sheets.
The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2021, future minimum payments under the operating lease agreements with non-cancelable terms as follows:

Fiscal year
Remainder of 2021	$609
2022	1,265
2023	1,320
2024	1,377
2025	115
Total operating lease payments	4,686
Less: imputed interest	(733)
Present value of operating lease liabilities	$3,953
Note 9.    Commitments and Contingencies
Purchase Commitments
As of June 30, 2021, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $1,570. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
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
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2021 and December 31, 2020.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Medytox Litigation
The Company, Daewoong and other individuals and entities were defendants to a lawsuit brought by Medytox, Inc. (“Medytox”) originally instituted in the Superior Court of the State of California in June 2017. With specific regard to the Company, Medytox alleged that (i) the Company violated California Uniform Trade Secrets Act, Cal. Civ. Code § 3426 because Daewoong’s alleged knowledge of the misappropriation of certain trade secrets of Medytox is imputed to the Company as a result of the Company’s relationship with Daewoong, (ii) the Company stole the botulinum toxin bacterial strain of Medytox through our possession of and refusal to return the botulinum toxin bacterial strain, (iii) the Company engaged in unlawful, unfair and fraudulent business acts and practices in violation of California Bus. & Prof. Code § 17200, including conversion of the botulinum toxin bacterial strain and misrepresentations to the public regarding the source of the botulinum toxin bacterial strain used to manufacture Jeuveau®, and (iv) the Daewoong Agreement is invalid and in violation of Medytox’s rights (the “Medytox Litigation”). Medytox sought, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) a declaration that the Daewoong Agreement is void and unenforceable and that Medytox is entitled to disgorgement of all property wrongfully and unjustly retained or acquired by the defendants, including unlawfully gained profits, (iv) injunctive relief prohibiting the Company from using the license under the Daewoong Agreement and distributing Jeuveau®, and (v) attorneys’ fees and costs. As a result of the Medytox/Allergan Settlement Agreements as described in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement, the case was dismissed on February 23, 2021.
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
On February 18, 2021, the Company, Medytox and Allergan entered into certain agreements described in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement (the “Medytox/Allergan Settlement Agreements”) pursuant to which the Company, Allergan and Medytox agreed to rescind the Remedial Orders, dismiss the ITC Action and dismiss any appeal of the ITC Action.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On March 23, 2021, the Company and Daewoong entered into certain agreements described in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement (the “2021 Daewoong Arrangement”) in connection with the settlement of certain claims relating to or arising from the Remedial Orders, the ITC Action, the California Litigation, the Korea Action and certain other matters.
During the three months ended June 30, 2021, the total bond payment of $3,450 was returned to the Company following the termination of the ITC Action pursuant to the Medytox/Allergan Settlement Agreement described in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement.
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
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complaints. On March 8, 2021, the parties filed a stipulation and proposed order to stay the consolidated derivative suit pending the court’s decision on the defendants’ anticipated motion to dismiss the Securities Class Action.
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
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company has responded to the stockholder’s demand, including providing certain materials to the stockholder.
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
Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2021, none were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2021, 54,372,792 shares were issued and outstanding.
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
“At-the-market” Offerings of Common Stock
On March 26, 2021, the Company entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of common stock with a par value of $0.00001 per share may be sold from time to time for aggregate gross proceeds of up to $75,000 (the “ATM Program”). The Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common shares under the ATM Program.
For the three and six months ended June 30, 2021, the Company sold a total of 209,532 common shares pursuant to the ATM Program at the prevailing market prices for total net proceeds of $2,707 and paid total commission of $84 to the Sales Agent. In July 2021, the Company sold 202,602 common shares for total net proceeds of $2,583.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of nonstatutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s employees, including officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). As of June 30, 2021, the Company has available an aggregate of 1,511,210 shares of common stock for future issuance under the Plan.
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
The weighted-averages assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Volatility	81.0%	69.6%	78.5%	59.6%
Risk-free interest rate	1.24%	0.46%	1.18%	1.58%
Expected life (years)	6.25	5.99	6.25	6.24
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity under the Plan for the six months ended June 30, 2021, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2020	4,407,498	$12.20	7.66	$50
Granted	169,550	10.77
Exercised	(97,567)	9.87
Canceled/forfeited	(654,197)	16.49
Outstanding, June 30, 2021	3,825,284	$11.47	7.50	$10,980
Exercisable, June 30, 2021	2,234,771	$11.42	7.15	$6,600
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of June 30, 2021 and December 31, 2020.
A summary of RSU activity under the Plan for the six months ended June 30, 2021, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2020	1,173,741	$6.42
Granted	1,498,644
Vested	(89,295)
Forfeited	(453,303)
Outstanding, June 30, 2021	2,129,787	$6.80

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table summarizes stock-based compensation expense arising from the above Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$2,810	$2,338	$4,385	$4,878
Research and development	52	36	66	124
	$2,862	$2,374	$4,451	$5,002
Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement
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
Note 12.    Related Party Transactions
Payment Obligations Related to the Acquisition by Alphaeon
The Company was acquired by Strathspey Crown Holdings Group, LLC (“SCH”) in 2013 and subsequently by its subsidiary, Alphaeon Corporation, by means of a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which Alphaeon assumed certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s IPO, the Company assumed all of Alphaeon’s payment obligations under the Amended Stock Purchase Agreement.
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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 28 European Union, or EU, member states plus Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We plan to launch Jeuveau® in Europe in early 2022.
Daewoong License and Supply Agreement
In 2013, we and Daewoong entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, Russia, the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
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
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, after giving effect to the offset of a certain portion thereof that will be reimbursed to us under the 2021 Daewoong Arrangement, we expect that our cost of sales and gross profit margin will be materially negatively impacted through September 2022 and negatively impacted to a lesser extent from September 2022 to September 2032.
COVID-19 Update
The ongoing COVID-19 outbreak and restrictions intended to slow its spread have resulted in temporary business closures for many of our customers starting in mid-March 2020, which negatively affected our sales during the first half of 2020. Starting in June 2020, we experienced an increase in sales that continued throughout the rest of 2020 and into the first half of 2021 as many states started easing restrictions on elective procedures and many of our customers re-opened their businesses.
The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections during 2021 as a result of new and more contagious and/or vaccine resistant variants of the virus which may lead to the potential for government restrictions to combat increasing rates of infection. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future.
Management’s Use of Adjusted Gross Profit Margin
Adjusted gross profit and adjusted gross profit margin are not required by, nor presented in accordance with United States generally accepted accounting principles, or GAAP. Adjusted gross profit is defined as total net revenues less product cost of sales, excluding the one-time settlement payment from Daewoong and amortization of an intangible asset. Adjusted gross profit margin is calculated as adjusted gross profit divided by total net revenues. Management believes that adjusted gross profit margin is an important measure for investors because management uses adjusted gross profit margin as key performance indicator to evaluate the profitability of sales without giving effect to costs that are not core to our cost of sales, such as the settlement payment from Daewoong and the amortization of an intangible asset. Adjusted gross profit margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross profit margin should not be considered in isolation or as alternatives to financial statement data presented in the financial statements as an indicator of financial performance or liquidity. As adjusted gross profit margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, has limitations as an analytical tool and may not be comparable to other similarly titled measures of other companies.
The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Total net revenues	$26.1	$7.8	$38.3	$18.3
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	11.3	1.9	16.2	6.2
Settlement payment from Daewoong	—	—	(25.5)	—
Amortization of distribution right intangible asset	0.7	0.7	1.5	1.5
Total cost of sales	12.0	2.6	(7.8)	7.7
Gross profit	14.1	5.2	46.1	10.6
Gross profit margin	53.9%	65.6%	120.4%	58.2%
Add: Settlement payment from Daewoong	—	—	(25.5)	—
Add: Amortization of distribution right intangible asset	0.7	0.7	1.5	1.5
Adjusted gross profit	$14.8	$5.9	$22.1	$12.1
Adjusted gross profit margin	56.7%	75.0%	57.7%	66.3%
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
(in millions)	2021	2020
Product revenue, net	$25.4	$7.8
Service revenue	0.7	—
Total net revenues	26.1	7.8

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	11.3	1.9
Selling, general and administrative	26.5	17.6
Research and development	0.5	0.1
Revaluation of contingent royalty obligation payable to Evolus Founders	1.4	2.4
Depreciation and amortization	1.7	1.7
Restructuring costs	—	3.0
Total operating expenses	41.4	26.7
Loss from operations	(15.3)	(18.9)
Other income (expense):
Non-operating expense, net	(0.3)	(2.2)
Loss before income taxes:	(15.6)	(21.1)
Income tax (benefit) expense	—	—
Net loss	$(15.6)	$(21.1)
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
Net revenues of Jeuveau® sales increased by $18.3 million, or 234.6%, to $26.1 million for the three months ended June 30, 2021 from $7.8 million for the three months ended June 30, 2020, primarily due to increased sales revenue in the United States as purchase activities increase with the COVID-19 outbreak softening in 2021 and service revenue from international sales. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers.
Cost of Sales
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
Product cost of sales, excluding amortization of intangible assets, increased by $9.4 million, or 494.7%, to $11.3 million for the three months ended June 30, 2021 from $1.9 million for the three months ended June 30, 2020, primarily due to higher sales volume and the aforementioned additional net royalties. We anticipate that our product cost of sales will fluctuate in line with changes in revenue.
Gross Profit Margin
Our gross profit margin was 53.9% and 65.6% for three months ended June 30, 2021 and 2020, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of total net revenues, was 56.7% and 75.0% for the three months ended June 30, 2021 and 2020, respectively.We anticipate our gross profit margin and adjusted gross profit margin will be impacted negatively and materially through September 2022, and to a lesser degree for ten years thereafter, by our payments under the Medytox/Allergan Settlement Agreements, offset by payments we receive under the 2021 Daewoong Agreement. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs for Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses increased by $8.9 million, or, 50.6% to $26.5 million for the three months ended June 30, 2021 from $17.6 million for the three months ended June 30, 2020, primarily resulting from increasing our commercial and corporate activities and investments during the second quarter of 2021 after having made reductions to commercial and corporate activities to preserve liquidity in the second quarter of 2020 during the COVID-19 outbreak. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses increased by $0.4 million to $0.5 million for the three months ended June 30, 2021 from $0.1 million for the three months ended June 30, 2020 due to increased clinical activities. We expect our overall research and development expense to increase if we develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended June 30, 2021 and 2020, the revaluation charge of $1.4 million and $2.4 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and timing of cash flows.

Depreciation and Amortization
Depreciation and amortization was $1.7 million for the three months ended June 30, 2021 and 2020.
Restructuring Costs
Restructuring costs during the three months ended June 30, 2020 primarily included $3.0 million of termination benefits relating to actions we took to separate more than 100 employees to preserve liquidity and minimize the impact of COVID-19 on our business.
Non-Operating Expense, Net
Non-operating expense, net, decreased by $1.9 million, or 86.7%, to $0.3 million for the three months ended June 30, 2021 from $2.2 million for the three months ended June 30, 2020, primarily due to lower interest expense resulting from extinguishment of the long-term debt from Oxford Finance, LLC in January 2021 and Daewoong Convertible Note in March 2021.
Income Taxes (Benefit) Expense
There was no income tax expense for the three months ended June 30, 2021 compared to a minimal tax benefit for the three months ended June 30, 2020.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
(in millions)	2021	2020
Product revenue, net	$37.6	$18.3
Service revenue	0.7	—
Total net revenues	38.3	18.3

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	16.2	6.2
Settlement payment from Daewoong	(25.5)	—
Selling, general and administrative	47.1	48.9
Research and development	1.3	0.7
Revaluation of contingent royalty obligation payable to Evolus Founders	2.6	(7.5)
Depreciation and amortization	3.8	3.4
Restructuring costs	—	3.0
Total operating expenses	45.6	54.6
Loss from operations	(7.3)	(36.3)
Other income (expense):
Non-operating expense, net	(0.9)	(4.3)
Loss from extinguishment of debts, net	(1.0)	—
Loss before income taxes:	(9.2)	(40.6)
Income tax (benefit) expense	—	0.3
Net loss	$(9.2)	$(40.9)
Net Revenues
Net revenues of Jeuveau® sales increased by $20.0 million, or 109.3%, to $38.3 million for the six months ended June 30, 2021 from $18.3 million for the six months ended June 30, 2020, primarily due to increased sales revenue in the United

States as purchase activities increase with the COVID-19 outbreak softening in 2021 and service revenue from international sales. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers.
Cost of Sales
For the six months ended June 30, 2021, cost of sales consists of product cost of sales and settlement payment of $25.5 million from Daewoong in connection with the Daewoong settlement agreement.
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, increased by $10.0 million, or 161.3%, to $16.2 million for the six months ended June 30, 2021 from $6.2 million for the six months ended June 30, 2020, primarily due to higher sales volume and the aforementioned additional net royalties. We anticipate that our product cost of sales will fluctuate in line with changes in revenue.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement payment of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Profit Margin
Our gross profit margin was 120.4% and 58.2% for the six months ended June 30, 2021 and 2020, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payment from Daewoong, as a percentage of net revenues, was 57.7% and 66.3% for the six months ended June 30, 2021 and 2020, respectively. We anticipate our gross profit margin and adjusted gross profit margin will be impacted negatively and materially through September 2022, and to a lesser degree for ten years thereafter, by our payments under the Medytox/Allergan Settlement Agreements, offset by payments we receive under the 2021 Daewoong Agreement. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs for Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $1.8 million, or 3.7% to $47.1 million for the six months ended June 30, 2021 from $48.9 million for the six months ended June 30, 2020, primarily resulting from reduced spending due to the impact of the COVID-19 outbreak and delaying nonessential projects and programs during the presidential review period of the ITC litigation. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses increased by $0.6 million, or 85.7%, to $1.3 million for the six months ended June 30, 2021 from $0.7 million for the six months ended June 30, 2020 due to increased clinical activities. We expect our overall research and development expense to increase if we develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. During the six months ended June 30, 2021 and 2020, the revaluation charge of $2.6 million and gain of $7.5 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.4 million, or 11.8%, to $3.8 million for the six months ended June 30, 2021 from $3.4 million for the six months ended June 30, 2020. The increase was primarily attributable to amortization of the internal-use software costs over two years.

Restructuring Costs
Restructuring costs during the six months ended June 30, 2020 primarily included $3.0 million of termination benefits relating to actions we took to separate more than 100 employees to preserve liquidity and minimize the impact of COVID-19 on our business.
Non-Operating Expense, Net
Non-operating expense, net, decreased by $3.4 million, or 78.2%, to $0.9 million for the six months ended June 30, 2021 from $4.3 million for the six months ended June 30, 2020, primarily due to lower interest expense resulting from extinguishment of the long-term debt from Oxford Finance, LLC in January 2021 and Daewoong Convertible Note in March 2021.
Loss from extinguishment of debts, Net
Loss from extinguishment of debts, net includes a $1.9 million loss from payoff of long-term debt with Oxford Finance, LLC in January 2021, partially offset by a $1.0 million gain from the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes (Benefit) Expense
There was no income tax expense for the six months ended June 30, 2021 compared to an income tax expense of $0.3 million for the six months ended June 30, 2020.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $131.7 million, negative working capital of $74.6 million and stockholders’ equity of $106.1 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. We have incurred operating losses to date and have an accumulated deficit of $385.3 million as of June 30, 2021 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net loss of $9.2 million and $40.9 million for the six months ended June 30, 2021 and 2020, respectively. We generated net cash of $7.8 million and used net cash of $41.9 million in operating activities for the six months ended June 30, 2021 and 2020, respectively. Management expects operating losses and negative operating cash flows to continue for at least the next 12 months.
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
“At-the-market” Offerings of Common Stock
On March 26, 2021, the Company entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of common stock with a par value of $0.00001 per share may be sold from time to time for aggregate gross proceeds of up to $75.0 million (the “ATM Program”). The Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from the sale of our common shares under the ATM Program.
For the three and six months ended June 30, 2021, we sold a total of 209,532 common shares pursuant to the ATM Program at the prevailing market prices for total net proceeds of $2.7 million and paid total commission of $0.1 million to the Sales Agent. As of June 30, 2021, we had $72.3 million available for future issuances under the ATM Program. In July 2021, we sold 202,602 common shares for total net proceeds of $2.6 million.
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
Litigation Settlement
As described in “—Overview—Impact on Our Business of Final Ruling by the U.S. International Trade Commission and the Settlements,” on February 18, 2021, upon entering into the Medytox/Allergan Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years with $30.0 million due in the next twelve months and also issued 6,762,652 shares its common stock to Medytox. In addition, during period from December 16, 2020 to September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly.
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
Our future funding requirements will depend on many factors, including, but not limited to:
•the timing and amounts of the royalty and other payments payable in connection with the Medytox/Allergan Settlement Agreements and the reimbursement receivable from Daewoong in connection with the 2021 Daewoong Arrangement;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$7.8	$(41.9)
Investing activities	4.4	(36.8)
Financing activities	17.0	(1.4)
Change in cash and cash equivalents	29.2	(80.1)
Cash and cash equivalents, beginning of period	102.6	109.9
Cash and cash equivalents, end of period	$131.8	$29.8
Operating Activities
For the six months ended June 30, 2021, operating activities generated $7.8 million of cash, which primarily resulted from our net loss of $9.2 million as adjusted for certain non-cash charges including $4.5 million of stock-based compensation expense, $2.6 million in revaluation of our contingent royalty obligation, $0.3 million of provision of allowance for doubtful accounts and $3.8 million of depreciation and amortization. Net operating assets and liabilities changed by $3.6 million primarily driven by timing of collections from customers and payments to vendors.
For the six months ended June 30, 2020, operating activities used $41.9 million of cash, which primarily resulted from our net loss of $40.9 million as adjusted for certain non-cash charges including $5.0 million of stock-based compensation expense, a gain of $7.5 million in revaluation of our contingent royalty obligation, $2.6 million of provision of allowance for doubtful accounts and $3.4 million of depreciation and amortization. Net operating assets and liabilities changed by $6.0 million primarily driven by timing of receipts from customers and payments to vendors.
Investing Activities
Cash provided by investing activities was $4.4 million for the six months ended June 30, 2021 compared to cash used in investing activities of $36.8 million for the six months ended June 30, 2020. The decrease in cash used in investing activities was attributable to maturities of short-term investments with no new purchases during the six months ended June 30, 2021.
Financing Activities
Cash provided by financing activities was $17.0 million for the six months ended June 30, 2021, compared to $1.4 million of cash used in financing activities for the six months ended June 30, 2020. The increase in cash provided by financing activities primarily resulted from proceeds from our follow-on offering, net of underwriter fees and offering costs, of $92.2 million and sales of $2.0 million of our common shares under the ATM Program, offset by the repayment of long-term debt with Oxford Finance, LLC of $76.3 million in January 2021.
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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. While we recorded a profit for the three months ended March 31, 2021, largely as a result of a payment received from our partner, Daewoong, we were not profitable during the second quarter of 2021, and we do not expect to be profitable in 2021. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $9.2 million for the six months ended June 30, 2021, and we recorded a net loss of $163.0 million and net loss of $90.0 million for the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit as of June 30, 2021 of $385.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
In the near term, we expect expenditures associated with our settlement agreements with Medytox and Allergan, including a $15.0 million payment due in the third quarter of 2021 and $15.0 million in the first quarter of 2022, and a $20.0 million payment in the fourth quarter of 2021 due to the founders of our company under a promissory note issued to them in 2017. This has been partially offset by the $25.5 million payment from Daewoong to us, which we received in April 2021, and the elimination of $10.5 million in potential, future milestones payable to Daewoong. Additionally, we expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully commercialize Jeuveau®. In addition, other unanticipated costs may arise. Accordingly, our actual cash burn rate may exceed our expectations.
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
Effective February 18, 2021, we entered into a Settlement and License Agreement with Allergan and Medytox, which we refer to as the U.S. Settlement Agreement and into another Settlement and License Agreement with Medytox only which we refer to as the ROW Settlement Agreement. Collectively, we refer to the U.S. Settlement Agreement and the ROW Settlement Agreement as the Medytox/Allergan Settlement Agreements.
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
Moreover, Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions to slow its spread, these elective procedures declined dramatically in 2020 due to closures of our customers’ businesses and as many customers are deferring their procedures. Even after the current COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if consumers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak, including new and more contagious and/or vaccine resistant variants, as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future.
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
In May 2019, we commercially launched Jeuveau® into the highly competitive U.S. aesthetic neurotoxin market. In the long term, we expect to expand our focus to the broader self-pay healthcare market. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the aesthetic neurotoxin product market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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
Our strategy of competing in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to self-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to self-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material effect on our business, financial condition and results of operations. Additionally, as a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, we may not be able to discount Jeuveau® to the extent that we previously provided discounts to customers without impacting our gross profit margins. If we increase prices for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
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
With respect to consumer demand, the treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and physician recommendations of Jeuveau® versus competitive products or procedures. Moreover, consumer demand may fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular, changes in demographics and social trends, and general consumer confidence and consumer discretionary spending, which may be impacted by the COVID-19 outbreak, economic and political conditions.
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
Although most of our effort is focused on the commercialization of Jeuveau®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising aesthetic product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
Further, any product candidates that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA, the EMA and other similar regulatory authorities. All product candidates are prone to risks of failure during product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, any approved products that we acquire may not be manufactured or sold profitably or achieve market acceptance.

We may need to increase the size of our organization, including our sales and marketing capabilities in order to further commercialize Jeuveau® and we may experience difficulties in managing this growth.
As of June 30, 2021, we had 130 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States and are planning to have international operations including launching in Europe in 2022. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations.
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
We have incurred substantial losses during our history and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2020, we had $246.0 million of federal NOLs and $149.1 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2020, we had federal research and development credit carryforwards of $1.5 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks Related to Our Relationship with Daewoong
We rely on the license and supply agreement, the Daewoong Agreement, with Daewoong to provide us exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of Jeuveau®.
Pursuant to the Daewoong Agreement, as it has been amended from time to time, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, Russia, the Commonwealth of Independent States. and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau® and obtain from Daewoong all of our product supply requirements for Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license. In light of the COVID-19 outbreak and the potential loss of our ability to discount the product to levels previously provided as a result of the Medytox/Allergan Settlement Agreements, it may become more difficult for us to achieve the minimum annual purchase targets for Jeuveau® which may result in the license being converted to a non-exclusive license.

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
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, aesthetic medicine and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently marketing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Jeuveau®. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with the Alphaeon entities or Strathspey Crown Holdings Group, LLC (“SCH”) in the future or in connection with the Alphaeon entities’ desire to enter into new commercial arrangements with third parties.
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
We had 54,372,792 shares of common stock issued and outstanding as of June 30, 2021. As of June 30, 2021, Alphaeon 1, LLC owned 15.9% of our outstanding shares of common stock, Medytox owned 12.4% of our outstanding shares of common stock, and Daewoong owned 5.8% of our outstanding shares of common stock. Until February 17, 2022, Medytox is required to vote all shares of common stock that it owns (i) in any action or proposal relating to the election of directors, in line with the recommendations of our board of directors and (ii) in all other actions, at Medytox’s option either (A) in line with the recommendation of our board of directors or (ii) in the same manner and proportion as the votes made by all outstanding voting securities other than those held by Medytox, the officers and directors of the Company and Alphaeon 1, LLC and its affiliates.
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
Our stock price is volatile. For example, the closing price of our common stock during the six months ended June 30, 2021 has ranged from a low of $3.20 to a high of $16.51. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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

Evolus, Inc.

Date:	August 4, 2021	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)