Form 10-Q
period 2021-09-30
Evolus, Inc.
filed 2021-11-02
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of October 29, 2021, 55,576,988 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
•We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one approved product, which, together with our limited operating history, makes it difficult to assess our future viability.
•We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, or reduce the scope of our operations.
•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox or Allergan, we may face litigation or lose our ability to commercialize Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
•The terms of the Medytox/Allergan Settlement Agreements with Medytox and Allergan will reduce our profitability and may affect our pricing and the extent of any discounts we may offer to our customers.

•Our business, financial condition and operations have been, and may in the future be, adversely affected by the COVID-19 outbreak or other similar outbreaks.
•We rely on the license and supply agreement with Daewoong, which we refer to as the Daewoong Agreement, to provide us with exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development and commercialization of Jeuveau®.
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
•We may need to increase the size of our organization, including our sales and marketing capabilities, in order to further commercialize Jeuveau® and we may experience difficulties in managing this growth.
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

PART I—FINANCIAL INFORMATION
Item 1.     Financial Statements
Evolus, Inc.
Condensed Balance Sheets
(in thousands, except par value and share data)

	September 30, 2021	December 31, 2020
	(unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$107,796	$102,562
Short-term investments	—	5,000
Accounts receivable, net	13,289	9,680
Inventories	3,816	3,354
Prepaid expenses	4,484	4,828
Other current assets	8,959	2,188
Total current assets	138,344	127,612
Property and equipment, net	1,058	1,297
Operating lease right-of-use assets	2,902	3,414
Intangible assets, net	51,468	55,297
Goodwill	21,208	21,208
Other assets	240	240
Total assets	$215,220	$209,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,365	$9,615
Accrued expenses	23,436	9,102
Accrued litigation settlement	15,000	63,421
Operating lease liabilities	1,252	1,212
Contingent royalty obligation payable to Evolus Founders	4,300	3,446
Promissory note payable to Evolus Founders	19,950	19,068
Term loan, net of discounts and issuance costs	—	74,384
Total current liabilities	71,303	180,248
Accrued litigation settlement	5,000	20,000
Operating lease liabilities	2,488	3,147
Contingent royalty obligation payable to Evolus Founders	39,000	38,100
Convertible note	—	40,506
Deferred tax liability	25	25
Total liabilities	117,816	282,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 55,553,792 and 33,749,228 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	502,108	303,113
Accumulated deficit	(404,705)	(376,072)
Total stockholders’ equity (deficit)	97,404	(72,958)
Total liabilities and stockholders’ equity	$215,220	$209,068
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$26,677	$16,923	$64,314	$35,225
Service revenue	—	738	702	738
Total net revenues	26,677	17,661	65,016	35,963

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	11,490	4,854	27,700	11,021
Settlement payment from Daewoong	—	—	(25,500)	—
Selling, general and administrative	31,685	21,944	78,834	70,796
Research and development	301	350	1,641	1,003
Revaluation of contingent royalty obligation payable to Evolus Founders	1,400	(2,471)	4,049	(9,922)
Depreciation and amortization	923	1,744	4,702	5,151
Restructuring costs	—	—	—	2,956
Total operating expenses	45,799	26,421	91,426	81,005
Loss from operations	(19,122)	(8,760)	(26,410)	(45,042)
Other income (expense):
Interest income	—	32	1	630
Interest expense	(311)	(2,758)	(1,256)	(7,680)
Loss from extinguishment of debts, net	—	—	(968)	—
Loss before income taxes:	(19,433)	(11,486)	(28,633)	(52,092)
Income tax (benefit) expense	—	(27)	—	227
Net loss	$(19,433)	$(11,459)	$(28,633)	$(52,319)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	(16)	—	(3)
Comprehensive loss	$(19,433)	$(11,475)	$(28,633)	$(52,322)
Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(0.60)	$(1.55)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	55,007,132	33,748,690	47,818,288	33,734,014
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
Issuance of common stock in connection with the incentive equity plan	—	—	165,370	—	—	—	—	—
Share-based compensation	—	—	—	—	2,665	—	—	2,665
Net loss	—	—	—	—	—	—	(19,735)	(19,735)
Other comprehensive loss	—	—	—	—	—	219	—	219
Balance at March 31, 2020	—	$—	33,728,035	$1	$295,174	$225	$(232,794)	$62,606
Issuance of common stock in connection with the incentive equity plan	—	—	20,443	—	—	—	—	—
Share-based compensation	—	—	—	—	2,328	—	—	2,328
Net loss	—	—	—	—	—	—	(21,125)	(21,125)
Other comprehensive loss	—	—	—	—	—	(206)	—	(206)
Balance at June 30, 2020	—	$—	33,748,478	$1	$297,502	$19	$(253,919)	$43,603
Issuance of common stock in connection with the incentive equity plan	—	—	750	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,967	—	—	2,967
Net loss	—	—	—	—	—	—	(11,459)	(11,459)
Other comprehensive loss	—	—	—	—	—	(16)		(16)
Balance at September 30, 2020	—	$—	33,749,228	$1	$300,469	$3	$(265,378)	$35,095

Evolus, Inc.
Condensed Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
Issuance of common stock in connection with litigation settlement	—	—	6,762,652	—	48,421	—	—	48,421
Issuance of common stock for conversion of convertible note	—	—	3,136,869	—	39,808	—	—	39,808
Issuance of common stock in connection with the incentive equity plan	—	—	88,222	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,606	—	—	1,606
Net income	—	—	—	—	—	—	6,401	6,401
Balance at March 31, 2021	—	$—	43,736,971	$1	$392,959	$—	$(369,671)	$23,289
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	10,350,000	—	92,212	—	—	92,212
Issuance of common stock under “at-the-market” (ATM) program	—	—	209,532	—	2,707	—	—	2,707
Issuance of common stock in connection with the incentive equity plan	—	—	76,289	—	644	—	—	644
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Net loss	—	—	—	—	—	—	(15,601)	(15,601)
Balance at June 30, 2021	—	$—	54,372,792	$1	$491,409	$—	$(385,272)	$106,138
Issuance of common stock in connection with the incentive equity plan	—	—	456,165	—	—	—	—	—
Issuance of common stock under “at-the-market” (ATM) program		—	724,835	—	8,203	—	—	8,203
Stock-based compensation	—	—	—	—	2,496	—	—	2,496
Net loss	—	—	—	—	—	—	(19,433)	(19,433)
Balance at September 30, 2021	—	$—	55,553,792	$1	$502,108	$—	$(404,705)	$97,404
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(28,633)	$(52,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,702	5,151
Stock-based compensation	6,927	7,954
Provision for bad debts	501	2,439
Amortization of discount on short-term investments	—	(420)
Amortization of operating lease right-of-use assets	512	490
Amortization of debt discount and issuance costs	882	1,993
Paid-in-kind interest on convertible note	272	203
Deferred income taxes	—	179
Revaluation of contingent royalty obligation payable to Evolus Founders	4,049	(9,922)
Loss from extinguishment of debts	968	—
Changes in assets and liabilities:
Accounts receivable	(4,110)	(3,177)
Inventories	(7,161)	1,536
Prepaid expenses	344	(681)
Other assets	—	1,296
Accounts payable	(2,312)	(2,845)
Accrued expenses	14,334	(6,926)
Accrued litigation settlement	(15,000)	—
Operating lease liabilities	(619)	(556)
Net cash used in operating activities	(24,344)	(55,605)
Cash flows from investing activities
Purchases of property and equipment	—	(798)
Additions to capitalized software	(580)	(2,041)
Purchases of short-term investments	—	(74,668)
Maturities of short-term investments	5,000	70,000
Net cash provided by (used in) investing activities	4,420	(7,507)
Cash flows from financing activities
Repayment of long term debt	(76,323)	—
Payment of contingent royalty obligation to Evolus Founders	(2,295)	(1,131)
Payment for debt obligation	—	(522)
Proceeds from issuance of convertible note	—	40,000
Proceeds from follow-on offering, net of underwriters fees	92,426	—
Payments for offering costs	(214)	—
Proceeds from ATM sales of shares	10,910	—
Issuance of common stock in connection with incentive equity plan	654	—
Net cash provided by financing activities	25,158	38,347
Change in cash and cash equivalents	5,234	(24,765)
Cash and cash equivalents, beginning of period	102,562	109,892
Cash and cash equivalents, end of period	$107,796	$85,127
See accompanying notes to financial statements.

Evolus, Inc.
Condensed Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$79	$5,443
Non-cash investing and financing information:
Conversion of convertible note to equity	$39,808	$—
Issuance of common stock in exchange for accrued litigation settlement expense	$48,421	$—
Capitalized software recorded in accounts payable and accrued expenses	$10	$81
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
Liquidity and Financial Condition
The accompanying unaudited condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has incurred recurring annual net operating losses. The Company has recorded net loss of $19,433 and $28,633 for the three and nine months ended September 30, 2021, respectively. The Company used cash of $24,344 from operations during the nine months ended September 30, 2021. As of September 30, 2021, the Company had $107,796 in cash and cash equivalents, $19,950 in current debt and an accumulated deficit of $404,705.
In January 2021, the Company paid Oxford Finance, LLC (“Oxford”) $76,447 to discharge in full all outstanding obligations, including accrued interest, and the Oxford Term Loan (as such term is defined in Note 6. Oxford Term Loan) was extinguished. See Note 6. Oxford Term Loan for additional information.
In February 2021, the Company entered into settlement and license agreements with Medytox, Inc. (“Medytox”) and Allergan, plc and Allergan, Inc. (collectively, “Allergan”), pursuant to which the Company (1) agreed to pay Medytox and Allergan $35,000 in multiple payments over two years, including $15,000 paid in the third quarter of 2021 and $15,000 due in the next twelve months, (2) issued Medytox 6,762,652 shares of common stock and (3) agreed to pay Medytox and Allergan certain royalties on the sale of Jeuveau®, among other terms. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
In March 2021, the Company and Daewoong entered into certain agreements, pursuant to which Daewoong (1) paid the Company $25,500 in April 2021 and (2) agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan, among other terms. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information. In addition, the outstanding Daewoong Convertible Note (as such term is defined in Note 7. Daewoong Convertible Note), including accrued interest, in the amount of $40,779 was converted into 3,136,869 shares of the Company’s common stock. See Note 7. Daewoong Convertible Note for additional information.
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
In June, July and August 2021, the Company sold 934,367 common shares at the prevailing market prices for total net proceeds of $10,910 under the existing “at-the-market” sales agreement. Since August 2021, the Company has not sold any shares under the “at-the-market” sales agreement. See Note 10. Stockholders’ Equity for additional details.
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
The Company believes that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying condensed financial statements are issued based on its expected cash needs. The Company may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of its equity securities, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Risks and Uncertainties
In 2013, Evolus and Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) entered into an agreement (the “Daewoong Agreement”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, Russia, certain members of the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 9. Commitments and Contingencies and Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
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
Inventories
Inventories consist of finished goods held for sale and distribution. Cost is determined based on the estimated amount payable to the Company’s supplier after accounting for any reimbursement receivable pursuant to the Daewoong Settlement Agreement (as such term is defined, and such agreement is discussed, in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), using the first-in, first-out method with prioritization of the items with the earliest expiration dates. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties. In the three and nine months ended September 30, 2021, the Company also recorded the settlement payment of $0 and $25,500, respectively, from Daewoong in connection with the Daewoong Settlement Agreement as part of cost of sales. See “—Litigation Settlement” for additional information.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2021.
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
Promissory Note Payable to the Evolus Founders
On February 12, 2018, the Company recognized a promissory note payable at present value using a discount rate for similar rated debt securities. Discount amortization related to the promissory note is recorded in interest expense in the condensed statements of operations and comprehensive loss with a corresponding increase to the liabilities in the condensed balance sheets.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
For product revenue, the Company recognizes revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general and administrative expenses in the accompanying condensed statements of operations and comprehensive loss.
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $0 and $702, respectively, of revenues related to international sales for the three and nine months ended September 30, 2021 and $738 for the three and nine months ended September 30, 2020.
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
•Consumer Loyalty Program — In May 2020, the Company launched a consumer loyalty program, which allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, estimated average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenue at that time.
As of September 30, 2021 and December 31, 2020, the accrued revenue contract liabilities, primarily related to volume-based rebates and consumer loyalty program, were $5,751 and $3,081, respectively, which were recorded in the accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2021, provisions for rebate and consumer loyalty programs were $3,912 and $9,355, respectively, which were offset by related payments, redemptions and adjustments of $2,695 and $6,686, respectively. For the three and nine months ended September 30, 2020, provisions for

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
rebate, coupon and consumer loyalty programs were $2,378 and $12,607, respectively, which were offset by related payments, redemptions and adjustments of $806 and $11,945, respectively.
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2021 and December 31, 2020, all amounts included in accounts receivable, net on the accompanying condensed balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of September 30, 2021 or December 31, 2020. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and coupon programs and deferred revenue associated with Rewards under the consumer loyalty program. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
During the nine months ended September 30, 2021 and 2020, the Company recognized $2,802 and $0, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of September 30, 2021 and December 31, 2020, allowance for doubtful accounts was $2,381 and $2,118, respectively. For the three and nine months ended September 30, 2021, provision for bad debts were $188 and $501, respectively, and the write-off amount was $23 and $214, respectively. For the three and nine months ended September 30, 2020, recovery of and provision for bad debts was $168 and $2,439, respectively, and the write-off amount was $0 and $171, respectively.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022, the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as product cost of sales on the accompanying condensed statements of operations and comprehensive loss in the periods the royalties are incurred.
The settlement agreements resulted in an $83,421 charge for the fourth quarter of 2020, which consisted of $35,000 in deferred cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February 2021. In the third quarter of 2021, the Company made the first cash payment of $15,000 to Medytox and Allergan. As of September 30, 2021 and December 31, 2020, a current liability of $15,000 and $63,421, respectively, and non-current liability of $5,000 and $20,000, respectively, were recorded in the accompanying condensed balance sheets.
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which was recorded as a settlement payment from Daewoong and included as part of cost of sales on the accompanying condensed statements of operations and comprehensive loss for the nine months ended September 30, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong also agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement is received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying condensed statements of operations and comprehensive loss.
See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for the details of all litigation settlement agreements.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded a tax benefit of $0 and $27 for the three months ended September 30, 2021 and 2020, respectively, and a tax provision of $0 and $227 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2021 and 2020, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through September 30, 2021 to materially impact its financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and nine months ended September 30, 2021 and 2020 were stock options of 3,873,352 and 4,374,925, respectively, and non-vested RSUs of 1,771,938 and 1,110,367, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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

Note 3. Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of September 30, 2021, the Company did not hold any short-term investments. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of December 31, 2020:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
U.S. treasury securities	$5,000	$—	$—	$5,000
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$43,300	$—	$—	$43,300

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. treasury securities	$5,000	$5,000	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$41,546	$—	$—	$41,546
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the nine months ended September 30, 2021 and 2020.
The Company determines the fair value of the contingent royalty obligation payable to the Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate, and (iii) the timing of payments. During the three and nine months ended September 30, 2021 and 2020, the Company utilized discount rates between 13.0% and 20.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value, beginning of period	$42,683	$36,334	$41,546	$44,683
Payments	(783)	(233)	(2,295)	(1,131)
Change in fair value recorded in operating expenses	1,400	(2,471)	4,049	(9,922)
Fair value, end of period	$43,300	$33,630	$43,300	$33,630
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
The Company estimates the fair value of the promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of September 30, 2021, the fair value of the promissory note was estimated to be $20,000. As of December 31, 2020, the fair value of promissory note and long-term debt was $19,284 and $76,368, respectively. The fair value of operating lease liabilities as of September 30, 2021 and December 31, 2020 and the Daewoong Convertible Note as of December 31, 2020 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(7,850)	$51,226
Capitalized software	2	7,314	(7,072)	242
Intangible assets, net		66,390	(14,922)	51,468
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of September 30, 2021		$87,598	$(14,922)	$72,676

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

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2021 that are subject to amortization:

Fiscal year
Remaining in 2021	$844
2022	3,094
2023	2,955
2024	2,955
2025	2,955
Thereafter	38,665
$51,468
The Company capitalized $0 and $432 for the three months ended September 30, 2021 and 2020, respectively, and $633 and $1,966 for the nine months ended September 30, 2021 and 2020, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $843 and $1,664 for the three months ended September 30, 2021 and 2020, respectively, and $4,463 and $4,813 for the nine months ended September 30, 2021 and 2020, respectively, within depreciation and amortization on the accompanying condensed statements of operations and comprehensive loss.

Note 5. Accrued Expenses
Accrued expenses consisted of:

	September 30,	December 31,
	2021	2020
Accrued royalties under the Medytox/Allergan Settlement Agreements	$9,088	$—
Accrued payroll and related benefits	5,485	4,076
Accrued revenue contract liabilities	5,751	3,081
Accrued professional services	1,655	895
Other accrued expenses	1,457	1,050
	$23,436	$9,102

Note 6. Oxford Term Loan

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On March 15, 2019, the Company entered into a Loan and Security Agreement with Oxford (the “Loan Agreement”), providing for a credit facility of up to $100,000. Pursuant to the terms of the credit facility, the lender extended term loans (the “Oxford Term Loan”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 was not drawn. The credit facility bore an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only for the first 36 months until May 2022, followed by a 23-month amortization period.
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
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) the Company paid Oxford $76,447 to discharge in full all outstanding obligations, including accrued interest, by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. As a result, the Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying condensed statements of operations and comprehensive loss.

Note 7. Daewoong Convertible Note
On July 6, 2020, the Company entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the principal amount of $40,000 (the “Daewoong Convertible Note”), which was funded on July 30, 2020. Additionally, on July 6, 2020, the Company, Daewoong and Oxford entered into a Subordination Agreement pursuant to which the Daewoong Convertible Note was subordinated to the Company’s obligations under the Loan Agreement.
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
On March 23, 2021, the outstanding principal balance including all accrued and unpaid interest thereon, of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of the Company’s common stock under the Conversion Agreement. The conversion was accounted for as an extinguishment of debt resulting in a gain of $971, which is recorded in loss from extinguishment of debts, net on the accompanying condensed statements of operations and comprehensive loss. The Daewoong Convertible Note was not registered, and the shares of the Company’s common stock issued upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for the details of the Conversion Agreement.

Note 8. Operating Leases
The Company’s corporate headquarters in Newport Beach, California is leased under a five-year non-cancelable operating lease, which expires on January 31, 2025. Lease payments increase each year on February 1 based on an annual rent

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
escalation clause. The Company may, under certain circumstances, terminate the lease on the 36-month anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities.
The Company’s lease agreement does not contain any residual value guarantees or material restrictive covenants. The payments associated with the renewal will only be included in the measurement of the lease liability and ROU assets if the exercise of the renewal option is determined to be reasonably certain. The Company considers the timing of the renewal period and other economic factors such as the financial implications of a decision to extend or not to extend a lease in determining if the renewal option is reasonably certain to be exercised.
For the three and nine months ended September 30, 2021, the components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed operating lease expense	$268	$266	$797	$813
Variable operating lease expense	20	5	40	32
Short-term operating lease expense	—	—	—	168
	$288	$271	$837	$1,013
The weighted-average remaining lease term was 3.3 years and weighted-average discount rate was 9.4% as of September 30, 2021.
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of September 30, 2021:

Fiscal year
Remainder of 2021	$305
2022	1,265
2023	1,320
2024	1,377
2025	115
Total operating lease payments	4,382
Less: imputed interest	(642)
Present value of operating lease liabilities	$3,740

Note 9.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2021, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $1,601. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
License and Supply Agreement
The Daewoong Agreement includes certain minimum annual purchases that the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in its covered territories. These potential minimum purchase obligations were contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
Legal Proceedings
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). On September 17, 2021, the court appointed a lead plaintiff and lead counsel. Under the court’s November 13, 2020 order, the lead plaintiff must file a consolidated, amended complaint by November 16, 2021, and the Company must move, answer or otherwise respond by January 18, 2022.
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complaints. On September 20, 2021, the court so-ordered the parties’ stipulated stay of the consolidated derivative suit pending the court’s decision on the defendants’ anticipated motion to dismiss the Securities Class Action.
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
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company has responded to the stockholder’s demand, including providing certain materials to the stockholder. The Company was subsequently informed that the stockholder sold his shares of the Company’s common stock. On October 13, 2021, the Company received a substantially similar demand to inspect specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder.

Other Legal Matters

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company is, from time to time, involved in various litigation matters or regulatory encounters arising in the ordinary course of business that could result in unasserted or asserted claims or litigation. These other matters may raise difficult and complex legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit or regulatory encounter is brought, and differences in applicable laws and regulations. Except as set forth above, the Company does not believe that these other matters would have a material adverse effect on its accompanying financial position, results of operations or cash flows. However, the resolution of one or more of the other matters in any reporting period could have a material adverse impact on the Company’s financial results for that period.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2021 and December 31, 2020.

Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2021, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2021, 55,553,792 shares of its common stock were issued and outstanding.
On February 28, 2021, the Company issued 6,762,652 shares of its common stock to Medytox pursuant to the Share Issuance Agreement. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
On March 25, 2021, the Company issued 3,136,869 shares of its common stock to Daewoong in connection with the conversion of Daewoong Convertible Note. See Note 7. Daewoong Convertible Note for additional information.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
“At-the-market” Offerings of Common Stock
On March 26, 2021, the Company entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of the Company’s common stock may be sold from time to time for aggregate gross proceeds of up to $75,000 (the “ATM Program”). The Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common shares under the ATM Program.
For the three months ended September 30, 2021, the Company sold a total of 724,835 shares of its common stock pursuant to the ATM Program at the prevailing market prices for total net proceeds of $8,203 and paid total commissions of $254 to the Sales Agent. For the nine months ended September 30, 2021, the Company sold a total of 934,367 shares of its common stock pursuant to the ATM program at the prevailing market prices for a total net proceeds of $10,910 and paid total commissions of $337 to the Sales Agent.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). As of September 30, 2021, the Company had an aggregate of 1,364,826 shares of its common stock available for future issuance under the Plan.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Volatility	79.6%	70.3%	78.9%	60.0%
Risk-free interest rate	1.12%	0.38%	1.16%	1.53%
Expected life (years)	6.25	6.25	6.25	6.24
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity under the Plan for the nine months ended September 30, 2021, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2020	4,407,498	$12.20	7.66	$50
Granted	264,950	10.06
Exercised	(98,329)	9.87
Canceled/forfeited	(700,767)	16.30
Outstanding, September 30, 2021	3,873,352	$11.38	7.26	$982,996
Exercisable, September 30, 2021	2,301,132	$11.52	6.84	$352,474
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of September 30, 2021 and December 31, 2020.
A summary of RSU activity under the Plan for the nine months ended September 30, 2021, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2020	1,173,741	$6.42
Granted	1,655,844
Vested	(544,698)
Forfeited	(512,949)
Outstanding, September 30, 2021	1,771,938	$8.05
The following table summarizes stock-based compensation expense arising from the above Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$2,399	$2,924	$6,784	$7,802
Research and development	77	28	143	152
	$2,476	$2,952	$6,927	$7,954

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement
Medytox/Allergan Settlement Agreements
U.S. Settlement Agreement
Effective February 18, 2021, the Company, Allergan and Medytox entered into a Settlement and License Agreement (the “U.S. Settlement Agreement”), pursuant to which, among other things: (i) Allergan and Medytox agreed to file a petition requesting the remedial orders related to the ITC Action be rescinded with respect to the Company; (ii) Medytox agreed to dismiss substantially similar litigation in California against the Company; (iii) the Company, on the one hand, and Medytox and Allergan, on the other hand, agreed to mutually release certain claims they may have against one another and their respective affiliates, (iv) Allergan and Medytox granted to the Company and its agents a license to manufacture and commercialize certain products identified in the U.S. Settlement Agreement, including Jeuveau® (the “Licensed Products”), in the United States during the 21 month period that, pursuant to the ITC Action, the Company was restricted from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States (the “Restricted Period”); (v) the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which the Company paid the first cash payment of $15,000 in the third quarter of 2021; and (vi) during the Restricted Period, the Company agreed to pay to Allergan and Medytox certain confidential royalties on the sale of Licensed Products, calculated on dollar amount per vial sold of Licensed Product by or on behalf of the Company in the United States.
ROW Settlement Agreement
Effective February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement” and, together with the U.S. Settlement Agreement, the “Medytox/Allergan Settlement Agreements”), pursuant to which, among other things: (i) the Company and Medytox agreed to mutually release certain claims they may have against one another and their respective affiliates; (ii) Medytox granted to the Company and its agents a license to manufacture and commercialize the Licensed Products, in Canada, the European Union, Switzerland, member countries and cooperating countries of the European Economic Area, Russia, certain members of the Commonwealth of Independent States, South Africa, Australia and Japan (the “ROW Territories”) during the Restricted Period; (iii) Medytox granted to the Company and its agents a fully paid up license to manufacture and commercialize the Licensed Products in the ROW Territories and the United States from the end of the Restricted Period (the “Medytox License Period”); (iv) the Company and Medytox agreed to enter into the Share Issuance Agreement (as defined below) pursuant to which the Company issued 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox; (v) the Company and Medytox agreed to enter into the Registration Rights Agreement (as defined below), pursuant to which the Company granted certain registration rights to Medytox with respect to the Settlement Shares; (vi) during the Restricted Period, the Company agreed to pay Medytox a confidential low-double digit royalty on net sales of the Licensed Products sold by or on behalf of the Company in the ROW Territories; and (vii) during the Medytox License Period, the Company agreed to pay Medytox a confidential mid-single digit royalty percentage on net sales of the Licensed Products sold by or on behalf of the Company in the United States and the ROW Territories.
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

Evolus, Inc.
Notes to Condensed Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Registration Rights Agreement
In connection with the execution of the ROW Settlement Agreement, the Company and Medytox also entered into a Registration Rights Agreement effective February 18, 2021 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, among other things, the Company agreed, after March 31, 2022, (i) to comply with certain requests by Medytox to register for sale, under the Securities Act, the Settlement Shares, and (ii) to include the Settlement Shares in certain registrations by the Company of its securities for sale under the Securities Act, to the extent requested by Medytox, in each case subject to certain customary conditions, exceptions and limitations as set forth in the Registration Rights Agreement.
In addition, Medytox’s registration rights under the Registration Rights Agreement will terminate at such time that Medytox is able to sell all of the Settlement Shares over a three-month period, or less, pursuant to an exemption to registration under the Securities Act.
2021 Daewoong Arrangement
Daewoong Settlement Agreement
On March 23, 2021, the Company and Daewoong entered into a Confidential Settlement and Release Agreement (the “Daewoong Settlement Agreement”), pursuant to which, among other things: (i) Daewoong agreed to (a) pay to the Company an amount equal to $25,500, which the Company received in April 2021, (b) pay certain legal fees incurred by the Company’s litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting remedial orders), (c) cancel all remaining milestone payments totaling $10,500 in aggregate, and (d) reimburse the Company certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which the Company is required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement; and (ii) the Company agreed to (a) release, on behalf of itself and certain of its affiliates and representatives, certain claims they may have against Daewoong related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (b) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions.
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
Daewoong Agreement Amendment
In connection with the execution of the Daewoong Settlement Agreement, on March 23, 2021, the Company and Daewoong also entered into the Third Amendment to the Supply Agreement (the “Daewoong Agreement Amendment”). Pursuant to the Daewoong Agreement Amendment, the parties amended the Daewoong Agreement to (i) expand the territory within which the Company may distribute Jeuveau® to certain countries in Europe, (ii) reduce the period of time with respect to which the Company is required to deliver binding forecasts to Daewoong; (iii) introduce certain limitations on Daewoong’s ability to convert the Company’s exclusive license for certain territories to a non-exclusive license in the event the Company fails to meet certain minimum purchase requirements for such territory; (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories, (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds, and (vi) prohibit the Company from sharing certain confidential information of Daewoong with Medytox or its affiliates or representatives.

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
Under the Amended Stock Purchase Agreement, the payment obligations consisted of (i) a $9,200 up-front payment upon obtaining FDA approval for Jeuveau® for the treatment of glabellar lines which was paid in full during the first quarter of 2019, (ii) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®, and (iii) a $20,000 promissory note that matures in November 2021. The payment obligations set forth in (ii) above terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations and the promissory note owed to the Evolus Founders. See Note 3. Fair Value Measurements and Short-Term Investments for more information about the Company’s accounting thereof.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed financial statements and related notes include in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We plan to launch Jeuveau® in Europe in early 2022.
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We plan to enroll our first patient in the clinical trial by the first quarter of 2022.
Daewoong License and Supply Agreement
In 2013, we and Daewoong entered into the Daewoong Agreement pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, Russia, certain members of the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
Impact of Settlement Agreements
In February 2021, we settled outstanding litigation related to the complaint against us filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements.
Under the Medytox/Allergan Settlement Agreements, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, of which we paid the first payment of $15.0 million in the third quarter of 2021, (ii) pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Product by or on our behalf in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States; and (iv) from September 16, 2022 to September 16, 2032, pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States. We also issued 6,762,652 shares of our common stock to Medytox.

In addition, in March 2021, we entered into a Confidential Settlement and Release Agreement and certain related agreements with Daewoong, which we refer to as the 2021 Daewoong Arrangement, under which Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Agreement and agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement.
See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional details on the litigation settlement agreements.
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
COVID-19 Update
The ongoing COVID-19 outbreak and restrictions intended to slow its spread have resulted in temporary business closures for many of our customers starting in mid-March 2020, which negatively affected our sales during the first half of 2020. Starting in June 2020, we experienced an increase in sales that continued throughout the rest of 2020 and into 2021 as many states started easing restrictions on elective procedures and many of our customers re-opened their businesses. The COVID-19 pandemic has negatively impacted our supply chain through reduced availability of commercial transport, which can impact our ability to distribute our product to our customers.
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
Management’s Use of Adjusted Gross Profit Margin
Adjusted gross profit and adjusted gross profit margin are not required by, nor presented in accordance with United States generally accepted accounting principles, or GAAP. Adjusted gross profit is defined as total net revenues less product cost of sales, excluding the one-time settlement payment from Daewoong and amortization of an intangible asset. Adjusted gross profit margin is calculated as adjusted gross profit divided by total net revenues. Management believes that adjusted gross profit margin is an important measure for investors because management uses adjusted gross profit margin as a key performance indicator to evaluate the profitability of sales without giving effect to costs that are not core to our cost of sales, such as the settlement payment from Daewoong and the amortization of an intangible asset. Adjusted gross profit margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross profit margin should not be considered in isolation or as alternatives to financial statement data presented in the financial statements as an indicator of financial performance or liquidity. As adjusted gross profit margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, has limitations as an analytical tool and may not be comparable to other similarly titled measures of other companies.

The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Total net revenues	$26.7	$17.7	$65.0	$36.0
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	11.5	4.9	27.7	11.0
Settlement payment from Daewoong	—	—	(25.5)	—
Amortization of distribution right intangible asset	0.7	0.7	2.2	2.2
Total cost of sales	12.2	5.6	4.4	13.2
Gross profit	14.5	12.1	60.6	22.8
Gross profit margin	54.2%	68.3%	93.2%	63.2%
Add: Settlement payment from Daewoong	—	—	(25.5)	—
Add: Amortization of distribution right intangible asset	0.7	0.7	2.2	2.2
Adjusted gross profit	$15.2	$12.8	$37.3	$25.0
Adjusted gross profit margin	56.9%	72.5%	57.4%	69.4%
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in millions)	2021	2020
Product revenue, net	$26.7	$16.9
Service revenue	—	0.7
Total net revenues	26.7	17.7

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	11.5	4.9
Selling, general and administrative	31.7	21.9
Research and development	0.3	0.4
Revaluation of contingent royalty obligation payable to Evolus Founders	1.4	(2.5)
Depreciation and amortization	0.9	1.7
Total operating expenses	45.8	26.4
Loss from operations	(19.1)	(8.8)
Other income (expense):
Non-operating expense, net	(0.3)	(2.7)
Loss before income taxes:	(19.4)	(11.5)
Income tax (benefit) expense	—	—
Net loss	$(19.4)	$(11.5)
Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of adjustments primarily for customer rebates, coupon program and rewards related to the consumer loyalty program. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues of Jeuveau® sales increased by $9.0 million, or 50.8%, to $26.7 million for the three months ended September 30, 2021 from $17.7 million for the three months ended September 30, 2020, with a majority of the increase attributable to higher sales volume and the rest to a higher net average selling price of Jeuveau® in the United States as purchase activities increased with the COVID-19 outbreak softening in 2021. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers.
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
Product cost of sales, excluding amortization of intangible assets, increased by $6.6 million, or 134.7%, to $11.5 million for the three months ended September 30, 2021 from $4.9 million for the three months ended September 30, 2020, primarily due to higher sales volume and the aforementioned additional net royalties. We anticipate that our product cost of sales will fluctuate in line with changes in revenue.
Gross Profit Margin
Our gross profit margin was 54.2% and 68.3% for three months ended September 30, 2021 and 2020, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of total net revenues, was 56.9% and 72.5% for the three months ended September 30, 2021 and 2020, respectively. We anticipate our gross profit margin and adjusted gross profit margin will be impacted negatively and materially through September 2022, and to a lesser degree for ten years thereafter, by our payments under the Medytox/Allergan Settlement Agreements, offset by payments we receive under the 2021 Daewoong Agreement. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs for Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses increased by $9.8 million, or 44.7%, to $31.7 million for the three months ended September 30, 2021 from $21.9 million for the three months ended September 30, 2020, primarily resulting from increasing our commercial activities, including direct-to-consumer marketing, during the third quarter of 2021 after having made reductions to commercial and corporate activities to preserve liquidity in the third quarter of 2020 during the COVID-19 outbreak. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses decreased by $0.1 million, or 25.0%, to $0.3 million for the three months ended September 30, 2021 from $0.4 million for the three months ended September 30, 2020. We expect our overall research and development expense to increase if we develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to the Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended September 30, 2021 and 2020, the revaluation charge of $1.4 million and gain of $2.5 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.

Depreciation and Amortization
Depreciation and amortization decreased by $0.8 million, or 47.1%, to $0.9 million for the three months ended September 30, 2021 from $1.7 million for the three months ended September 30, 2020 due to the decrease in amortization of internal-use software as most of these assets are now fully amortized.
Non-Operating Expense, Net
Non-operating expense, net, decreased by $2.4 million, or 88.6%, to $0.3 million for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020, primarily due to lower interest expense after the repayment of the long-term debt from Oxford Finance, LLC in January 2021 and the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes (Benefit) Expense
There was no income tax expense for the three months ended September 30, 2021 compared to a minimal tax benefit for the three months ended September 30, 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2021	2020
Product revenue, net	$64.3	$35.2
Service revenue	0.7	0.7
Total net revenues	65.0	36.0

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	27.7	11.0
Settlement payment from Daewoong	(25.5)	—
Selling, general and administrative	78.8	70.8
Research and development	1.6	1.0
Revaluation of contingent royalty obligation payable to Evolus Founders	4.0	(9.9)
Depreciation and amortization	4.7	5.2
Restructuring costs	—	3.0
Total operating expenses	91.4	81.0
Loss from operations	(26.4)	(45.0)
Other income (expense):
Non-operating expense, net	(1.3)	(7.1)
Loss from extinguishment of debts, net	(1.0)	—
Loss before income taxes:	(28.6)	(52.1)
Income tax (benefit) expense	—	0.2
Net loss	$(28.6)	$(52.3)
Net Revenues
Net revenues of Jeuveau® sales increased by $29.0 million, or 80.6%, to $65.0 million for the nine months ended September 30, 2021 from $36.0 million for the nine months ended September 30, 2020, with a majority of the increase attributable to higher sales volume and the rest to a higher net average selling price of Jeuveau® in the United States as purchase activities increased with the COVID-19 outbreak softening in 2021. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers.

Cost of Sales
For the nine months ended September 30, 2021, cost of sales consists of product cost of sales and settlement payment of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, increased by $16.7 million, or 151.8%, to $27.7 million for the nine months ended September 30, 2021 from $11.0 million for the nine months ended September 30, 2020, primarily due to higher sales volume and the aforementioned net royalties we pay under the Medytox/Allergan Settlement Agreements, offset by payments we receive under the 2021 Daewoong Agreement. We anticipate that our product cost of sales will fluctuate in line with changes in revenue.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement payment of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Profit Margin
Our gross profit margin was 93.2% and 63.2% for the nine months ended September 30, 2021 and 2020, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payment from Daewoong, as a percentage of net revenues, was 57.4% and 69.4% for the nine months ended September 30, 2021 and 2020, respectively. We anticipate our gross profit margin and adjusted gross profit margin will be impacted negatively and materially through September 2022, and to a lesser degree for ten years thereafter, by our payments under the Medytox/Allergan Settlement Agreements, offset by payments we receive under the 2021 Daewoong Agreement. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs for Jeuveau®.
Selling, General and Administrative
Selling, general and administrative expenses increased by $8.0 million, or 11.3%, to $78.8 million for the nine months ended September 30, 2021 from $70.8 million for the nine months ended September 30, 2020, primarily resulting from increasing our commercial activities, including direct-to-consumer marketing, partially offset by a decrease in personnel costs, during the second and third quarters of 2021 after having made reductions to commercial and corporate activities to preserve liquidity in the same period of 2020 during the COVID-19 outbreak. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies.
Research and Development
Research and development expenses increased by $0.6 million, or 60.0%, to $1.6 million for the nine months ended September 30, 2021 from $1.0 million for the nine months ended September 30, 2020 due to increased clinical activities. We expect our overall research and development expense to increase if we develop further product candidates and pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to the Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. During the nine months ended September 30, 2021 and 2020, the revaluation charge of $4.0 million and gain of $9.9 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $0.5 million, or 9.6%, to $4.7 million for the nine months ended September 30, 2021 from $5.2 million for the nine months ended September 30, 2020 due to the decrease in amortization of the internal-use software costs.
Restructuring Costs

Restructuring costs during the nine months ended September 30, 2020 primarily included $3.0 million of termination benefits relating to actions we took to separate more than 100 employees to preserve liquidity and minimize the impact of COVID-19 on our business.
Non-Operating Expense, Net
Non-operating expense, net, decreased by $5.8 million, or 82.2%, to $1.3 million for the nine months ended September 30, 2021 from $7.1 million for the nine months ended September 30, 2020, primarily due to lower interest expense resulting from the repayment of the long-term debt from Oxford Finance, LLC in January 2021 and the conversion of the Daewoong Convertible Note in March 2021.
Loss from Extinguishment of Debts, Net
Loss from extinguishment of debts, net includes a $1.9 million loss from payoff of long-term debt with Oxford Finance, LLC in January 2021, partially offset by a $1.0 million gain from the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes (Benefit) Expense
There was no income tax expense for the nine months ended September 30, 2021 compared to an income tax expense of $0.2 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $107.8 million, positive working capital of $67.0 million and stockholders’ equity of $97.4 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. We have incurred annual operating losses to date and have an accumulated deficit of $404.7 million as of September 30, 2021 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net loss of $28.6 million and $52.3 million for the nine months ended September 30, 2021 and 2020, respectively. We used net cash of $24.3 million and $55.6 million in operating activities for the nine months ended September 30, 2021 and 2020, respectively. Management expects operating losses and negative operating cash flows to continue for at least the next 12 months.
Follow-On Public Offering
In April 2021, we completed a follow-on public offering and sold 10,350,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,350,000 shares of our common stock, at a price to the public of $9.50 per share. We received net proceeds of approximately $92.4 million from the offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
“At-the-market” Offerings of Common Stock
On March 26, 2021, we entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of our common stock may be sold from time to time for aggregate gross proceeds of up to $75.0 million (the “ATM Program”). The Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from the sale of our common shares under the ATM Program.
For the three months ended September 30, 2021, we sold a total of 724,835 shares of our common stock pursuant to the ATM Program at the prevailing market prices for total net proceeds of $8.2 million and paid total commissions of $0.3 million to the Sales Agent. For the nine months ended September 30, 2021, we sold a total of 934,367 shares of our common stock pursuant to the ATM Program at the prevailing market prices for total net proceeds of $10.9 million and paid total commissions of $0.3 million to the Sales Agent. As of September 30, 2021, we had $63.8 million available for future issuances under the ATM Program. Since August 2021, we have not sold any shares under the ATM Program.
The Oxford Loan and Security Agreement

On March 15, 2019, we entered into a Loan and Security Agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender would make term loans available to us of up to $100.0 million. The credit facility provided that the term loans would be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million was not borrowed. The credit facility bore an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We agreed to pay interest-only for the first 36 months until May 2022, followed by a 23-month amortization period.
On January 4, 2021, we entered into a letter agreement, or Payoff Letter, with Oxford, pursuant to which (i) we paid Oxford $76.4 million, or the Payoff Amount, to discharge in full all outstanding obligations, included accrued interest, under the Loan and Security Agreement, and (ii) effective upon such repayment, the Loan and Security Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford, and all other obligations of and restrictions on us under the Loan and Security Agreement, terminated.
As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of approximately $4.3 million of fees comprised of (i) approximately $2.8 million of the Final Payment (as defined in Note 6. Oxford Term Loan) and (ii) the prepayment fee of $1.5 million otherwise payable pursuant to the terms of the Loan and Security Agreement.
The Daewoong Convertible Note
On July 6, 2020, we issued Daewoong the Daewoong Convertible Note for the principal amount of $40.0 million, which was funded on July 30, 2020. Additionally, on July 6, 2020, we, Daewoong, and Oxford entered into a Subordination Agreement pursuant to which the Convertible Note would be subordinated to our obligations under the Loan and Security Agreement with Oxford.
The Daewoong Convertible Note bore interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and was scheduled to mature on July 30, 2025, subject to earlier conversion as provided below.
In March 2021, pursuant to a Conversion Agreement with Daewoong, the outstanding principal balance including interest paid in kind that was added to the outstanding principal under the terms of the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40.8 million was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of our common stock on March 25, 2021.
Contingent Royalties and Promissory Note Payable to the Evolus Founders
We are obligated to make the following future payments to the founders of Evolus, which we refer to as the Evolus Founders: (i) quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® and (ii) a $20.0 million promissory note that matures in November 2021. The obligations set forth in (i) above terminate in the third quarter of 2029, the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the Unites States. The fair value of the obligations set forth in (i) is valued quarterly and is referred to in our financial statements as the contingent royalty obligation.
Litigation Settlement
As described in “—Overview—Impact of Settlement Agreements,” on February 18, 2021, upon entering into the Medytox/Allergan Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years, of which we paid the first payment of $15.0 million in the third quarter of 2021 and have $15.0 million due in the next twelve months. We also issued 6,762,652 shares of common stock to Medytox. In addition, during the period from December 16, 2020 to September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly.
As described in “—Overview—Impact of Settlement Agreements,” on March 23, 2021, upon entering the 2021 Daewoong Arrangement, Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Agreement and agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, will be sufficient to meet our obligations and fund operations through at least the next twelve months based on our expected cash needs from the date of the issuance of this Quarterly Report on Form 10-Q. This includes our obligation to make a $20.0 million payment in November 2021 to the Evolus Founders under a promissory note issued to them in 2017 (see “—Contingent Royalties and Promissory Note Payable to the Evolus Founders” above) and an additional $15.0 million payment pursuant to the Medytox/Allergan Settlement Agreements due in the first quarter of 2022 (see “—Litigation Settlement” above).

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
•the amounts of the royalty payable to the Evolus Founders;
•the number and characteristics of any future product candidates we develop or acquire;
•the timing and costs of any ongoing or future clinical programs we may conduct;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$(24.3)	$(55.6)
Investing activities	4.4	(7.5)
Financing activities	25.2	38.3
Change in cash and cash equivalents	5.2	(24.8)
Cash and cash equivalents, beginning of period	102.6	109.9
Cash and cash equivalents, end of period	$107.8	$85.1
Operating Activities
For the nine months ended September 30, 2021, operating activities used $24.3 million of cash, which primarily resulted from our net loss of $28.6 million as adjusted for certain non-cash charges including $6.9 million of stock-based compensation expense, $4.0 million in revaluation of our contingent royalty obligation, $0.5 million of provision of allowance for doubtful accounts and $4.7 million of depreciation and amortization. Net operating assets and liabilities changed by $14.5 million primarily driven by timing of collections from customers and payments to vendors and the first cash payment of litigation settlement of $15.0 million to Medytox and Allergan.
For the nine months ended September 30, 2020, operating activities used $55.6 million of cash, which primarily resulted from our net loss of $52.3 million as adjusted for certain non-cash charges including $8.0 million of stock-based compensation expense, a gain of $9.9 million in revaluation of our contingent royalty obligation, $2.4 million of provision of allowance for doubtful accounts and $5.2 million of depreciation and amortization. Net operating assets and liabilities changed by $11.4 million primarily driven by timing of receipts from customers and payments to vendors.
Investing Activities
Cash provided by investing activities was $4.4 million for the nine months ended September 30, 2021 compared to cash used in investing activities of $7.5 million for the nine months ended September 30, 2020. The decrease in cash used in investing activities was attributable to maturities of short-term investments with no new purchases during the nine months ended September 30, 2021.
Financing Activities
Cash provided by financing activities was $25.2 million for the nine months ended September 30, 2021, compared to $38.3 million of cash provided by financing activities for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, cash provided by financing activities primarily resulted from the repayment of long-term debt with Oxford of $76.3 million in January 2021, offset by the net proceeds from our follow-on offering of $92.2 million and sales of $10.9 million of our common shares under the ATM Program. For the nine months ended September 30, 2020, cash provided by financing activities primarily resulted from the proceeds from the issuance of convertible note of $40.0 million in July 2020.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which was filed with the SEC on August 4, 2021. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. While we recorded a profit for the three months ended March 31, 2021, largely as a result of a payment received from our partner, Daewoong, we were not profitable during the three or nine months ended September 30, 2021, and we do not expect to be profitable in 2021. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $28.6 million for the nine months ended September 30, 2021, and we recorded a net loss of $163.0 million and net loss of $90.0 million for the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit as of September 30, 2021 of $404.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and commercialize Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.
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
In the near term, we expect to make a $20.0 million payment in November 2021 due to the founders of our company under a promissory note issued to them in 2017 and expenditures associated with our settlement agreements with Medytox and Allergan, including a $15.0 million payment due in the first quarter of 2022. Additionally, we expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, including our proposed higher strength dose of Jeuveau®, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully commercialize Jeuveau®. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
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
If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, and Allergan Limited, Allergan, Inc. and Allergan Pharmaceuticals Ireland, or, collectively, Allergan, we may face litigation or lose our ability to commercialize Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
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
Under the Medytox/Allergan Settlement Agreements we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the “Licensed Products’), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make payments of $35.0 million in multiple payments over two years to Allergan and Medytox, (ii) from December 16, 2020 to September 16, 2022, pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a specified dollar amount per vial sold of Licensed Product by or on behalf of the Company in the United States, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States; (iv) from September 16, 2022 to September 16, 2032, pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox 6,762,652 shares of our common stock, which we issued on February 18 2021, and (vi) enter into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements we made certain representations and warranties and agreed to positive and negative covenants.
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
Additionally, if Medytox or Allergan fail to comply with the terms of the Medytox/Allergan Settlement Agreements and comply with the covenants and agreements under the Medytox/Allergan Settlement Agreements, it would materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. We would also be required to engage in costly and time consuming litigation in order to enforce our rights under the Medytox/Allergan Settlement Agreements.
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
Our business, financial condition and operations have been, and may in the future be, adversely affected by the COVID-19 outbreak or other similar outbreaks.
The COVID-19 outbreak and pandemic of the novel coronavirus that was first detected in Wuhan, China, in 2019, known as COVID-19, or other similar outbreaks of contagious diseases may have material adverse effects on our business, financial condition, results of operations and cash flows.
The COVID-19 outbreak, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, has adversely affected our business in a number of ways. For example, the spread of COVID-19 in the United States has resulted and continues to, at times, result in travel restrictions impacting our sales professionals and closures of our customers’ businesses, which has adversely affected our sales and operations. In response, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring our employees and sales professionals, to work remotely when required by local jurisdictions, limiting non-essential travel and minimizing in-person work-related meetings. We significantly reduced our operating expenses in 2020, including through meaningful headcount reductions and temporary reductions in executive salaries. Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Moreover, Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions to slow its spread, these elective procedures declined dramatically in 2020 due to closures of our customers’ businesses and as many customers are deferring their procedures. Even after the current COVID-19 outbreak has subsided, we may continue to experience negative impacts to our business and financial results if consumers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak, including new and more contagious and/or vaccine resistant variants, as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that has occurred or may occur in the future. Additionally, a resurgence of the COVID-19 outbreak including related shutdowns may impact our ability to enroll patients in our ongoing and future clinical programs.
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
Competitors and other parties may also seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. has submitted a biologics license application, or BLA, to the FDA for an injectable botulinum toxin type A neurotoxin and in October 2021 received a Complete Response Letter from the FDA. Additionally, Hugel Inc., has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin. If either BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
Jeuveau® may fail to gain sufficient market acceptance by physicians, consumers and others in the medical aesthetics community. The commercial success of Jeuveau® and any future product candidates, including a proposed higher strength dose of Jeuveau®, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for Jeuveau®.
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
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, foreign governments and cyberterrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Interruptions in our operations caused by such an event could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. Interruptions in our operations caused by such an event could also result in a material disruption in our relationship with our customers. For example, if our Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation.
Moreover, a computer security breach that affects our systems or results in the unauthorized release of financial information, personally identifiable information, or PII, or other sensitive information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, if applicable, including the General Data Protection Regulation, or GDPR, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, the California Consumer Privacy Act, among other things, has created new individual privacy rights and imposes increased obligations on companies handling PII. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as Jeuveau®. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Physicians could use Jeuveau® on their patients in a manner that is inconsistent with the approved label of the treatment of moderate to severe glabellar lines, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the European Medicines Agency, or EMA, and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
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
As of September 30, 2021, we had 149 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Our international operations will also subject us to risks related to multiple, conflicting and changing laws and regulations such as privacy regulations, including the GDPR, tax laws, export and import restrictions, employment laws, immigration laws, labor laws, regulatory requirements and other governmental approvals, permits and licenses. Additionally, we will face heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements. These and other factors could harm our ability to gain future revenue and, consequently, materially impact our business, operating results and financial condition.
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
Pursuant to the Daewoong Agreement, as it has been amended from time to time, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, Russia, certain members of the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau® and obtain from Daewoong all of our product supply requirements for Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license. In light of the COVID-19 outbreak and the potential loss of our ability to discount the product to levels previously provided as a result of the Medytox/Allergan Settlement Agreements, it may become more difficult for us to achieve the minimum annual purchase targets for Jeuveau® which may result in the license being converted to a non-exclusive license.
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
In addition, our reliance on Daewoong entails additional risks, including reliance on Daewoong for regulatory compliance and quality assurance, the possible breach of the Daewoong Agreement by Daewoong, and the possible termination or nonrenewal of the Daewoong Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of Daewoong, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Jeuveau®. Our dependence on Daewoong also subjects us to all of the risks related to Daewoong’s business, which are all generally beyond our control. Daewoong’s ability to perform its obligations under the Daewoong Agreement is dependent on Daewoong’s operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in South Korea and the broader region in general and the ability of Daewoong to continue to successfully attract customers and compete in its market. Furthermore, Daewoong’s recently constructed manufacturing facility is Daewoong’s only facility meeting FDA and EMA, current Good Manufacturing Requirements, or cGMPs. Daewoong’s lack of familiarity with, or inability to effectively operate, the facility and produce products of consistent quality, may harm our ability to compete in our market.
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
Third parties may assert that we or any of our current or future licensors, including Daewoong, are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of Jeuveau® or any future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that Jeuveau® or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-

party patents were held by a court of competent jurisdiction to cover the manufacturing process of Jeuveau® or any future product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
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
Regulatory approval of a BLA or BLA supplement, marketing authorization application, or MAA, or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for the FDA, the EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, the EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:
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
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau® and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice, or GCP, requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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

Risks Related to Our Common Stock
Medytox, Alphaeon 1, LLC and Daewoong each own a significant portion of our common stock and may exert significant control over our business.
We had 55,553,792 shares of common stock issued and outstanding as of September 30, 2021. As of September 30, 2021, Medytox owned 13.4% of our outstanding shares of common stock, Alphaeon 1, LLC owned 10.9% of our outstanding shares of common stock, and Daewoong owned 5.6% of our outstanding shares of common stock. Until February 17, 2022, Medytox is required to vote all shares of common stock that it owns (i) in any action or proposal relating to the election of directors, in line with the recommendations of our board of directors and (ii) in all other actions, at Medytox’s option either (A) in line with the recommendation of our board of directors or (ii) in the same manner and proportion as the votes made by all outstanding voting securities other than those held by Medytox, the officers and directors of the Company and Alphaeon 1, LLC and its affiliates.
This concentrated ownership position may provide Medytox, Alphaeon 1, LLC or Daewoong with significant influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. In addition, prior to February 17, 2022, the Medytox voting obligations may make it more difficult to replace or remove directors. The significant stock ownership by Medytox, Alphaeon 1, LLC and Daewoong may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
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
Our stock price is volatile. For example, the closing price of our common stock during the nine months ended September 30, 2021 has ranged from a low of $3.20 to a high of $16.51. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•adverse developments affecting our compliance with the Medytox/Allergan Settlement Agreements or Daewoong’s ability to satisfy its reimbursement obligations to us with respect to the royalties payable to Medytox and Allergan;
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
•sales of substantial amounts of our stock by Medytox, Alphaeon 1, LLC, Daewoong or other significant stockholders or our insiders, or the expectation that such sales might occur;
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
Future sales of our common stock by us, Medytox, Alphaeon 1, LLC, Daewoong or others, or the perception that such sales may occur, could depress the market price of our common stock.
Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Additionally, as discussed above, each of Medytox, Alphaeon 1, LLC and Daewoong owns a significant portion of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to certain contractual limitations in the case of shares of our common stock owned by Medytox and the volume and other restrictions of Rule 144 under the Securities Act for so long as Medytox, Alphaeon 1, LLC or Daewoong are deemed to be our affiliate, unless the shares to be sold are registered with the SEC. Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates, prevent Medytox from transferring any shares of common stock prior to February 16, 2022 and, thereafter, prohibit Medytox from transferring more than 25% of the shares it holds prior to September 16, 2023, more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. The sale by Medytox, Alphaeon 1, LLC or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock. For example, in September 2021, Alphaeon 1, LLC sold 2,597,475 shares of our common stock.
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

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
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

Evolus, Inc.

Date:	November 2, 2021	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2021	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)