Form 10-K
period 2021-12-31
Evolus, Inc.
filed 2022-03-03
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $423.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $12.65 per share for such date.

As of February 28, 2022, 55,694,452 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Annual Report on Form 10-K prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors”, the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
•We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
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
•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, and Allergan Limited, Allergan, Inc. and Allergan Pharmaceuticals Ireland, or, collectively, Allergan, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
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
•We may need to increase the size of our organization, including our sales and marketing capabilities in order to further market and sell Jeuveau® and we may experience difficulties in managing this growth.
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
EVOLUS™, Jeuveau®, Evolux® are three of our trademarks that are used in this Annual Report on Form 10-K. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, but is referred to throughout this Annual Report on Form 10-K as Jeuveau®. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Annual Report on Form 10-K as BOTOX. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Part I
Item 1.     Business.
Overview
We are a performance beauty company with a customer-centric approach to delivering breakthrough products in the self-pay aesthetic market.
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
United States
In February 2019, we received the approval of our first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration, or FDA. In May 2019, we commercially launched Jeuveau® in the United States, and our net product revenue totaled $99.0 million for fiscal year 2021 and $34.7 million for the fourth quarter of 2021.
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the glabellar lines. We plan to enroll our first patient in the clinical trial during the first quarter of 2022.
International
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner, Clarion Medical Technologies, Inc., or Clarion, and our net service revenue totaled $0.7 million for fiscal year 2021.
In September 2019, we received approval from the European Commission, to market Jeuveau® in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the existing approval obtained in September 2019. We plan to launch Jeuveau® in Europe in select countries during the third quarter of 2022.
We received acceptance of our submission to the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin in Australia in the first quarter of 2022. We expect to receive full TGA regulatory approval and launch the product in Australia in 2023.
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
According to Medical Insight’s The Global Aesthetic Market Study, within the self-pay aesthetic market, the global aesthetic neurotoxin market is estimated to grow to approximately $5.5 billion in 2025. The U.S. aesthetic neurotoxin market is expected to grow to approximately $2.9 billion in 2025. According to Clarivate Aesthetic Injectables Market Insights, the European aesthetic neurotoxin market is expected to grow to approximately $621 million in 2025.
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
•rising disposable income, with the U.S. Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 21% from December 2012 to December 2021;
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
Our Competitive Strengths
We offer physicians and consumers a compelling value proposition because:
•Jeuveau® offers the market the first known 900 kDa neurotoxin alternative to BOTOX. The manufacture of both Jeuveau® and BOTOX starts with a 900 kDa complex, includes adding the excipients human serum albumin, or HSA, and sodium chloride, and finishes by vacuum drying. We believe Jeuveau® is the only known neurotoxin product in the United States with a 900 kDa neurotoxin complex other than BOTOX. We also believe an important component of competitiveness in the neurotoxin market relates to the characteristics associated with the 900 kDa complex and the potential of the accessory proteins to increase the effectiveness of the active toxin portion of the complex.
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
Our Strategy
We launched Jeuveau® in the United States with our own specialty sales organization now consisting of over 70 positions between representatives, management and other sales employees and in Canada through our distribution partner, Clarion. We plan to launch in select European countries during the third quarter of 2022. We plan to expand our product offerings over time through in-licensing, partnerships and acquisitions and by launching our products internationally. The key components of our strategy are:
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
TRANSPARENCY: Evolus Clinical Development for Glabellar Lines
TRANSPARENCY was a comprehensive five-study clinical development program for Jeuveau® and was used to meet the regulatory requirements for a Biologics License Application, or BLA, in the United States, a Marketing Authorisation Application, or MAA, in the EU, and a New Drug Submission, or NDS, in Canada, for the treatment of moderate to severe glabellar lines. The TRANSPARENCY program, which was developed in consultation with the FDA, Canadian, and European regulatory bodies, included three multicenter, randomized, double-blinded, controlled, single dose Phase III studies titled EV-001, EV-002 and EVB-003. Treatment of the Glabellar lines was based on a 4-point photonumeric Glabellar Line Scale, or GLS, where 0=no lines, 1=mild lines, 2=moderate lines and 3=severe lines.
U.S. Phase III Clinical Trials – Composite End Point Versus Placebo
The two identical U.S. Phase III studies, EV-001 and EV-002 (the “U.S. Phase III Studies”), enrolled a combined 654 adults who had moderate to severe glabellar lines at maximum frown. Subjects were randomly assigned in a 3:1 ratio to receive a single treatment of either Jeuveau® or placebo. The primary efficacy endpoint was defined as the proportion of subjects classified as responders on Day 30. A subject was considered a responder only if both the investigator and the subject independently agreed that there was a 2 point improvement or greater on the GLS from Day 0 to Day 30 at maximum frown. This type of endpoint where both the investigator and subject must agree is known as a composite endpoint.

Both of the U.S. Phase III studies met the primary endpoint of superiority over placebo. The percentages of responders in the intent to treat population were:
•EV-001: 1.2% placebo, 67.5% Jeuveau®, with an absolute difference between the groups of 66.3%, 95% CI (59.0, 72.4)
•EV-002: 1.3% placebo, 70.4% Jeuveau®, with an absolute difference between the groups of 69.1%, 95% CI (61.5, 75.1)
EU Phase III Clinical Trials – Head-to-Head Comparison of Jeuveau®, Botox and Placebo
The EVB-003 study was the third Phase III safety and efficacy study in the TRANSPARENCY Program and compared the efficacy of Jeuveau®, Botox and Placebo. The study was conducted in Europe and Canada and enrolled 540 adults who (i) the investigator assessed to have moderate to severe glabellar lines and (ii) who felt their glabellar lines had an important psychological impact, such as on their mood, anxiety or depressive symptoms. Subjects were randomly assigned in a 5:5:1 ratio to receive a single treatment of 20 units of Jeuveau®, 20 units of BOTOX or placebo.
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

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
87.2%
82.8%
4.2%
Jeuveau®
n=235
Botox
n=244
Placebo
n=48

EU and Canadian Phase III Trial - Adverse Event Rate Summary
EU and Canadian Phase III Trial - Select Secondary Endpoints

*P-Value Placebo vs Jeuveau® <0.001
TRANSPARENCY Safety Evaluations
Safety was studied across all five studies that made up the TRANSPARENCY Clinical Program. Jeuveau® was relatively well tolerated with no drug related serious adverse events, or SAEs. Most adverse events were mild and the labeling information for Jeuveau® lists the most common adverse reactions as headache (9.3%), eyelid ptosis (2.0%), upper respiratory tract infections (3%) and increase white blood cell count (1%).
Pipeline
Phase II “Extra Strength” Clinical Trial
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the glabellar lines. This planned glabellar line study is a controlled, randomized, prospective, double blind, three-arm trial following patients out to a maximum of 12 months. Three-arms will be enrolled: the currently approved 20 units of BOTOX and 20 units of Jeuveau® compared to 40 units of “extra strength” Jeuveau®. Study initiation activity has begun with an open Investigational New Drug (“IND”) application and the first patient is expected to be enrolled in the first quarter of 2022. We anticipate completing the study in the first half of 2023.
Manufacturing
Daewoong Pharmaceuticals Co. Ltd., or Daewoong, manufactures and supplies Jeuveau® to us. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical companies in South Korea. Daewoong constructed a facility in South Korea where Jeuveau® is produced. We believe this facility will be sufficient to meet demand for Jeuveau® for the foreseeable future. The FDA conducted a current Good Manufacturing Practice, or cGMP, and pre-approval inspection of the facility in November 2017 in connection with our Biologics License Application, or BLA, for Jeuveau®. The UK Medicines and Healthcare Products Regulatory Agency, or MHRA, also completed an inspection of the manufacturing facility in February 2018 in connection with our Marketing Authorisation Application, or MAA. The U.S. FDA approval of Jeuveau® in February 2019 included approval to manufacture Jeuveau® at Daewoong’s facility.

Daewoong License and Supply Agreement
In 2013, we entered into the Daewoong Agreement, pursuant to which Daewoong agreed to manufacture and supply Jeuveau® and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, Russia, certain members of the Commonwealth of Independent States, or CIS, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. If we fail to meet these purchase requirements, Daewoong may, at its option, convert the exclusive license for such covered territory to a non-exclusive license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
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
Under the Daewoong Agreement, we are the sole owner of any marketing authorization and clinical trial results we pursue in a covered territory. However, if we do not renew the Daewoong Agreement or upon termination of the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights to Daewoong.
Impact of Settlement Agreements
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements.
Under the Medytox/Allergan Settlement Agreements, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, of which we paid the first payment of $15.0 million in the third quarter of 2021 and $15.0 million during the first quarter of 2022, with final payment of $5.0 million due in 2023, (ii) pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Products by or on our behalf in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, and (iv) beginning September 16, 2022 to September 16, 2032, we will pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States. We also issued 6,762,652 shares of our common stock to Medytox.
Competition
Our primary competitors are companies offering injectable dose forms of botulinum toxin. There are only four approved injectable botulinum toxin type A neurotoxins in the United States, including Jeuveau®. There are also other injectable botulinum toxin type A products being developed for the U.S. market. We believe the primary competing products in this market include BOTOX, Dysport and Xeomin:
•BOTOX, marketed by Allergan plc, or Allergan, received FDA approval in 2002 for glabellar lines. Allergan (now AbbVie) was the first company to market neurotoxins for aesthetic purposes.
•Dysport, marketed by Galderma S.A., or Galderma, received FDA approval in 2009 for glabellar lines.
•Xeomin, marketed by Merz Pharma GmbH & Co., or Merz, received FDA approval in 2011 for glabellar lines.
We are also aware that Revance Therapeutics, Inc. has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and in October 2021 received a Complete Response Letter from the FDA. Additionally, Hugel Inc., has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin. If either BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. Most of our primary competitors are also approved to sell injectable botulinum toxin type A neurotoxins in Europe and other markets that we may enter.
In addition to the companies commercializing and developing neurotoxins, there are other products and treatments that may indirectly compete with Jeuveau®, such as dermal fillers, laser treatments, brow lifts, chemical peels, fat injections and cold therapy. We compete with various companies that have products in these medical aesthetic categories. Among these companies are Allergan (now AbbVie), Sanofi, Sun Pharma, Valeant Pharmaceuticals International, Inc., or Valeant, Mentor Worldwide LLC, a division of Johnson & Johnson, Merz, Galderma, and Skinceuticals, a division of L’Oreal SA. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are in various phases of development in North America for the treatment of glabellar lines.
Seasonality
We launched Jeuveau® into the U.S. aesthetic neurotoxin market in May 2019. Given the limited history of the commercialization of Jeuveau®, the impact of the COVID-19 outbreak and the impact of the ITC remedial orders, we have not observed significant seasonality in our net revenues to date. However, we are aware that historically the aesthetic neurotoxin market experiences higher revenue in the second and fourth calendar quarters as compared to the first and third calendar quarters.
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
Government Regulation in Europe
In the European Economic Area, or EEA (which is composed of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.
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
Regulation Outside of the United States and Europe
In addition to regulations in the United States and EU, we may be subject to a variety of regulations in other jurisdictions governing manufacturing, clinical trials, commercial sales and distribution of our future products. Whether or not we obtain FDA approval or MA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval or MA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
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
Environmental Regulation
We are subject to numerous foreign, federal, state, and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, manufacturing practices, fire hazard control, product stewardship and end-of-life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous substances and biological materials. We believe that we have been and remain in substantial compliance with all applicable environmental laws and regulations and that we currently have no liabilities under such environmental requirements that could reasonably be expected to materially harm our business, results of operations or financial condition.
Human Capital Resources
As of December 31, 2021, we had 167 employees, all of whom are full-time in the United States and United Kingdom, and 69% of our full-time employees were women. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Attracting and Developing Talent
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
Compensation and Benefits
To attract, retain and recognize talent, we aim to ensure merit-based, equitable compensation practices and strive to provide competitive compensation and benefit packages to our employees. Our compensation package includes competitive base pay, an annual performance bonus, long-term incentive awards, health care and retirement benefits, paid time off and family leave, among others.
Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This included requiring our employees and sales professionals to work remotely when required by local jurisdictions, limiting non-essential travel and minimizing in-person work-related meetings.
Inclusion and Belonging

We promote an inclusive culture that values equity, opportunity, and respect. In 2019, we formed a Culture & Belonging Council comprised of our employees. This council has a vision to create and foster a culture that reflects diversity and inclusion so that each of our employees has a sense of belonging as their authentic, unique selves. In support of our inclusive culture, we provide unconscious bias training to strengthen employee awareness and strive to recruit a diverse talent pool across all levels of the organization.
Corporate Information
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

Item 1A. Risk Factors.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included in Item 8 “Financial Statements and Supplementary Data.” If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully commercialize it in a timely manner. While the product was commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully market and sell Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant issues commercializing Jeuveau®. Further, we may never be able to successfully market and sell Jeuveau® or any future product candidates. In addition, our experience as a commercial company is limited. Accordingly, we may not be able to generate sufficient revenue through the sale of Jeuveau® or any future product candidates to continue our business.
We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product and limited commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. While we recorded a profit for the three months ended March 31, 2021, largely as a result of a payment received from our partner, Daewoong, we were not profitable and have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $46.8 million and $163.0 million for the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit as of December 31, 2021 of $422.9 million. We expect to continue to incur losses for the foreseeable future. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval of Jeuveau® in the United States, EU and Canada and in connection with the launch of Jeuveau® in the United States and Canada. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell Jeuveau® and for the clinical development of any additional product candidates we may choose to pursue.
In the near term, we expect to make payments for expenditures associated with our settlement agreements with Medytox and Allergan, including a $15.0 million payment due in the first quarter of 2022 and $5.0 million in 2023, a portion of which will be reimbursed to us by Daewoong. Additionally, we expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, including our proposed higher strength dose of Jeuveau®, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell Jeuveau®. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
If we were to raise additional capital through marketing and distribution arrangements, royalty financing arrangements, or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to market and sell Jeuveau® or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
In the event we do not achieve specified minimum sales targets under the Daewoong Agreement, we will lose exclusivity of the license that we have been granted under the Daewoong Agreement. In addition, if we are unable to raise additional capital when required or on acceptable terms, we will be required to take actions to address our liquidity needs which may include the following: significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, and Allergan Limited, Allergan, Inc. and Allergan Pharmaceuticals Ireland, or, collectively, Allergan, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
Effective February 18, 2021, we entered into a Settlement and License Agreement with Allergan and Medytox, which we refer to as the U.S. Settlement Agreement, and into another Settlement and License Agreement with Medytox only, which we refer to as the ROW Settlement Agreement. Collectively, we refer to the U.S. Settlement Agreement and the ROW Settlement Agreement as the Medytox/Allergan Settlement Agreements.
Under the Medytox/Allergan Settlement Agreements we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the

“Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make payments of $35.0 million in multiple payments over two years to Allergan and Medytox, of which we have paid $30.0 million, (ii) from December 16, 2020 to September 16, 2022, pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a specified dollar amount per vial sold of the Licensed Products by or on behalf of the us in the United States, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, (iv) from September 16, 2022 to September 16, 2032, pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox 6,762,652 shares of our common stock, which we issued on February 18 2021, and (vi) enter into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements we made certain representations and warranties and agreed to positive and negative covenants.
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
Additionally, if Medytox or Allergan fail to comply with the terms of the Medytox/Allergan Settlement Agreements and comply with the covenants and agreements under the Medytox/Allergan Settlement Agreements, it could materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. We would also be required to engage in costly and time consuming litigation in order to enforce our rights under the Medytox/Allergan Settlement Agreements.
The terms of the Medytox/Allergan Settlement Agreements will reduce our profitability until the royalty obligations expire, and may affect the extent of any discounts we may offer to our customers.
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, our profitability will be impacted for the period that we are required to pay royalties. We may be able to offset a portion of the loss of profitability by decreasing any discount to customers on Jeuveau® as compared to discounts we provided to customers prior to the Medytox/Allergan Settlement Agreements. If we reduce discounts for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
Our business, financial condition and operations have been, and may in the future be, adversely affected by the COVID-19 outbreak or other similar outbreaks.
The outbreak and pandemic of the novel coronavirus that was first detected in 2019, known as COVID-19, has had, and may continue to have, material adverse effects on our business, financial condition, results of operations and cash flows. Other similar outbreaks of contagious diseases in the future could have a similar material adverse effect on our business.
The COVID-19 outbreak, and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, has adversely affected our business in a number of ways. For example, the spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and closures of our customers’ businesses, which adversely affected our sales and operations, particularly in 2020 and periods of 2021. If similar or other restrictions are imposed in the future in response COVID-19 outbreaks or outbreaks of other contagious disease, our sales and operations may be adversely affected. Additionally, surges of COVID-19 outbreaks or other outbreaks of contagious disease, including closures of our customers’ businesses, may impact our ability to enroll patients in our ongoing and future clinical programs.
Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets, including increased inflation. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Moreover, Jeuveau® is utilized in elective procedures, the costs of which are borne by the consumer and not third-party payors. As a result of the COVID-19 outbreak and restrictions to slow its spread, these elective procedures declined dramatically in 2020 due to closures of our customers’ businesses and as many customers are deferring their procedures. Even after the current COVID-19 pandemic subsides, we may continue to experience negative impacts to our business and financial results if consumers continue to defer or avoid altogether elective procedures to administer Jeuveau® due to the continued perceived risk of infection or concern of a resurgence of the COVID-19 outbreak, including new and more contagious and/or vaccine resistant variants, as well as COVID-19’s global economic impact, including decreases in consumer discretionary spending and any economic slowdown or recession that may occur in the future.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Significant increases in unemployment stemming from the pandemic have also occurred which may impact consumer discretionary spending. Furthermore, the discretionary nature of aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. Because we do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor, our only product is and will continue to be paid for directly by the consumer. Demand for Jeuveau® is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all, and could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.
Additionally, our business strategy was developed based on a number of important assumptions about the self-pay healthcare market. For example, we believe that the number of self-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of Jeuveau® or any of our future product candidates could differ materially from our projections if our assumptions are incorrect.
Jeuveau® faces, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Jeuveau® is approved for use in facial aesthetic medicine. The facial aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval of Jeuveau® for the treatment of glabellar lines and launched commercially in the United States and through a distribution partner in Canada. We anticipate that Jeuveau® will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Jeuveau® may also compete with unapproved and off-label treatments. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the aesthetic neurotoxin product market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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

In the long term, we expect to expand our focus to the broader self-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. has submitted a biologics license application, or BLA, to the FDA for an injectable botulinum toxin type A neurotoxin and in October 2021 received a Complete Response Letter from the FDA. Additionally, Hugel Inc., has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin. If either BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
Jeuveau® may fail to achieve the broad degree of physician adoption and use or consumer demand necessary for continued commercial success.
Jeuveau® may fail to gain sufficient market acceptance by physicians, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau® and any future product candidates, including a proposed higher strength dose of Jeuveau®, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for Jeuveau®.
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
We are reliant on our digital technology, including our Evolus Practice App, which allows customers to open a new account, order Jeuveau®, pay invoices and engage with our customer experience team and medical affairs representatives. In the event that our digital technology is unable to function in the manner it was designed or at all, we would experience difficulty processing customer orders and requests in a timely manner or at all which would have a material adverse effect on our business, results of operations and financial condition.
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
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to disruption or damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber intrusions, insider threats, persons who access our systems in an authorized manner, or inadvertent misconfiguration of our systems. The risk of a security incident or system disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, foreign governments and cybercriminals, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Interruptions in our operations caused by such an event could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. Interruptions in our operations caused by such an event could also result in a material disruption in our relationship with our customers. For example, if our Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation.
Moreover, a computer security incident that affects our systems or results in the unauthorized access to financial information, personally identifiable information (PII), customer information or data, including credit card transaction data, or other sensitive information, could materially damage our reputation. In addition, such a security incident may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, including the General Data Protection Regulation (GDPR); the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve, and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, the California Consumer Privacy Act, among other things, has created new individual privacy rights and imposes increased obligations on companies handling PII. In the event of a security incident, we would also be exposed to the risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related security incidents.
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
Although most of our effort is focused on the commercialization of Jeuveau®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Jeuveau® is currently our sole product. Our competitors are currently able to bundle multiple aesthetic products to provide a more comprehensive offering than we can as a single product company. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising aesthetic product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
We may need to increase the size of our organization, including our sales and marketing capabilities in order to further market and sell Jeuveau® and we may experience difficulties in managing this growth.
As of December 31, 2021, we had 167 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States and are planning to have international operations, including launching in Europe in 2022. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations.
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
If we fail to attract and keep senior management and key scientific personnel, we may be unable to market and sell Jeuveau® successfully, or any future products we develop.
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
For example, under the Daewoong Agreement our rights to market and sell Jeuveau® are limited to cosmetic indications. Daewoong has subsequently licensed the rights to the therapeutic indications to a third party. As a result, we do not have the ability to expand the permitted uses of botulinum toxin products for therapeutic indications.
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
We have incurred substantial losses during our history and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2021, we had $273.8 million of federal NOLs and $169.3 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2021, we had federal research and development credit carryforwards of $2.9 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Planned discontinuation of LIBOR could have an adverse impact on operations.
As of December 31, 2021, we had $71.2 million of outstanding indebtedness that bears interest at a floating rate using London Interbank Offered Rate ("LIBOR") as the applicable reference rate. LIBOR has been the subject of regulatory guidance and proposals for reform. In March 2021, the United Kingdom's Financial Conduct Authority, the authority that regulates LIBOR, and ICE Benchmark Administration (“IBA”), the authority that administers LIBOR, announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. The United States Federal Reserve also issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021.
Changes in, or the planned discontinuation of, LIBOR would cause changes in how interest is calculated on our floating rate debt including our term loans. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Our floating rate debt instruments, including our term loans, provide for alternate interest rate calculations if LIBOR is no longer widely available or should the alternative interest rate prove more favorable. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law, including our Credit Agreement. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend our debt instruments with LIBOR as the referenced rate and how this will impact our cost of variable rate debt. We will also need to consider any new contracts and if whether they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

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
If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Daewoong and Daewoong may have the right to terminate our license. In addition, if any of the regulatory milestones or other cash payments become due under the terms of the Daewoong Agreement, we may not have sufficient funds available to meet our obligations, which would allow Daewoong to terminate the Daewoong Agreement. Any termination or loss of rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our ability to market and sell Jeuveau®, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Daewoong Agreement, we believe it would be difficult for us to find an alternative supplier of a botulinum toxin type A complex. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with Daewoong, the demand for Jeuveau® could be materially and adversely affected.
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
Additionally, although we are ultimately responsible for ensuring compliance with regulatory requirements such as cGMPs, we are dependent on Daewoong for day-to-day compliance with cGMP for production of drug substance and finished products. Facilities used by Daewoong to produce the drug substance and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. If the safety of Jeuveau® is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could adversely impact our ability to effectively market and sell Jeuveau®.
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
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of Jeuveau® or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of Jeuveau® and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. For example, prior to entering into the Medytox/Allergan Settlement Agreements, we were a defendant in a lawsuit brought by Medytox in the Superior Court of the State of California, or the Medytox Litigation, and a respondent in an action filed by Allergan and Medytox in the U.S. International Trade Commission, each alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Each of the Medytox Litigation and the ITC Action diverted the attention of our senior management and were costly, in terms of legal costs and the ultimate payments and royalties to be paid under the Medytox/Allergan Settlement Agreements.
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
Risks Related to Our Relationship with Alphaeon and Alphaeon 1, LLC
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in AEON Biopharma, Inc., or AEON, and Alphaeon 1, LLC and their positions with AEON and Alphaeon 1, LLC.
Prior to our initial public offering in 2018, we were wholly owned by AEON (previously known as ALPHAEON Corp.). In January 2020, AEON transferred all of their stock ownership in us to Alphaeon 1, LLC. As of December 31, 2021, Alphaeon 1, LLC owned 10.9% of our outstanding shares of common stock. Vikram Malik, Simone Blank, and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of AEON and Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board of managers of Alphaeon 1, LLC. Their positions at the Alphaeon entities and the ownership of any Alphaeon entity equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for the Alphaeon entities than the decisions have for us.
These decisions include corporate opportunities; the impact that operating decisions for our business may have on the Alphaeon entities’ consolidated financial statements; the impact that operating or capital decisions (including the incurrence of indebtedness) for our business may have on the Alphaeon entities’ current or future indebtedness or the covenants under that indebtedness; the timing and amount of financing efforts, whether they are debt or equity, and the amount of resulting dilution to existing shareholders; business combinations involving us; our dividend policy; and management stock ownership.
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
AEON and its directors and officers will have limited liability to us or you for breach of fiduciary duty.
Our certificate of incorporation provides that, subject to any contractual provision to the contrary, AEON has no obligation to refrain from: engaging in the same or similar business activities or lines of business as we do; doing business with any of our clients or consumers; or employing or otherwise engaging any of our officers or employees.
Our certificate of incorporation provides for the allocation of certain corporate opportunities between us and AEON. Under these provisions, neither AEON nor its other affiliates, nor any of their officers, directors, agents, stockholders, members, partners and subsidiaries, will have any obligation to present to us certain corporate opportunities. For example, a director or officer of our company who also serves as a director, officer or employee of AEON or any of its other affiliates may present to AEON certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business, if he or she was not offered such corporate opportunity in his or her capacity as our director or officer, and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to AEON or its other affiliates instead of to us, we may not be able to benefit from these opportunities.
In addition, under our certificate of incorporation, neither AEON nor any officer or director of AEON, except as provided in our certificate of incorporation, will be liable to us or to our stockholders for breach of any fiduciary or other duty by reason of any of these activities.
As of December 31, 2021, AEON no longer held any shares of our stock.
Risks Related to Our Common Stock
Medytox, Alphaeon 1, LLC and Daewoong each own a significant portion of our common stock and may exert significant control over our business.
We had 55,576,988 shares of common stock issued and outstanding as of December 31, 2021. As of December 31, 2021, Medytox owned 13.4% of our outstanding shares of common stock, Alphaeon 1, LLC owned 10.9% of our outstanding shares of common stock, and Daewoong owned 5.6% of our outstanding shares of common stock.
This concentrated ownership position may provide any one of Medytox, Alphaeon 1, LLC or Daewoong with influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. The significant stock ownership by Medytox, Alphaeon 1, LLC and Daewoong may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
Securities class action and derivative lawsuits have been filed against us and certain of our officers and directors, which could result in substantial costs and could divert management attention.
As disclosed in Part I, Item 3 “Legal Proceedings,” we and certain of our officers have been named as defendants in a securities class action lawsuit and we are a nominal defendant in derivative lawsuits filed against certain of our officers and directors. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We may also be the target of this type of litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to securities act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the year ended December 31, 2021 has ranged from a low of $3.20 to a high of $16.51. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•sales of substantial amounts of our stock by Medytox, Alphaeon 1 LLC, Daewoong or other significant stockholders or our insiders, or the expectation that such sales might occur;
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
•economic conditions in the markets in which we operate, including those related to COVID-19; and
•other factors described in this “Risk Factors” section.
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
Additionally, as discussed above, each of Medytox, Alphaeon 1, LLC and Daewoong owns a significant portion of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to certain contractual limitations in the case of shares of our common stock owned by Medytox and the volume and other restrictions of Rule 144 under the Securities Act for so long as Medytox or Alphaeon 1, LLC are deemed to be our affiliate, unless the shares to be sold are registered with the SEC. Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates prohibit Medytox from transferring more than 25% of the shares it holds prior to September 16, 2023, more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. The sale by Medytox, Alphaeon 1, LLC or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock. For example, in September 2021, Alphaeon 1, LLC sold 2,597,475 shares of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq Marketplace Rules and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-

Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to assist us in complying with these requirements, which will increase our costs and expenses.
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
None.
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
Item 3.     Legal Proceedings.
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau®, which we refer to as the ITC Action, and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). On September 17, 2021, the court appointed a lead plaintiff and lead counsel. On November 17, 2021, the lead plaintiff filed an amended class action complaint against the Company, three of its officers, and Alphaeon Corporation, the Company’s former majority shareholder. On January 18, 2022, the Company and the officer defendants served their motion to dismiss the amended complaint, which is scheduled to be fully briefed on June 16, 2022.
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complaints. On September 20, 2021, the court so-ordered the parties’ stipulated stay of the consolidated derivative suit pending the court’s decision on the defendants’ motion to dismiss the Securities Class Action.
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
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The Company was subsequently informed that the stockholder sold his shares of the Company’s common stock. On October 13, 2021, the Company received a substantially similar demand to inspect specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company responded to that demand on December 17, 2021.

Other Legal Matters
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
Holders of Record
As of February 28, 2022, we had approximately 30 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
From January 1, 2021 to December 31, 2021, the period covered by this Annual Report on Form 10-K, we did not issue any unregistered securities except as previously disclosed in those certain Current Report on Form 8-K filed with the SEC on February 19, 2021 and March 23, 2021.

Purchases of Equity Securities
We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2021.

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical financial statements and the notes thereto included in Item 8 “Financial Statements and Supplementary Data” and included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
Overview
We are a performance beauty company with a customer-centric approach to delivering breakthrough products in the self-pay aesthetic market. In February 2019, we received the approval of our first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration, or FDA. In May 2019, we commercially launched Jeuveau® in the United States.
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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We plan to launch Jeuveau® in Europe in the third quarter of 2022. We received acceptance of our submission to the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin product in Australia in the first quarter of 2022. We expect to receive full TGA regulatory approval and launch the product in Australia in 2023.

In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We plan to enroll our first patient in the clinical trial in the first quarter of 2022.
Impact of Settlement Agreements
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements.
Under the Medytox/Allergan Settlement Agreements, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, of which we paid the first payment of $15.0 million in the third quarter of 2021 and $15.0 million during the first quarter of 2022, with final payment of $5.0 million due in 2023, (ii) pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of the Licensed Products by or on our behalf in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, and (iv) from September 16, 2022 to September 16, 2032, pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States. We also issued 6,762,652 shares of our common stock to Medytox.

In addition, in March 2021, we entered into a Confidential Settlement and Release Agreement and certain related agreements with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), which we refer to as the Daewoong Arrangement, under which Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Arrangement and agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional details on the litigation settlement agreements.
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, after giving effect to the offset of a certain portion thereof that will be reimbursed to us under the Daewoong Arrangement, we expect that our cost of sales and gross profit margin will be materially negatively impacted through September 2022 and negatively impacted to a lesser extent from September 2022 to September 2032.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022, subject to the terms and conditions of the Pharmakon Term Loans. As of March 3, 2022, we have not drawn the second tranche. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Daewoong Convertible Note
On July 6, 2020, pursuant to a Convertible Promissory Note Purchase Agreement with Daewoong, we issued to Daewoong a Convertible Promissory Note for the principal amount of $40.0 million, which we refer to as the Daewoong Convertible Note, which was funded on July 30, 2020. On March 23, 2021, the outstanding principal balance, together with all accrued and unpaid interest thereon, in the amount of $40.8 million was converted, at the conversion price of $13.00 per share, into the right to receive 3,136,869 shares of our common stock under the Conversion Agreement. See “—Liquidity and Capital Resources—The Daewoong Convertible Note” for further information.
Royalties and Notes Payable to Evolus Founders
We are obligated to make the following future payments to the founders of Evolus, which we refer to as the Evolus Founders: quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. These obligations terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. The fair value of the obligations are valued quarterly and are referred to in our financial statements as the contingent royalty obligation. In November 2021, we also paid $20.0 million to satisfy in full a promissory note that matured in November 2021.
COVID-19 Impact
The ongoing COVID-19 outbreak and restrictions intended to slow its spread resulted in temporary business closures for many of our customers starting in mid-March 2020, which negatively affected our sales during the first half of 2020. Starting in June 2020, we experienced an increase in sales that continued throughout the rest of 2020 and into 2021 as many states started easing restrictions on elective procedures and many of our customers re-opened their businesses. The COVID-19 pandemic has the potential to negatively impact our supply chain through reduced availability of commercial transport, which can impact our ability to distribute Jeuveau® to our customers.
The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections during 2021 and 2022 as a result of new and more contagious and/or vaccine resistant variants of the virus, which have led, and may lead in the future, to further government restrictions to combat increasing rates of infection. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future.
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
The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Year Ended December 31,
(in millions)	2021	2020
Total net revenues	$99.7	$56.5
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	43.5	18.3
Settlement payment from Daewoong	(25.5)	—
Amortization of distribution right intangible asset	2.9	3.0
Total cost of sales	20.9	21.3
Gross profit	78.8	35.2
Gross profit margin	79.0%	62.4%
Add: Settlement payment from Daewoong	(25.5)	—
Add: Amortization of distribution right intangible asset	2.9	3.0
Adjusted gross profit	$56.2	$38.2
Adjusted gross profit margin	56.3%	67.6%

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2021	2020
Revenue:
Product revenue, net	$99.0	$55.8
Service revenue	0.7	0.7
Total net revenues	99.7	56.5

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	43.5	18.3
Settlement payment from Daewoong	(25.5)	—
Selling, general and administrative	112.1	98.2
Research and development	2.1	1.7
Revaluation of contingent royalty obligation to Evolus Founders	6.3	(2.0)
Depreciation and amortization	5.6	7.0
Litigation settlement expenses	—	83.4
Restructuring costs	—	3.0
Total operating expenses	144.1	209.6
Loss from operations	(44.4)	(153.1)
Non-operating expense, net	(1.4)	(9.9)
Loss from extinguishment of debts, net	(1.0)	—
Loss before income taxes	(46.8)	(163.0)
Income tax expense	—	0.1
Net loss	$(46.8)	$(163.1)
Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of adjustments primarily for customer rebates, coupon program, rewards related to the consumer loyalty program and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues of Jeuveau® sales increased by $43.1 million, or 76.3%, to $99.7 million for the year ended December 31, 2021 from $56.5 million for the year ended December 31, 2020, with a majority of the increase attributable to higher sales volume and the rest to a higher net average selling price of Jeuveau® in the United States. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong. In addition, during the period from December 2020 to September 2022, product cost of sales, excluding amortization of intangible assets, also included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements, partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Arrangement with respect to such royalties.

Product cost of sales, excluding amortization of intangible assets, increased by $25.2 million, or 137.9%, to $43.5 million for the year ended December 31, 2021 from $18.3 million from the year ended December 31, 2020 primarily due to higher sales volume and the additional net royalties under the Medytox/Allergan Settlement Agreements, offset by payments we receive under the Daewoong Arrangement. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement receipt of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Profit Margin
Our gross profit margin was 79.0% and 62.4% for the years ended December 31, 2021 and 2020, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payments from Daewoong, as a percentage of net revenues was 56.3% and 67.6% for the years ended December 31, 2021 and December 31, 2020, respectively. We anticipate our gross profit margin and adjusted gross profit margin will be impacted negatively and materially through September 2022, offset by payments we receive under the Daewoong Arrangement, and to a lesser degree for ten years thereafter, by our payments under the Medytox/Allergan Settlement Agreements. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $13.9 million, or 14.1%, to $112.1 million for the year ended December 31, 2021 from $98.2 million for the year ended December 31, 2020, primarily resulting from increasing our commercial activities, including direct-to-consumer marketing, partially offset by reduced personnel costs. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and future launches internationally.
Research and Development
Research and development expenses increased by $0.3 million, or 19.9%, to $2.1 million for the year ended December 31, 2021 from $1.7 million for the year ended December 31, 2020. The increase was primarily attributable to increased clinical activities. We expect that our overall research and development expense will increase as we conduct the Phase II Extra Strength clinical trial in 2022 and if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the years ended December 31, 2021 and 2020, the revaluation charge of $6.3 million and gain of $2.0 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $1.4 million, or 20.0%, to $5.6 million for the year ended December 31, 2021 from $7.0 million for the year ended December 31, 2020 due to the decrease in amortization of the distribution right asset related to Jeuveau® over 20 years as well as amortization of the internal-use software costs.
Litigation Settlement Expenses
Pursuant to settlement agreements we entered into with Allergan and Medytox in connection with the settlement of claims relating to certain intellectual property disputes related to Jeuveau® in February 2021, we recorded a charge in operating expenses and related liability of $83.4 million in December 2020, which consisted of $35.0 million in deferred cash payments and $48.4 million from the issuance of 6,762,652 of shares of our common stock.
Restructuring Costs

Restructuring costs during the year ended December 31, 2020 primarily included $3.0 million of termination benefits relating to actions we took to separate more than 100 employees to preserve liquidity and minimize the impact of COVID-19 on our business.
Non-Operating Expense, Net
Non-operating expenses, net, decreased by $8.5 million, or 85.9%, to $1.4 million for the year ended December 31, 2021 from $9.9 million for the year ended December 31, 2020, primarily due to lower interest expense resulting from the repayment of the long-term debt from Oxford Finance, LLC in January 2021 and the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes (Benefit) Expense
Income tax expense was de minimis for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020. This was primarily attributable to the decrease in state income taxes.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $146.3 million, positive working capital of $121.1 million and stockholders’ equity of $81.9 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. As of December 31, 2021, we had an accumulated deficit of $422.9 million. We incurred net losses of $46.8 million and $163.0 million in the years ended December 31, 2021 and 2020, respectively. We used net cash of $33.4 million and $57.9 million in operating activities for the twelve months ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® and maintain our regulatory approvals.
Follow-On Public Offering
In April 2021, we completed a follow-on public offering and sold 10,350,000 shares of our common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,350,000 shares of our common stock at a price to the public of $9.50 per share. We received net proceeds of approximately $92.4 million from the offering, after deducting underwriting discounts and commissions, excluding other offering expenses.
“At-the-market” Offerings of Common Stock
In March 2021, we entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of our common stock may be sold from time to time for aggregate gross proceeds of up to $75.0 million (the “ATM Program”). The Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from the sale of our common shares under the ATM Program.
For the twelve months ended December 31, 2021, we sold a total of 934,367 shares of our common stock pursuant to the ATM Program at the prevailing market prices for total net proceeds of $10.9 million and paid total commissions of $0.3 million to the Sales Agent.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. As of March 3, 2022, we have not drawn the second tranche. We shall make 12 equal quarterly payments of principal on the outstanding Pharmakon Term Loans commencing in March 2025 and continuing through the maturity date. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the

U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5%, and matures in December 2027. The proceeds of the Pharmakon Term Loans will be used to fund the Company’s general corporate and working capital requirements.
Contingent Royalties and Promissory Note Payable to the Evolus Founders
We are obligated to make the following future payments to the founders of Evolus, which we refer to as the Evolus Founders: quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. These obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. The fair value of the obligations is valued quarterly and is referred to in our financial statements as the contingent royalty obligation. In November 2021, we also paid $20.0 million to satisfy in full a promissory note that matured in November 2021.
As of December 31, 2021 and 2020, we recorded an aggregate balance of $44.7 million and $41.5 million, respectively, on our balance sheet for the royalty payment obligation.
The Oxford Loan and Security Agreement
On March 15, 2019, we entered into a Loan and Security Agreement, or the credit facility, with Oxford Finance, LLC, as collateral agent, or Oxford, and the lenders party thereto from time to time, pursuant to which the lender would make term loans available to us of up to $100.0 million. The credit facility provided that the term loans would be funded in two advances. The first tranche of $75.0 million was funded on the closing date, and the second tranche of $25.0 million was never drawn. The credit facility bore an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. We agreed to pay interest-only for the first 36 months until May 2022, followed by a 23-month amortization period.

On January 4, 2021, we entered into a letter agreement with Oxford, pursuant to which (i) we paid Oxford $76.4 million, or the Payoff Amount, to discharge in full all outstanding obligations, included accrued interest, under the Loan and Security Agreement, and (ii) effective upon such repayment, the Loan and Security Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford, and all other obligations of and restrictions on us under the Loan and Security Agreement, terminated.
As a condition to entering into the letter agreement, Oxford agreed to waive a total of approximately $4.3 million of fees comprised of (i) approximately $2.8 million of the Final Payment (as defined in Note 6. Term Loans and (ii) the prepayment fee of $1.5 million otherwise payable pursuant to the terms of the Loan and Security Agreement.
The Daewoong Convertible Note
On July 6, 2020, we entered into a Convertible Promissory Note Purchase Agreement with Daewoong for the purchase and sale of a Convertible Promissory Note for the principal amount of $40.0 million, which we refer to as the Daewoong Convertible Note, which was funded on July 30, 2020. Additionally, on July 6, 2020, we, Daewoong, and Oxford entered into a Subordination Agreement pursuant to which the Convertible Note would be subordinated to our obligations under the Loan and Security Agreement with Oxford and us.

The Daewoong Convertible Note bore interest at a rate of 3.0% payable semi-annually in arrears on June 30th and December 31st of each year and was scheduled to mature on July 30, 2025, subject to earlier conversion as provided below.
On March 25, 2021, pursuant to the Conversion Agreement with Daewoong, the outstanding principal balance, including interest paid in kind, that was added to the outstanding principal under the terms of the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40.8 million was converted into 3,136,869 shares of our common stock, at the conversion price of $13.00 per share.
Litigation Settlement
On February 18, 2021, upon entering into the Medytox/Allergan Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years, of which we paid $15.0 million in the third quarter of 2021 and $15.0 million during the first quarter of 2022, with final payment of $5.0 million due in 2023. We also issued 6,762,652 shares of common stock to Medytox. In addition, during the period from December 16, 2020 to September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from

September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly.
As described in “—Overview—Impact of Settlement Agreements,” on March 23, 2021, upon entering the Daewoong Arrangement, Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Arrangement and agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, cash generated from operations, and cash available under the Pharmakon Term Loans, as well as the public debt and equity markets, will be sufficient to satisfy both our short-term and long-term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. This includes our obligation to make an additional $15.0 million payment pursuant to the Medytox/Allergan Settlement Agreements in the first quarter of 2022.
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents, cash generated from operations, and cash available under the Pharmakon Term Loans, as well as the public debt and equity markets, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to the impact of any potential disruptions to our supply chain resulting from the COVID-19 pandemic, inflation and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Any future funding requirements will depend on many factors, including, but not limited to:
•the timing and amounts of the royalty and other payments payable in connection with the Medytox/Allergan Settlement Agreements and the reimbursement receivable from Daewoong in connection with the Daewoong Arrangement;
•the amounts of the royalty payable to the Evolus Founders;
•the number and characteristics of any future product candidates we may develop or acquire;
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
•the cost of any current litigation, including our ongoing securities class action lawsuit and shareholder derivative lawsuit;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property and any other future intellectual litigation we may be involved in; and
•the timing, receipt and amount of sales of any future approved or cleared products.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
(in millions)
Net cash (used in) provided by:
Operating activities	$(33.4)	$(57.9)
Investing activities	4.0	12.2
Financing activities	73.1	38.3
Change in cash and cash equivalents	43.7	(7.3)
Cash and cash equivalents, beginning of period	102.6	109.9
Cash and cash equivalents, end of period	$146.3	$102.6
Operating Activities
For the year ended December 31, 2021, operating activities used $33.4 million of cash, which primarily resulted from our net loss of $46.8 million as adjusted for certain non-cash charges including $9.6 million of stock-based compensation expense, $0.6 million of provision of allowance for doubtful accounts, $0.9 million of amortization of debt discount and issuance costs, $5.6 million of depreciation and amortization and $6.3 million in revaluation of our contingent royalty obligation. In addition, net operating assets and liabilities changed by $11.5 million primarily driven by $15.0 million of accrued litigation settlement expenses and various timing of inventory purchases and payments, collections from customers and payments to vendors.
For the year ended December 31, 2020, operating activities used $57.9 million of cash, which primarily resulted from our net loss of $163.1 million as adjusted for certain non-cash charges including $10.6 million of stock-based compensation expense, $2.1 million of provision of allowance for doubtful accounts, $2.7 million of amortization of debt discount and issuance costs, $7.0 million of depreciation and amortization and $48.4 million of non-cash portion of accrued settlement expenses, partially offset by a gain of $2.0 million in revaluation of our contingent royalty obligation In addition, net operating assets and liabilities changed by $35.6 million primarily driven by $35.0 million of accrued litigation settlement expenses and various timing of inventory purchases and payments, collections from customers and payments to vendors.
Investing Activities
Cash provided by investing activities was $4.0 million for the year ended December 31, 2021 compared to $12.2 million of cash provided for the year ended December 31, 2020. The change in cash used in investing activities was attributable to maturities of short-term investments with no new purchases during the year ended December 31, 2021.

Financing Activities
Cash provided by financing activities increased by $34.7 million to $73.1 million for the year ended December 31, 2021 from $38.3 million for the year ended December 31, 2020.
For the year ended December 31, 2021, cash provided by financing activities resulted from the net proceeds from our follow-on offering of $92.4 million, sales of $10.9 million of our common shares under the ATM Program, and $72.0 million net proceeds from long-term debt with Pharmakon, offset by the repayment of long-term debt with Oxford of $76.3 million and repayment of the promissory note payable to Evolus Founders of $20.0 million.
For the year ended December 31, 2020, cash provided by financing activities consisted of the $40.0 million proceeds from the Convertible Note in July 2020, partially offset by a $1.1 million in royalty and milestone payments to Evolus Founders.
Indebtedness
See “—Liquidity and Capital Resources” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $33.5 million, with $7.2 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) $15.0 million during the first quarter of 2022, and a final payment of $5.0 million due in 2023 related to the Medytox/Allergan Settlement Agreements, (iv) quarterly royalty payments to Allergan and Medytox on the sale of Jeuveau® during the period from December 16, 2020 to September 16, 2022 based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories (during the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®) and (v) obligations under operating leases related to our office spaces.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our estimates and assumptions in light of changes in circumstances, facts and experience.
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
Revenue Recognition
We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when (or as) we satisfy the performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.
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
Product revenues are recorded net of sales-related adjustments, wherever applicable, for the volume rebates, coupon program, consumer loyalty program and co-branded marketing programs.
Volume rebates are contractually offered to certain customers, and the rebates payable to each customer are determined based on the contract and quarterly purchase volumes, which are readily available. The coupon program ended in June 2020, and all unredeemed coupons were expired. The consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward, or Reward, that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, estimated average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for the Reward. However, if the actual customer and consumer participation rates and number of qualifying treatments in any future periods materially differ from the estimates, we may be exposed to adjustments that could be material. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue, and when customers redeem the Reward and the related product is delivered, the deferred revenue is reversed and included in net revenues. Through the co-branded marketing programs, eligible customers with a certain level of Jeuveau® purchases receive advertising co-branded with us. At the time Jeuveau® is sold to customers, the invoice price is allocated between the product sold and the advertisement. The standalone selling price of the advertisement is measured based on estimated market value of similar advertisement adjusted for the customer’s portion of the advertisement. The portion of invoice price allocated to the advertisement is initially recorded as deferred revenue, and when the advertisement airs, the deferred revenue is recognized in net revenues at that time.
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
Contingent Royalty Obligation to the Evolus Founders
We determine the fair value of the contingent royalty obligation payable to the Evolus Founders under the Amended Purchase Agreement based on significant unobservable inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the statements of operations and comprehensive loss and in the current and non-current liabilities in the balance sheets. The significant unobservable input assumptions that can significantly change the fair value includes (i) projected net revenues during the payment period, (ii) the discount rate and (iii) the timing of payments. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported on the balance sheet.
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

Intangible Assets
Intangible assets are consisted of a definite-lived distribution right of Jeuveau® and capitalized internal-use software. The distribution right is amortized over the period the asset is expected to contribute to our future cash flows. We determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the distribution right intangible asset is being amortized on a straight-line basis over the estimated useful life of 20 years.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply to us in Item 8. Financial Statements and Supplementary Data - Note 2. Basis of Presentation and Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 8.      Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Evolus, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 3, 2022

Evolus, Inc.
Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$146,256	$102,562
Short-term investments	—	5,000
Accounts receivable, net	14,657	9,680
Inventories	1,762	3,354
Prepaid expenses	5,082	4,828
Other current assets	11,042	2,188
Total current assets	178,799	127,612
Property and equipment, net	1,371	1,297
Operating lease right-of-use assets	2,722	3,414
Intangible assets, net	50,625	55,297
Goodwill	21,208	21,208
Other assets	2,758	240
Total assets	$257,483	$209,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,091	$9,615
Accrued expenses	29,993	9,102
Accrued litigation settlement	15,000	63,421
Operating lease liabilities	1,265	1,212
Contingent royalty obligation payable to Evolus Founders	5,314	3,446
Promissory note payable to Evolus Founders	—	19,068
Term loan, net of discount and issuance costs	—	74,384
Total current liabilities	57,663	180,248
Accrued litigation settlement	5,000	20,000
Operating lease liabilities	2,256	3,147
Contingent royalty obligation payable to Evolus Founders	39,426	38,100
Term loan, net of discount and issuance costs	71,222	—
Convertible note	—	40,506
Deferred tax liability	40	25
Total liabilities	175,607	282,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 55,576,988 and 33,749,228 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	504,757	303,113
Accumulated deficit	(422,882)	(376,072)
Total stockholders’ equity (deficit)	81,876	(72,958)
Total liabilities and stockholders’ equity (deficit)	$257,483	$209,068
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Revenue:
Product revenue, net	$98,971	$55,802
Service revenue	702	738
Total net revenues	99,673	56,540

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	43,534	18,299
Settlement payment from Daewoong	(25,500)	—
Selling, general and administrative	112,068	98,190
Research and development	2,064	1,722
Revaluation of contingent royalty obligation to Evolus Founders	6,290	(2,007)
Depreciation and amortization	5,622	7,027
Litigation settlement expenses	—	83,421
Restructuring costs	—	2,956
Total operating expenses	144,078	209,608
Loss from operations	(44,405)	(153,068)
Other income (expense):
Interest income	1	635
Interest expense	(1,396)	(10,503)
Loss from extinguishment of debts, net	(968)	—
Loss before income taxes	(46,768)	(162,936)
Income tax expense	42	77
Net loss	$(46,810)	$(163,013)
Other comprehensive gain:
Unrealized loss on available-for-sale securities, net of tax	—	(6)
Comprehensive loss	$(46,810)	$(163,019)
Net loss per share, basic and diluted	$(0.94)	$(4.83)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	49,773,101	33,737,838
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	33,562,665	$1	$292,509	$6	$(213,059)	$79,457
Issuance of common stock in connection with the incentive equity plan	—	—	186,563	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,604	—	—	10,604
Net loss	—	—	—	—	—	—	(163,013)	(163,013)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)
Balance at December 31, 2020	—	$—	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
Issuance of common stock in connection with litigation settlement	—	—	6,762,652	—	48,421	—	—	48,421
Issuance of common stock for conversion of convertible note	—	—	3,136,869	—	39,808	—	—	39,808
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	10,350,000	—	92,212	—	—	92,212
Issuance of common stock under “at-the-market” (ATM) program	—	—	934,367	—	10,910	—	—	10,910
Issuance of common stock in connection with the incentive equity plan	—	—	643,872	—	655	—	—	655
Stock-based compensation expense	—	—	—	—	9,638	—	—	9,638
Net loss	—	—	—	—	—	—	(46,810)	(46,810)
Balance at December 31, 2021	—	$—	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(46,810)	$(163,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,622	7,027
Stock-based compensation	9,576	10,584
Provision for bad debts	589	2,066
Amortization of discount on short-term investments	272	(427)
Amortization of operating lease right-of-use assets	692	654
Amortization of debt discount and issuance costs	941	2,691
Paid-in-kind interest on convertible note	—	506
Deferred income taxes	15	25
Revaluation of contingent royalty obligation to Evolus Founders	6,290	(2,007)
Loss from extinguishment of debts	968	—
Non-cash portion of accrued settlement expenses	—	48,421
Changes in assets and liabilities:
Inventories	(2,979)	4,542
Accounts receivable	(5,566)	(1,085)
Prepaid expenses and other current assets	(7,264)	(1,690)
Accounts payable	(787)	2,320
Accrued expenses	20,891	(4,248)
Accrued litigation settlement	(15,000)	35,000
Operating lease liabilities	(838)	(734)
Other assets	—	1,497
Net cash used in operating activities	(33,388)	(57,871)
Cash flows from investing activities
Purchases of property and equipment	(393)	(815)
Additions to capitalized software	(577)	(2,323)
Purchases of short-term investments	—	(74,668)
Maturities of short-term investments	5,000	90,000
Net cash provided by investing activities	4,030	12,194
Cash flows from financing activities
Repayment of long term debt	(76,323)	—
Repayment of promissory note payable to Evolus Founders	(20,000)	—
Payment of contingent royalty obligation to Evolus Founders	(3,097)	(1,130)
Proceeds from issuance of convertible note	—	40,000
Proceeds from issuance of long-term debt, net of discounts	71,958	—
Payments for debt issuance costs	(3,263)	—
Payment for debt obligation	—	(523)
Proceeds from follow-on offering, net of underwriting fees	92,426	—
Payments for offering costs	(214)	—
Issuance of common stock in connection with incentive equity plan	655	—
Proceeds from ATM sales of shares	10,910	—
Net cash provided by financing activities	73,052	38,347
Change in cash and cash equivalents	43,694	(7,330)
Cash and cash equivalents, beginning of period	102,562	109,892
Cash and cash equivalents, end of period	$146,256	$102,562
See accompanying notes to financial statements.

Evolus, Inc.
Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$138	$7,244
Cash paid for income taxes	$14	$65
Non-cash investing and financing information
Conversion of convertible note to equity	$39,808	$—
Issuance of common stock in exchange for litigation settlement expense	$48,421	$—
Capitalized software recorded in accounts payable and accrued expenses	$10	$—

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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next 12 months. As of December 31, 2021, the Company had $146,256 in cash and cash equivalents and an accumulated deficit of $422,882.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022, subject to the terms and conditions of the loan agreement. As of December 31, 2021, the Company has not drawn the second tranche. The Company received net proceeds of approximately $68,695 from Pharmakon, after issuance costs and debt discounts. See Note 6. Term Loans for additional information.
In January 2021, the Company and Oxford Finance LLC (“Oxford”) entered into an agreement, pursuant to which the Company paid Oxford $76,447 to pay off the Oxford Term Loan. See Note 6. Term Loans for additional information.
In February 2021, the Company, Medytox, Inc. (“Medytox”), Allergan, Inc. and Allergan Limited (together, “Allergan”) entered into settlement agreements in connection with the International Trade Commission (“ITC”) action, for which the Company agreed to pay $15,000 in 2021, $15,000 in 2022 and $5,000 in 2023 with additional terms including specified royalty payments as described below and in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement.
In March 2021, the Company and Daewoong entered into certain agreements, pursuant to which Daewoong (1) paid the Company $25,500 in April 2021 and (2) agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan, among other terms. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information. In addition, in March 2021 the outstanding Daewoong Convertible Note (as such term is defined in Note 7. Daewoong Convertible Note), including accrued interest, in the amount of $40,779 was converted into 3,136,869 shares of the Company’s common stock. See Note 7. Daewoong Convertible Note for additional information.
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
In June, July and August 2021, the Company sold 934,367 common shares at the prevailing market prices for total net proceeds of $10,910 under the existing “at-the-market” sales agreement. See Note 10. Stockholders’ Equity for additional details.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund operations through at least the next twelve months based on its expected cash needs. The Company may be required to raise additional capital to fund future operations through entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau®, the Company’s sole commercial product, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau®, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by physicians and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of December 31, 2021.
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
Promissory Note Payable to the Evolus Founders
On February 12, 2018, the Company recognized a promissory note payable at present value using a discount rate for similar rated debt securities. Discount amortization related to the promissory note is recorded in interest expense in the accompanying statements of operations and comprehensive loss with a corresponding increase to the liabilities in the accompanying balance sheets.
Long-term Debt
Long-term debt represents the debt balance with Pharmakon as of December 31, 2021 and Oxford as of December 31, 2020 (see Note 6. Term Loans), net of debt issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
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
For product revenue, the Company recognizes revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive loss.
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
for the amount of consideration expected to be received. For the years ended December 31, 2021 and 2020, the Company recognized $702 and $738, respectively, of revenues related to international sales.
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above.
Gross-to-Net Revenue Adjustments
The Company provides customers with discounts, such as trade and volume discounts and prompt pay discounts, that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, primarily for the volume based rebates, coupons, consumer loyalty programs and co-branded marketing programs.
•Volume-based Rebates — Volume-based rebates are contractually offered to certain customers. The rebates payable to each customer are determined based on the contract and quarterly purchase volumes.
•Coupons — The Company issued customers coupons redeemable into gift cards funded by the Company for the benefit of patients. The coupons were accounted for as variable consideration. The Company estimated coupon redemption rates based on historical data and future expectations. The coupons were accrued based on estimated redemption rates and the volume of products purchased and were recorded as a reduction to revenues on product delivery. All issued coupons expired on June 30, 2020.
•Consumer Loyalty Program — In May 2020, the Company launched a consumer loyalty program, which allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, estimated average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenues at that time.
•Co-Branded Marketing Programs — The Company offers eligible customers with a certain level of Jeuveau® purchases to receive advertising co-branded with the Company. The co-branded advertising represents a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the advertisement. The standalone selling price of the advertisement is measured based on the estimated market value of similar advertisement adjusted for the customer’s portion of the advertisement. The portion of invoice price allocated to the advertisement is initially recorded as deferred revenue. Subsequently, when the advertisement airs, the deferred revenue is recognized in net revenues at that time.
Contract balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2021 and 2020, all amounts included in accounts receivable, net on the accompanying balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of December 31, 2021 or 2020. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and coupon programs and deferred revenue associated with Rewards under the consumer loyalty program and co-

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying balance sheets.
As of December 31, 2021 and 2020, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program, and co-branded media programs, were $7,934 and $3,081, respectively, which were recorded in accrued expenses in the accompanying balance sheets. For the years ended December 31, 2021 and 2020, provisions for rebate, coupon, consumer loyalty programs, and co-branded media programs were $16,139 and $16,896, respectively, which were offset by related payments, redemptions and adjustments of $11,286 and $15,524, respectively.
During the years ended December 31, 2021 and 2020, the Company recognized $2,802 and $0, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of December 31, 2021 and 2020, allowance for doubtful accounts was $2,385 and $2,118, respectively. For the years ended December 31, 2021 and 2020, provision for bad debts was $589 and $2,066, respectively, and the write-off amount was $322 and $335, respectively.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which $15,000 was paid in the third quarter of 2021 and $15,000 was paid in the first quarter of 2022, and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022, the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as product cost of sales on the accompanying statements of operations and comprehensive loss in the periods the royalties are incurred.
The settlement agreements resulted in an $83,421 charge for the year ended December 31, 2020, which consisted of $35,000 in deferred cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
2021. In the year ended December 31, 2021, the Company made cash payments of $15,000 to Medytox and Allergan. As of December 31, 2021, a current liability of $15,000 and non-current liability of $5,000 were recorded in the accompanying balance sheets.
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which was recorded as a settlement payment from Daewoong and included as part of cost of sales on the accompanying statements of operations and comprehensive loss for the year ended December 31, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong also agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement is received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying statements of operations and comprehensive loss.
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
Advertising Costs
Advertising costs are expensed as incurred and primarily include costs related to social media ads and co-branded marketing programs. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2021 and 2020, the Company incurred advertising costs of $16,391 and $4,979, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
A valuation allowance is recorded against deferred tax assets to reduce the net carrying value when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through December 31, 2021 to materially impact its financial statements.

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
For the years ended December 31, 2021 and 2020, excluded from the dilutive net loss per share computation were stock options of 3,922,286 and 4,407,498, respectively, non-vested RSUs of 1,926,467 and 1,173,741, respectively, and 0 shares and 3,076,923, shares issuable upon conversion of the Daewoong Convertible Note, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. FASB issued this update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provisions remove certain exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the standard is effective for fiscal years beginning after December 15, 2020 and interim periods therein. The Company has adopted the guidance on the effective date of January 1, 2021. There are no material impacts to the financial statements as a result of this adoption.
Recent Accounting Pronouncements Issued But Not Adopted

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The standard requires prospective application. Early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU No. 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04 which did not change the core principle of the guidance in ASU No. 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The Company is in the process of determining the effects the adoption will have on its financial statements and reviewing credit loss models to assess the impact of the adoption of the standard on the financial statements. Based on initial assessments, the Company believes that while adoption will modify the way it analyzes financial instruments, it does not expect adoption of this guidance will have a material impact to its financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). Both ASU No. 2020-04 and ASU No. 2021-01 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance for contract modifications and hedging relationships, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company does not expect adoption of this guidance will have a material impact on its financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update will increase transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of transactions; (2) the accounting for the transactions; and, (3) the effect of the transactions on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The Company does not expect adoption of this guidance will have a material impact on its financial statements.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Note 3.    Fair Value Measurements and Short-Term Investments
Short-Term Investments
As of December 31, 2021, the Company did not hold any short-term investments. As of December 31, 2020, all of the Company’s investments had remaining maturities of less than 12 months. The following is a summary of the Company’s short-term investments, considered available-for-sale, as of December 31, 2020:

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

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,740	$—	$—	$44,740

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S treasury securities	$5,000	$5,000	$—	$—
Liabilities
Contingent royalty obligation payable to Evolus Founders	$41,546	$—	$—	$41,546
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ended December 31, 2021.
The Company determines the fair value of the contingent royalty obligation payable to the Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States, (ii) the discount rate and (iii) the timing of payments. During the years ended December 31, 2021 and 2020, the Company utilized discount rates between 13.0% and 20.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported on the balance sheet.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Year Ended December 31,
	2021	2020
Fair value, beginning of period	$41,546	$44,683
Payments	(3,097)	(1,130)
Change in fair value recorded in operating expenses	6,290	(2,007)
Fair value, end of period	$44,740	$41,546
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
The Company estimates the fair value of the promissory note payable to the Evolus Founders, long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of December 31, 2021, the fair value of the long-term debt was $75,448. As of December 31, 2020, the fair value of the contingent promissory note and long-term debt was estimated to be $19,284 and $76,368, respectively. The fair value of operating lease liabilities as of December 31, 2021 and 2020 approximated their carrying value.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(8,589)	$50,487
Capitalized software	2	7,314	(7,176)	138
Intangible assets, net		66,390	(15,765)	50,625
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2021		$87,598	$(15,765)	$71,833

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(5,650)	$53,426
Capitalized software	2	6,681	(4,810)	1,871
Intangible assets, net		65,757	(10,460)	55,297
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2020		$86,965	$(10,460)	$76,505
* Intangible assets with indefinite lives have an indeterminable average life.
The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2021 that are subject to amortization:

Fiscal year
2022	3,016
2023	3,034
2024	2,955
2025	2,955
2026	2,955
Thereafter	35,710
$50,625
Distribution right represents the license and associated distribution right to develop Jeuveau®, the initial term of which expires in September 2023 and is automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. Additionally, upon FDA approval of Jeuveau® on February 1, 2019, the IPR&D project was completed and reclassified as a definite-lived distribution right intangible asset, which is amortized on a straight-line basis over the estimated useful life of 20 years. The Company paid Daewoong a $2,000 milestone payment, pursuant to the Daewoong Agreement, which increased the cost basis of the distribution. In connection with EU approval of Jeuveau®, the Company paid a $1,000 milestone payment to Daewoong in the fourth quarter of fiscal year 2019, which increased the cost basis of the distribution right. Under the Daewoong Arrangement (as defined in Note 11.), there is no additional cash consideration due to Daewoong. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
For the years ended December 31, 2021 and 2020, the Company capitalized $633 and $2,266, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. For the years ended December 31, 2021 and 2020, total intangible assets amortization expense of $5,305 and $3,635, respectively, was recorded within depreciation and amortization on the accompanying statements of operations and comprehensive loss.
Note 5.    Accrued Expenses
Accrued expenses consisted of:

	Year Ended December 31,
	2021	2020
Accrued royalties under the Medytox/Allergan Settlement Agreements	$12,447	$—
Accrued payroll and related benefits	6,856	4,076
Accrued revenue contract liabilities	7,934	3,081
Accrued professional services	595	895
Other accrued expenses	2,161	1,050
	$29,993	$9,102
Note 6.    Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (“Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022. As of December 31, 2021, the Company has not drawn the second tranche. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche (“Maturity Date”).
The Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5% per annum; provided that, upon a public statement or publication of information in certain circumstances that LIBOR has ceased or will cease to be provided or be representative or the occurrence of an early opt-in determination by the collateral agent, the Pharmakon Term Loans will be amended to provide for an alternative to the 3-month U.S. Dollar LIBOR rate established by the lenders holding a majority of the outstanding Pharmakon Term Loans, giving due consideration to the selection or recommendation of a replacement rate or mechanism for determining such rate by any applicable governmental authority or the then-prevailing market conventions. The Company agreed to make 12 equal quarterly payments of principal on the outstanding Pharmakon Term Loans commencing on or immediately following the 39th-month anniversary of the funding date of the first tranche continuing through the Maturity Date.
The Company may elect to prepay all amounts, not less than $20,000, owed prior to the Maturity Date. Prepayments of the first tranche prior to the second anniversary of the closing date of the first tranche and prepayments of the second tranche prior to the second anniversary of the date on which the second tranche is drawn by the Company will be accompanied by a make whole amount equal to the sum of all interest that would have accrued through such second anniversary. Prepayments of the Pharmakon Term Loans will also be accompanied by a prepayment premium equal to the principal amount so prepaid multiplied by 3.0% if made prior to the third anniversary of the closing date of the first tranche, 2.0% if made on or after the third anniversary of the closing date of the first tranche but prior to the fourth anniversary of the closing date of the first tranche, and 1.0% if made on or after the fourth anniversary of the closing date of the first tranche but prior to the Maturity Date. If the Pharmakon Term Loans are accelerated following the occurrence of an event of default, including a material adverse change, the Company is required to immediately pay Pharmakon an amount equal to the sum of all outstanding principal, unpaid interest, and applicable make whole and prepayment premiums.
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include,

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of December 31, 2021, the Company was in compliance with its debt covenants.
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of December 31, 2021, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 10.89% as of December 31, 2021.
As of December 31, 2021, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2022	$—
2023	—
2024	—
2025	25,000
2026	25,000
Thereafter	25,000
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(3,778)
Long term debt, net of discounts and issuance costs	$71,222
Oxford Term Loans
On March 15, 2019, the Company entered into a Loan and Security Agreement with Oxford (the “Loan Agreement”), providing for a credit facility of up to $100,000. Pursuant to the terms of the credit facility, the lender extended term loans (the “Oxford Term Loan”), available in two advances, to the Company. The first tranche of $75,000 was funded on the closing date. The second tranche of $25,000 was not drawn. The credit facility bore an annual interest rate equal to the greater of 9.5%, or the 30-day U.S. Dollar LIBOR rate plus 7.0%. The Company agreed to pay interest-only for the first 36 months until May 2022, followed by a 23 months amortization period.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) the Company paid Oxford $76,447 to discharge in full all outstanding obligations, including accrued interest by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. As a result, the Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying statements of operations and comprehensive loss.
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
On March 23, 2021, the outstanding principal balance including all accrued and unpaid interest thereon, of $40,779 was converted into 3,136,869 shares of the Company’s common stock under the Conversion Agreement at the conversion price of $13.00 per share. The conversion was accounted for as an extinguishment of debt resulting in a gain of $971, which is recorded in loss from extinguishment of debts, net on the accompanying statements of operations and comprehensive loss. The Daewoong Convertible Note was not registered, and the shares of the Company’s common stock issued upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for the details of the Conversion Agreement.
Note 8.    Operating Leases
The Company’s corporate headquarters in Newport Beach, California is leased under a five-year non-cancelable operating lease, which expires on January 31, 2025. Lease payments increase each year on February 1 based on an annual rent escalation clause. The Company may, under certain circumstances, terminate the lease on the 36-month anniversary of the lease commencement date by providing a written notice 12 months prior to such anniversary and paying a termination fee equal to six months basic rent plus certain other expenses. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The components of operating lease expense are as follows:

	Year Ended December 31,
	2021	2020
Fixed operating lease expense	$1,065	$1,080
Variable operating lease expense	64	40
Short-term operating lease expense	—	168
	$1,129	$1,288
The weighted-average remaining lease term and discount rate are as follows:

	As of December 31,
	2021	2020
Weighted-average remaining lease term (years)	3.1	4.1
Weighted-average discount rate	9.4%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of December 31, 2021:

Fiscal year
2022	1,265
2023	1,320
2024	1,377
2025	115
Total operating lease payments	4,077
Less: imputed interest	(556)
Present value of operating lease liabilities	$3,521
Note 9.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2021, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $2,012. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
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

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2021 and 2020.
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). On September 17, 2021, the court appointed a lead plaintiff and lead counsel. On November 17, 2021, the lead plaintiff filed an amended class action complaint against the Company, three of its officers, and Alphaeon Corporation, the Company’s former majority shareholder. On January 18, 2022, the Company and the officer defendants served their motion to dismiss the amended complaint, which is scheduled to be fully briefed on June 16, 2022.
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complaints. On September 20, 2021, the court so-ordered the parties’ stipulated stay of the consolidated derivative suit pending the court’s decision on the defendants’ motion to dismiss the Securities Class Action.
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
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The Company was subsequently informed that the stockholder sold his shares of the Company’s common stock. On October 13, 2021, the Company received a substantially similar demand to inspect specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company responded to that demand on December 17, 2021.

Other Legal Matters
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2021.

Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2021, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of December 31, 2021, 55,576,988 shares of its common stock were issued and outstanding.
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
For the year ended December 31, 2021, the Company sold a total of 934,367 shares of its common stock pursuant to the ATM Program at the prevailing market prices for total net proceeds of $10,910 and paid total commissions of $337 to the Sales Agent.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s board of directors). On November 21, 2021 and 2020, an additional 2,223,080 shares and 1,349,969 shares, respectively, were reserved under the evergreen provision of the Plan. As of December 31, 2021, the Company had an aggregate of 3,361,247 shares of its common stock available for future issuance under the Plan.

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
The significant assumptions used in the Black-Scholes option-pricing are as follows:
•Expected Volatility. The Company has limited data regarding company‑specific historical or implied volatility of its share price. Consequently, the Company estimates its volatility based on the average historical volatility of the stock price from a set of peer companies and its own stock performance, since our shares do not have sufficient trading history. Management considers factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.
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
The weighted-averages for assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2021	2020
Volatility	78.9%	61.2%
Risk-free interest rate	1.2%	1.4%
Expected life (years)	6.25	6.14
Dividend yield rate	—%	—%

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
A summary of stock option activity under the Plan for the year ended December 31, 2021 and 2020, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding as of December 31, 2019	3,977,401	14.07	8.51	$7,198
Granted	1,322,119	8.89
Exercised	—
Cancelled/forfeited	(892,022)	15.62
Outstanding as of December 31, 2020	4,407,498	$12.20	7.66	$50
Granted	357,125	9.18
Exercised	(99,435)	9.81
Cancelled/forfeited	(742,902)	16.21
Outstanding as of December 31, 2021	3,922,286	$11.23	7.10	$455
Exercisable as of December 31, 2021	2,316,637	$11.44	6.67	$98
Vested and expected to vest as of December 31, 2021	3,922,286	$11.23	7.10	$455
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of our common stock over the exercise price of underlying options as of December 31, 2021 and 2020. The total intrinsic value of options exercised during the year ended December 31, 2021 was $200. There were no options exercised during the year ended December 31, 2020.
During the years ended December 31, 2021 and 2020, the Company recorded expenses related to stock options of $5,302 and $7,968, respectively. As of December 31, 2021, there was $6,358 of total unrecognized compensation cost, net of actual forfeitures, related to stock option-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.68 years.
A summary of RSU activity under the Plan for the year ended December 31, 2021 and 2020, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2019	229,870	$15.89
Granted	1,301,439	5.88
Vested	(186,870)	13.6
Forfeited	(170,698)	7.21
Outstanding as of December 31, 2020	1,173,741	$6.42
Granted	1,850,243	7.94
Vested	(566,788)	5.08
Forfeited	(530,729)	7.22
Outstanding as of December 31, 2021	1,926,467	$8.06
During the years ended December 31, 2021 and 2020, the Company recorded expenses related to restricted stock units of $4,274 and $2,615, respectively. Total fair value of RSUs vested during the years ended December 31, 2021 and 2020 was

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
$5,892 and $1,980, respectively. As of December 31, 2021, there was $11,768 of total unrecognized compensation cost, net of actual forfeitures, related to RSU-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.87 years.
The following table summarizes stock-based compensation expense arising from the above Plan:

	Year Ended December 31,
	2021	2020
Selling, general and administrative	$9,372	$10,408
Research and development	204	176
Total stock-based compensation expense	$9,576	$10,584
In addition, during the years ended December 31, 2021 and 2020, the Company capitalized $63 and $21, respectively, of stock-based compensation expense in capitalized software. Capitalized software is a component of intangible assets and is presented in the accompanying balance sheets. See Note 4. Goodwill and Intangible Assets for capitalized software information.
Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement
Medytox/Allergan Settlement Agreements
U.S. Settlement Agreement
Effective February 18, 2021, the Company, Allergan and Medytox entered into a Settlement and License Agreement (the “U.S. Settlement Agreement”), pursuant to which, among other things: (i) Allergan and Medytox agreed to file a petition requesting the remedial orders related to the ITC Action be rescinded with respect to the Company; (ii) Medytox agreed to dismiss substantially similar litigation in California against the Company; (iii) the Company, on the one hand, and Medytox and Allergan, on the other hand, agreed to mutually release certain claims they may have against one another and their respective affiliates, (iv) Allergan and Medytox granted to the Company and its agents a license to manufacture and commercialize certain products identified in the U.S. Settlement Agreement, including Jeuveau® (the “Licensed Products”), in the United States during the 21 month period that, pursuant to the ITC Action, the Company was restricted from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States (the “Restricted Period”); (v) the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which the Company paid the first cash payment of $15,000 in the third quarter of 2021 and the second payment of $15,000 in the first quarter of 2022; and (vi) during the Restricted Period, the Company agreed to pay to Allergan and Medytox certain confidential royalties on the sale of Licensed Products, calculated on dollar amount per vial sold of Licensed Products by or on behalf of the Company in the United States.
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
Share Issuance Agreement
In connection with the execution of the ROW Settlement Agreement, the Company and Medytox entered into a Share Issuance Agreement effective February 18, 2021 (the “Share Issuance Agreement”). Pursuant to the Share Issuance Agreement and subject to the terms and conditions set forth therein, among other things, the Company issued to Medytox the Settlement Shares to enter into the ROW Settlement Agreement and in consideration for Medytox’s representations, warranties, and other agreements set forth in the Share Issuance Agreement. The Settlement Shares are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates, prevented Medytox from transferring any shares of common stock prior to February 16, 2022 and, thereafter, prohibit Medytox from transferring more than 25% of the shares it holds prior to September 16, 2023, more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025.
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
Daewoong Arrangement
Daewoong Arrangement
On March 23, 2021, the Company and Daewoong entered into a Confidential Settlement and Release Agreement (the “Daewoong Arrangement”), pursuant to which, among other things: (i) Daewoong agreed to (a) pay to the Company an amount equal to $25,500, which the Company received in April 2021, (b) pay certain legal fees incurred by the Company’s litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting remedial orders), (c) cancel all remaining milestone payments, totaling $10,500 in aggregate, and (d) reimburse the Company certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which the Company is required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement; and (ii) the Company agreed to (a) release, on behalf of itself and certain of its affiliates and representatives, certain claims they may have against Daewoong related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (b) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions.
Conversion Agreement
In connection with the execution of the Daewoong Arrangement, the Company and Daewoong also entered into a Convertible Promissory Note Conversion Agreement (the “Conversion Agreement”), pursuant to which, among other things, (i) the principal balance under the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40,779 was converted into 3,136,869 shares of Common Stock at the conversion price of $13.00 per share (the “Conversion Shares”); and (ii) the Daewoong Convertible Note was deemed cancelled and satisfied in full in connection with such conversion.
After the conversion, shares owned by Daewoong, together with its affiliates and attribution parties, did not exceed 9.99% of the Company’s then outstanding common shares immediately following such issuance, as required under the terms of the Daewoong Convertible Note.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Daewoong Agreement Amendment
In connection with the execution of the Daewoong Arrangement, on March 23, 2021, the Company and Daewoong also entered into the Third Amendment to the Supply Agreement (the “Daewoong Agreement Amendment”). Pursuant to the Daewoong Agreement Amendment, the parties amended the Daewoong Agreement to (i) expand the territory within which the Company may distribute Jeuveau® to certain countries in Europe, (ii) reduce the period of time with respect to which the Company is required to deliver binding forecasts to Daewoong; (iii) introduce certain limitations on Daewoong’s ability to convert the Company’s exclusive license for certain territories to a non-exclusive license in the event the Company fails to meet certain minimum purchase requirements for such territory; (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories, (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds, and (vi) prohibit the Company from sharing certain confidential information of Daewoong with Medytox or its affiliates or representatives.
Note 12. Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan covering substantially all employees. Matching contributions totaled $481 and $524 for the years ended December 31, 2021 and 2020, respectively.
Note 13.    Income Taxes
The Company’s loss before income taxes was entirely generated from its U.S. operations. The current and deferred expense is as follows:

	Year Ended December 31,
	2021	2020
Current provision:
Federal	$—	$—
State	27	52
Total current provision	27	52
Deferred (benefit) provision:
Federal	20	—
State	(5)	25
Total deferred provision (benefit)	15	25
Total provision (benefit) for income taxes	$42	$77
As of December 31, 2021, the Company has federal net operating loss (“NOL”) carryforwards of $273,776, of which $72,579 will begin to expire in 2034. The federal NOLs generated in 2018 and in the subsequent years in the amount of $201,197 have an indefinite carryforward period. As of December 31, 2021, the Company has state NOL carryforwards of $169,332, which will begin to expire in 2038. As of December 31, 2021, the Company has federal research and development (“R&D”) credit carryforwards of $2,929, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $2,918, which has an indefinite carryforward period.
The NOL and the R&D credit carryforwards generated by the Company in tax years ended February 11, 2018 and prior have been included in the consolidated and unitary income tax returns of Alphaeon Corporation (“Alphaeon”). After the Company left Alphaeon consolidated and unitary income tax group on February 11, 2018, the Company files its own standalone income tax returns. Deferred tax assets in the accompanying financial statements reflect the Company's standalone tax attributes that are reportable on its own income tax returns.
In general, if a company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, utilization of its pre-change NOL carryforwards and R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. The annual limitations may

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
result in the expiration of NOL and R&D credit carryforwards before utilization and may be material. The Company has started but has not completed an analysis to determine whether its NOL and R&D credits generated through December 31, 2021 are likely to be limited by Section 382 and 383. The Company anticipates that an ownership change as defined under Section 382 may have occurred and that the resulting limitation would significantly reduce the Company’s ability to utilize its NOL and R&D credit carryforwards before they expire. Additionally, future ownership changes under Section 382 and 383 may also limit the Company's ability to fully utilize any remaining tax benefits. The Company’s net deferred income tax assets have been offset by a valuation allowance. Therefore, any resulting reduction to the Company’s NOL and R&D credit carryforwards once the analysis is complete will be offset by a corresponding reduction of the valuation allowance and there would be no impact on the Company’s balance sheet, statement of operations, or cash flows.
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
Deferred income tax assets:
Net operating losses	$67,039	$60,083
Stock compensation	2,839	3,938
Other deferred assets	2,617	2,617
Accrued compensation	4,017	2,559
Operating lease liabilities	893	1,114
Accrued legal settlement	20,276	21,318
Other, net	216	21
Valuation allowance	(85,527)	(78,313)
Total deferred income tax assets	12,370	13,337
Deferred income tax liabilities:
Intangible amortization	(11,528)	(12,240)
Operating lease right-of-use assets	(690)	(873)
Fixed asset depreciation	(192)	(249)
Total deferred income tax liabilities	(12,410)	(13,362)
Net deferred income taxes	$(40)	$(25)
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Income tax at statutory rate	$(9,832)	$(34,217)
State income taxes, net of Federal benefit	(1,872)	(7,232)
Revaluation of contingent royalty obligation	1,595	(513)
Meals and entertainment	230	366
Change in state tax rate	129	(242)
Officers' compensation	2,076	133
Stock compensation	(17)	616
Research and development tax credit	—	(147)
Promissory note - debt discount	120	(145)
Other, net	399	117
Valuation allowance	7,214	41,341
Income tax provision (benefit)	$42	$77
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2021	2020
Beginning balance	$2,924	$2,761
Increases to current year tax positions	—	163
Ending balance	$2,924	$2,924
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021 and 2020. The Company’s tax returns for all years since inception are open for audit.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. There was no material impact on its financial position, results of operations, or cash flows related to the CARES Act.
On December 27, 2020, the United States enacted the Consolidated Appropriations Act, which extended many of the benefits of the CARES Act that were scheduled to expire. The Company noted no material impacts due to the Consolidated Appropriations Act on its financial statements and related disclosures.

Evolus, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Note 14. Related Party Transactions
Payment Obligations Related to the Acquisition by Alphaeon
The Company was acquired by Strathspey Crown Holdings Group, LLC (“SCH”) in 2013 and subsequently by its subsidiary, Alphaeon Corporation (“Alphaeon”), by means of a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which Alphaeon assumed certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s IPO, the Company assumed all of Alphaeon’s payment obligations under the Amended Stock Purchase Agreement.
Under the Amended Stock Purchase Agreement, the payment obligations to the Evolus founders consists of: quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. The obligations terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. In November 2021, we paid $20,000 to satisfy in full a promissory note that matured in November 2021. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations owed to the Evolus Founders. See Note 3. Fair Value Measurements and Short-Term Investments for more information about the Company’s accounting thereof.
Other Related Party Transactions

On February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement” and, together with the U.S. Settlement Agreement, the “Medytox/Allergan Settlement Agreements”), pursuant to which, among other things, the Company issued 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for more information about the Company’s accounting thereof.

On March 23, 2021, the Company and Daewoong entered into a Confidential Settlement and Release Agreement (the “Daewoong Settlement Agreement”) and a Convertible Promissory Note Conversion Agreement (the “Conversion Agreement”). Pursuant to the Conversion Agreement, among other things, (i) the principal balance under the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of Common Stock (the “Conversion Shares”); and (ii) the Daewoong Convertible Note was deemed cancelled and satisfied in full in connection with such conversion. See Note 11. Daewoong Arrangement for more information about the Company’s accounting thereof.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Certain information required by Part III is omitted from this annual report on Form 10‑K and is incorporated herein by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2021.

Item 10. Directors, Executive Officers and Corporate Governance.
Except as disclosed below with respect to our Code of Conduct, the information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders.
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

Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders.
Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    (1) Financial Statements. See Item 8 “Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K.
    (2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
    (3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.2	Stockholders’ Agreement, dated as of December 14, 2017, by and among ALPHAEON Corporation, Dental Innovations BVBA, Longitude Venture Partners II, L.P. and the Registrant.	S-1	333-222478	4.2	1/9/18
4.3	Description of Securities					X
4.4	Registration Rights Agreement, dated February 18, 2021, by and between Evolus Inc. and Medytox, Inc.	10-Q	001-38381	4.1	5/12/21
10.1†	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.1	1/9/18
10.2†	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.2	1/9/18
10.3†	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.3	1/9/18
10.4†	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.4	1/9/18
10.5†	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.5	1/9/18
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18
10.11+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan (Updated 2020)	10-K	001-38381	10.11	2/25/20
10.12+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18

10.14†	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	S-1	333-222478	10.20	1/9/18
10.17+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.18+	Employment Agreement, dated as of May 29, 2018, by and between Lauren Silvernail and the Registrant.	S-1	333-226186	10.30	7/16/18
10.19+	Employment Agreement, dated August 15, 2018, by and between Rui Avelar and the Registrant.	10-K	001-38381	10.31	3/20/19
10.20+	Employment Agreement, dated February 25, 2021, by and between Crystal Muilenburg and the Registrant.					X
10.21	Lease, dated as of May 15, 2019, between the Registrant and 520 Newport Center Drive LLC	8-K	001-38381	10.1	5/21/19
10.22	Sales Agreement, dated March 26, 2021, by and between Evolus, Inc. and SVB Leerink LLC as Sales Agent.	8-K	001-38381	1.1	5/26/21
10.23‡	Settlement and License Agreement, dated February 18, 2021, by and among Evolus, Inc., Allergan Limited, Allergan, Inc., Allergan Pharmaceuticals Ireland and Medytox, Inc.	10-Q	001-38381	10.2	5/12/21
10.24‡	Settlement and License Agreement, dated February 18, 2021, by and between Evolus, Inc. and Medytox, Inc.	10-Q	001-38381	10.3	5/12/21
10.25	Share Issuance Agreement, dated February 18, 2021, by and between Evolus Inc. and Medytox, Inc.	10-Q	001-38381	10.4	5/12/21
10.26‡	Confidential Settlement and Release Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.5	5/12/21
10.27	Convertible Promissory Note Conversion Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.6	5/12/21
10.28‡	Third Amendment to Supply Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.7	5/12/21
10.29‡	Loan Agreement, dated as of December 14, 2021, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	8-K	001-38381	10.1	12/14/21
21.1	List of Subsidiaries.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	Inline XBRL Instance Document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
_____________

+	Indicates management contract or compensatory plan.
†	The Registrant has omitted and filed separately with the Securities and Exchange Commission portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act of 1933, as amended, or the Securities Act.
‡	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2022.

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

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 3, 2022
David Moatazedi

/s/ Lauren P. Silvernail	Chief Financial Officer and Executive Vice President of Corporate Development (Principal Financial and Accounting Officer)	March 3, 2022
Lauren P. Silvernail

/s/ Vikram Malik	Chairman of the Board of Directors	March 3, 2022
Vikram Malik

/s/ Simone Blank	Director	March 3, 2022
Simone Blank

/s/ Robert Hayman	Director	March 3, 2022
Robert Hayman

/s/ David Gill	Director	March 3, 2022
David Gill

/s/ Peter C. Farrell, Ph.D., AM.	Director	March 3, 2022
Peter C. Farrell, Ph.D., AM.

Signature	Title	Date

/s/ Karah Parschauer	Director	March 3, 2022
Karah Parschauer

/s/ Brady Stewart	Director	March 3, 2022
Brady Stewart