Form 10-Q
period 2022-03-31
Evolus, Inc.
filed 2022-05-10
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of May 6, 2022, 56,048,990 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
•We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate the scope of our operations.
•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox Inc., or Medytox, and Allergan Limited, Allergan Inc. and Allergan Pharmaceuticals Ireland, or, collectively Allergan, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.

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
•We may need to increase the size of our organization, including our sales and marketing capabilities, in order to further market and sell Jeuveau® and we may experience difficulties in managing this growth.
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

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$106,671	$146,256
Accounts receivable, net	16,800	14,657
Inventories	3,615	1,762
Prepaid expenses	4,533	5,082
Other current assets	11,309	11,042
Total current assets	142,928	178,799
Property and equipment, net	1,303	1,371
Operating lease right-of-use assets	2,537	2,722
Intangible assets, net	50,032	50,625
Goodwill	21,208	21,208
Other assets	2,654	2,758
Total assets	$220,662	$257,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,565	$6,091
Accrued expenses	21,139	29,993
Accrued litigation settlement	5,000	15,000
Operating lease liabilities	1,279	1,265
Contingent royalty obligation payable to Evolus Founders	5,717	5,314
Total current liabilities	40,700	57,663
Accrued litigation settlement	—	5,000
Operating lease liabilities	2,010	2,256
Contingent royalty obligation payable to Evolus Founders	39,300	39,426
Term loan, net of discount and issuance costs	71,381	71,222
Deferred tax liability	23	40
Total liabilities	153,414	175,607
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 56,041,364 and 55,576,988 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	507,733	504,757
Accumulated other comprehensive loss	(103)	—
Accumulated deficit	(440,383)	(422,882)
Total stockholders’ equity	67,248	81,876
Total liabilities and stockholders’ equity	$220,662	$257,483
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue, net	$33,226	$12,241
Service revenue	682	—
Total net revenues	33,908	12,241

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	13,208	4,908
Settlement payment from Daewoong	—	(25,500)
Selling, general and administrative	33,442	20,665
Research and development	468	841
Revaluation of contingent royalty obligation payable to Evolus Founders	1,316	1,268
Depreciation and amortization	922	2,033
Total operating expenses	49,356	4,215
(Loss) income from operations	(15,448)	8,026
Other income (expense):
Interest expense	(2,048)	(645)
Loss from extinguishment of debts, net	—	(968)
Other expense, net	(7)	—
(Loss) income before income taxes:	(17,503)	6,413
Income tax (benefit) expense	(2)	12
Net (loss) income	$(17,501)	$6,401
Other comprehensive gain (loss):
Unrealized gain	103	—
Comprehensive (loss) income	$(17,398)	$6,401
Net (loss) income per share, basic	$(0.31)	$0.17
Net (loss) income per share, diluted	$(0.31)	$0.16
Weighted-average shares outstanding used to compute basic net (loss) income per share	55,731,217	37,100,897
Weighted-average shares outstanding used to compute diluted net (loss) income per share	55,731,217	41,104,627
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
Issuance of common stock in connection with litigation settlement	—	—	6,762,652	—	48,421	—	—	48,421
Issuance of common stock for conversion of convertible note	—	—	3,136,869	—	39,808	—	—	39,808
Issuance of common stock in connection with the incentive equity plan	—	—	88,222	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,606	—	—	1,606
Net income	—	—	—	—	—	—	6,401	6,401
Balance at March 31, 2021	—	$—	43,736,971	$1	$392,959	$—	$(369,671)	$23,289

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	—	—	464,376	—	17	—	—	17
Stock-based compensation	—	—	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	—	—	(17,501)	(17,501)
Other comprehensive loss	—	—	—	—	—	(103)	—	(103)
Balance at March 31, 2022	—	$—	56,041,364	$1	$507,733	$(103)	$(440,383)	$67,248
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(17,501)	$6,401
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	922	2,033
Stock-based compensation	2,959	1,590
Provision for bad debts	465	610
Amortization of operating lease right-of-use assets	185	166
Amortization of debt discount and issuance costs	263	286
Paid-in-kind interest on convertible note	—	273
Deferred income taxes	(17)	—
Revaluation of contingent royalty obligation payable to Evolus Founders	1,316	1,268
Loss from extinguishment of debts	—	968
Changes in assets and liabilities:
Accounts receivable	(2,608)	1,254
Inventories	(5,571)	3,149
Consideration receivable from Daewoong	—	(25,500)
Prepaid expenses	549	(636)
Other assets	3,454	(1,657)
Accounts payable	1,471	(1,808)
Accrued expenses	(8,854)	3,465
Accrued litigation settlement	(15,000)	—
Operating lease liabilities	(232)	(197)
Net cash used in operating activities	(38,199)	(8,335)
Cash flows from investing activities
Purchases of property and equipment	(12)	—
Additions to capitalized software	(249)	(215)
Maturities of short-term investments	—	5,000
Net cash (used in) provided by investing activities	(261)	4,785
Cash flows from financing activities
Repayment of long term debt	—	(76,323)
Payment of contingent royalty obligation to Evolus Founders	(1,039)	(529)
Issuance of common stock in connection with incentive equity plan	17	11
Net cash used in financing activities	(1,022)	(76,841)
Effect of exchange rates on cash	(103)	—
Change in cash and cash equivalents	(39,585)	(80,391)
Cash and cash equivalents, beginning of period	146,256	102,562
Cash and cash equivalents, end of period	$106,671	$22,171
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$1,781	$79
Non-cash investing and financing information:
Conversion of convertible note to equity	$—	$39,808
Issuance of common stock in exchange for accrued litigation settlement expense	$—	$48,421
Capitalized software recorded in accounts payable and accrued expenses	$—	$7
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
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
Liquidity and Financial Condition
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next 12 months. The Company recorded net loss from operations of $15,448 and a net loss of $17,501 for the three months ended March 31, 2022. The Company used cash of $38,199 from operations during the three months ended March 31, 2022. As of March 31, 2022, the Company had $106,671 in cash and cash equivalents and an accumulated deficit of $440,383.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022, subject to the terms and conditions of the loan agreement. As of March 31, 2022, the Company has not drawn the second tranche. The Company received net proceeds of approximately $68,695 from Pharmakon, after issuance costs and debt discounts. See Note 6. Term Loans for additional information.
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. The Company may be required to raise additional capital to fund future operations through entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, considered

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022 or for any other interim period.
The accompanying unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 3, 2022.
Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries, Evolus Pharma Limited, Evolus International Ltd. and Evolus Pharma BV, and have been prepared in conformity with GAAP. All intercompany transactions have been eliminated.
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported consolidated financial statements. These estimates include, but are not limited to net revenues, allowance for doubtful accounts, fair value measurements, inventory valuations and stock-based compensation, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates.
The full impact of current global events, including the COVID-19 pandemic, rising inflation and the Ukrainian-Russian war, is unknown and cannot be reasonably estimated. However, where possible, management has considered the potential impact of COVID-19, rising inflation and the Ukrainian-Russian war, and their respective market impacts, on its estimates and assumptions, and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022. The Company’s future assessment of the impact of these events, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.
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
The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through its distribution partner in October 2019 and, as such, has a limited history of sales. If any previously granted approval is retracted or the Company is denied approval or approval is delayed by any other regulators, it may have a material adverse impact on the Company’s business and its consolidated financial statements.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The COVID-19 pandemic continues to evolve, and the severity and magnitude of future outbreaks, could result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets caused by these or other events, such as the military conflict between Russia and Ukraine and increased inflation, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the Company’s cash is held by financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant. The Company invests, or plans to soon invest, its excess cash, in line with its investment policy, primarily in money market funds and debt instruments of U.S. government agencies.
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
Short-Term Investments
Short-term investments consist of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive gain (loss) in the Company’s condensed consolidated statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the condensed consolidated statements of operations and comprehensive loss using the specific-identification method.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
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
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties. In the three months ended March 31, 2021, the Company recorded the settlement payment of $25,500, from Daewoong in connection with the Daewoong Settlement Agreement as part of cost of sales.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performs an annual qualitative assessment of its goodwill in the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, the Company performs a two-step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There was no impairment of goodwill for any of the periods presented.
Intangible Assets
The distribution right intangible asset related to Jeuveau® is amortized over the period the asset is expected to contribute to the future cash flows of the Company. The Company determined the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the distribution right intangible asset is being amortized on a straight-line basis over the estimated useful life of 20 years.
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying condensed consolidated balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
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
Leases
In accordance with Accounting Standards Codification 842, Leases (“ASC 842”), at the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in ROU assets, current portion of operating lease liabilities and noncurrent operating lease liabilities in the accompanying condensed consolidated balance sheets.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of March 31, 2022.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Contingent Royalty Obligation Payable to Evolus Founders
The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable are determined at each reporting period end and recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and as a liability in the condensed consolidated balance sheets.
Long-Term Debt
Long-term debt represents the debt balance with Pharmakon (see Note 6. Term Loans), net of debt issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
Foreign Currency Translation
The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates as of balance sheet date, and income and expense items are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains and losses arising from translation are recorded in other comprehensive (loss) income as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than the Company’s functional currency are recorded in other expenses, net in the accompanying condensed consolidated statements of operations.
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
For product revenue, the Company recognizes revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $682 of revenues related to international sales for the three months ended March 31, 2022 and did not recognize any revenues related to international sales for the three months ended March 31, 2021.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above.
Gross-to-Net Revenue Adjustments
The Company provides customers with discounts, such as trade and volume discounts and prompt pay discounts, that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, primarily for the volume-based rebates, consumer loyalty programs and co-branded marketing programs.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2022 and December 31, 2021, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of March 31, 2022 or December 31, 2021. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $4,992 and $7,934, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
During the three months ended March 31, 2022 and 2021, the Company recognized $7,254 and $1,515, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of March 31, 2022 and December 31, 2021, allowance for doubtful accounts was $2,829 and $2,385, respectively. For the three months ended March 31, 2022 and 2021, provision for bad debts were $465 and $610, respectively, and the write-off amount was $21 and $165, respectively.
Practical Expedients
The Company expenses sales commissions when incurred as the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not adjust the amount of promised consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays within one year.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which $15,000 was paid in the third quarter of 2021 and $15,000 was paid in the first quarter of 2022, and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022, the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
The settlement agreements resulted in an $83,421 charge for the fourth quarter of 2020, which consisted of $35,000 in deferred cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February 2021. In the first quarter of 2022, the Company made the second cash payment of $15,000 to Medytox and Allergan with the $5,000 balance due in 2023. As of March 31, 2022 and December 31, 2021, a current liability of $5,000 and $15,000, respectively, and non-current liability of $0 and $5,000, respectively, were recorded in the accompanying condensed consolidated balance sheets.
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which was recorded as a settlement payment from Daewoong and included as part of cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
also agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement is received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss.
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
The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in the selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded a tax benefit of $2 for the three months ended March 31, 2022 and a tax provision of $12 for the three months ended March 31, 2021. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions.
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through March 31, 2022 to materially impact its consolidated financial statements.
Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units.
The following table sets forth the computation of basic and diluted (loss) income per share:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Numerator
Net (loss) income - basic	$(17,398)	$6,401
Interest expense attributable to convertible note, net of taxes	—	273
Net (loss) income - diluted	$(17,398)	$6,674
Denominator
Weighted average common shares outstanding - basic	55,731,217	37,100,897
Dilutive effect of potential common shares from stock options, restricted stock units and convertible note	—	4,003,730
Weighted average common shares outstanding - diluted	55,731,217	41,104,627

Basic (loss) income per share	$(0.31)	$0.17
Diluted (loss) income per share	$(0.31)	$0.16
The following potentially dilutive securities have been excluded from the diluted net (loss) income per share calculations because their effect would have been antidilutive. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the three months ended March 31, 2022. Although these securities were antidilutive for these periods, they could be dilutive in future periods.

	Three Months Ended March 31,
	2022	2021
Stock options	5,226,324	2,272,932
Restricted stock units	2,684,775	205,149
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update will increase transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of transactions; (2) the accounting for the transactions; and, (3) the effect of the transactions on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The Company has adopted this guidance on the effective date of January 1, 2022. There are no material impacts to the consolidated financial statements as a result of this adoption.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU No. 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04 which did not change the core principle of the guidance in ASU No. 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements and reviewing credit loss models to assess the impact of the adoption of the standard on the consolidated financial statements. Based on initial assessments, the Company believes that while adoption will modify the way it analyzes financial instruments, it does not expect adoption of this guidance will have a material impact to its consolidated financial statements.
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

	As of March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,017	$—	$—	$45,017

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,740	$—	$—	$44,740
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the three months ended March 31, 2022 and 2021.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the three months ended March 31, 2022 and 2021, the Company utilized a discount rate of 13.0%, reflecting the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended March 31,
	2022	2021
Fair value, beginning of period	$44,740	$41,546
Payments	(1,039)	(529)
Change in fair value recorded in operating expenses	1,316	1,268
Fair value, end of period	$45,017	$42,285
Other Financial Assets and Liabilities
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, lease liabilities, and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value because of the short-term maturity of such instruments.
The Company estimates the fair value of the long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of March 31, 2022 and December 31, 2021, the fair value of long-term debt was $73,070 and $75,448, respectively. The fair value of operating lease liabilities as of March 31, 2022 and December 31, 2021 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(9,329)	$49,747
Capitalized software	2	7,564	(7,279)	285
Intangible assets, net		66,640	(16,608)	50,032
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of March 31, 2022		$87,848	$(16,608)	$71,240

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
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

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2022 that are subject to amortization:

Fiscal year
Remaining in 2022	$2,345
2023	3,080
2024	2,987
2025	2,955
2026	2,955
Thereafter	35,710
$50,032
Distribution right represents the license and associated distribution right to develop Jeuveau®, the initial term of which expires in September 2023 and is automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. The Company paid Daewoong $3,000 in milestone payments in 2019, pursuant to the Daewoong Agreement, which increased the cost basis of the distribution. Under the Daewoong Settlement Agreement (as defined in Note 11.), there is no additional cash consideration due to Daewoong. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.

The Company capitalized $250 and $224 for the three months ended March 31, 2022 and 2021, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $843 and $1,953 for the three months ended March 31, 2022 and 2021, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 5. Accrued Expenses
Accrued expenses consisted of:

	March 31,	December 31,
	2022	2021
Accrued royalties under the Medytox/Allergan Settlement Agreements	$9,371	$12,447
Accrued payroll and related benefits	3,710	6,856
Accrued revenue contract liabilities	4,992	7,934
Accrued professional services	352	595
Other accrued expenses	2,714	2,161
	$21,139	$29,993

Note 6. Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (“Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022, subject to the terms and conditions of the Pharmakon Term Loans. As of March 31, 2022, the Company has not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche (“Maturity Date”).
The Pharmakon Term Loans accrue interest at a per annum rate equal to the greater of 1.0% or 3-month U.S. Dollar LIBOR rate plus 8.5% per annum. In the event U.S. Dollar LIBOR rate is discontinued, the interest rate for the Pharmakon Term Loans will be based on an alternate benchmark rate established in the manner provided under the loan agreement for the Pharmakon Term Loans. The Company agreed to make 12 equal quarterly payments of principal on the outstanding Pharmakon Term Loans commencing on or immediately following the 39th-month anniversary of the funding date of the first tranche continuing through the Maturity Date.
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of March 31, 2022, the Company was in compliance with its debt covenants.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of March 31, 2022, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 10.89% as of March 31, 2022.
As of March 31, 2022, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
Remainder of 2022	$—
2023	—
2024	—
2025	25,000
2026	25,000
Thereafter	25,000
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(3,619)
Long term debt, net of discounts and issuance costs	$71,381
Oxford Term Loan
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
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) the Company paid Oxford $76,447 to discharge in full all outstanding obligations, including accrued interest, by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. As a result, the Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying condensed consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
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
On March 23, 2021, the outstanding principal balance including all accrued and unpaid interest thereon, of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of the Company’s common stock under the Conversion Agreement (as defined in Note 11.). The conversion was accounted for as an extinguishment of debt resulting in a gain of $971, which is recorded in loss from extinguishment of debts, net on the accompanying condensed consolidated statements of operations and comprehensive loss. The Daewoong Convertible Note was not registered, and the shares of the Company’s common stock issued upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for the details of the Conversion Agreement.

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
The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Fixed operating lease expense	$269	$265
Variable operating lease expense	24	8
	$293	$273
The weighted-average remaining lease term and discount rate are as follows:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	As of March 31,
	2022	2021
Weighted-average remaining lease term (years)	2.8	3.8
Weighted-average discount rate	9.4%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of March 31, 2022:

Fiscal year
Remainder of 2022	$953
2023	1,320
2024	1,377
2025	115
2026	—
Total operating lease payments	3,765
Less: imputed interest	(476)
Present value of operating lease liabilities	$3,289

Note 9.    Commitments and Contingencies
Purchase Commitments
As of March 31, 2022, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $1,931. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
License and Supply Agreement
The Daewoong Agreement includes certain minimum annual purchases that the Company is required to make in order to maintain the exclusivity of the license. The Company may, however, meet these minimum purchase obligations by achieving certain market share in the licensed territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
Legal Proceedings
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). On September 17, 2021, the court appointed a lead plaintiff

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
and lead counsel. On November 17, 2021, the lead plaintiff filed an amended class action complaint against the Company, three of its officers, and Alphaeon Corporation, the Company’s former majority shareholder. On January 18, 2022, the Company and the officer defendants served their motion to dismiss the amended complaint. Both motions are scheduled to be fully briefed on June 16, 2022.
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
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The Company was subsequently informed that the stockholder sold his shares of the Company’s common stock. On October 13, 2021, the Company received a substantially similar demand to inspect specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company responded to the demand in December 2021.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2022 and December 31, 2021.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2022, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2022, 56,041,364 shares of its common stock were issued and outstanding.
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
“At-the-market” Offerings of Common Stock
On March 26, 2021, the Company entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of the Company’s common stock may be sold from time to time for aggregate gross proceeds of up to $75,000 (the “ATM Program”). The Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common shares under the ATM Program. Since August 2021, the Company has not sold any shares under the ATM Program. The Company terminated the ATM Program in May 2022.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of March 31, 2022, the Company had an aggregate of 1,044,640 shares of its common stock available for future issuance under the Plan.
Inducement Grant
In February 2022, the Company granted options to purchase 171,103 shares of common stock and 39,012 RSUs as a material inducement for a new hire (the “Inducement Grant”). The Inducement Grant, which was made pursuant to a stand-alone nonstatutory stock option agreement and a stand-alone RSU agreement (the “Inducement Award Agreements”), was approved by the Compensation Committee of the Board of Directors, was awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s Plan and is subject to the terms and conditions of the Inducement Award Agreements. As such, any shares underlying the Inducement Grant are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance. As of March 31, 2022, stock options to purchase 171,103 shares of common stock and 39,012 RSUs remained outstanding under the Inducement Grant.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
results of operations. The fair value of RSU grants is determined at the grant date based on the common share price. The Company records stock-based compensation expense net of actual forfeitures when they occur.
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2022	2021
Volatility	77.5%	71.0%
Risk-free interest rate	1.66%	0.99%
Expected life (years)	6.18	6.25
Dividend yield rate	—%	—%
A summary of stock option activity for the three months ended March 31, 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2021	3,922,286	$11.23	7.10	$455
Granted	1,382,327	6.04
Exercised	(2,925)	4.60
Canceled/forfeited	(75,364)	10.28
Outstanding, March 31, 2022	5,226,324	$9.88	7.61	$14,779
Exercisable, March 31, 2022	2,684,544	$11.49	6.50	$4,936
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of March 31, 2022 and December 31, 2021.
A summary of RSU activity for the three months ended March 31, 2022, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2021	1,926,467	$8.06
Granted	1,302,176	5.78
Vested	(461,451)	7.86
Forfeited	(82,417)	6.90
Outstanding, March 31, 2022	2,684,775	$7.02

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$2,914	$1,576
Research and development	45	14
	$2,959	$1,590

Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement
Medytox/Allergan Settlement Agreements
U.S. Settlement Agreement
Effective February 18, 2021, the Company, Allergan and Medytox entered into a Settlement and License Agreement (the “U.S. Settlement Agreement”), pursuant to which, among other things: (i) Allergan and Medytox agreed to file a petition requesting the remedial orders related to the ITC Action be rescinded with respect to the Company; (ii) Medytox agreed to dismiss substantially similar litigation in California against the Company; (iii) the Company, on the one hand, and Medytox and Allergan, on the other hand, agreed to mutually release certain claims they may have against one another and their respective affiliates; (iv) Allergan and Medytox granted to the Company and its agents a license to manufacture and commercialize certain products identified in the U.S. Settlement Agreement, including Jeuveau® (the “Licensed Products”), in the United States during the 21 month period that, pursuant to the ITC Action, the Company was restricted from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States (the “Restricted Period”); (v) the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which the Company paid the first cash payment of $15,000 in the third quarter of 2021 and the second cash payment of $15,000 in the first quarter of 2022; and (vi) during the Restricted Period, the Company agreed to pay to Allergan and Medytox certain confidential royalties on the sale of Licensed Products, calculated on dollar amount per vial sold of Licensed Products by or on behalf of the Company in the United States. Royalties for sales during the Restricted Period end on September 16, 2022.
ROW Settlement Agreement
Effective February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement” and, together with the U.S. Settlement Agreement, the “Medytox/Allergan Settlement Agreements”), pursuant to which, among other things: (i) the Company and Medytox agreed to mutually release certain claims they may have against one another and their respective affiliates; (ii) Medytox granted to the Company and its agents a license to manufacture and commercialize the Licensed Products, in Canada, the European Union, Switzerland, member countries and cooperating countries of the European Economic Area, Russia, certain members of the Commonwealth of Independent States, South Africa, Australia and Japan (the “ROW Territories”) during the Restricted Period; (iii) Medytox granted to the Company and its agents a fully paid up license to manufacture and commercialize the Licensed Products in the ROW Territories and the United States from the end of the Restricted Period (the “Medytox License Period”); (iv) the Company and Medytox agreed to enter into the Share Issuance Agreement (as defined below) pursuant to which the Company issued 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox; (v) the Company and Medytox agreed to enter into the Registration Rights Agreement (as defined below), pursuant to which the Company granted certain registration rights to Medytox with respect to the Settlement Shares; (vi) during the Restricted Period ending September 16, 2022, the Company agreed to pay Medytox a confidential low-double digit royalty on net sales of the Licensed Products sold by or on behalf of the Company in the ROW Territories; and (vii) during the Medytox License Period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox a confidential mid-single digit royalty percentage on net sales of the Licensed Products sold by or on behalf of the Company in the United States and the ROW Territories.
Share Issuance Agreement

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of March 31, 2022, the Company accrued $9,371 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense.
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
Conversion Agreement
In connection with the execution of the Daewoong Settlement Agreement, the Company and Daewoong also entered into a Convertible Promissory Note Conversion Agreement (the “Conversion Agreement”), pursuant to which, among other things, (i) the principal balance under the Daewoong Convertible Note, together with all accrued and unpaid interest thereon, in the amount of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of Common Stock; and (ii) the Daewoong Convertible Note was deemed cancelled and satisfied in full in connection with such conversion.
After the conversion, shares owned by Daewoong, together with its affiliates and attribution parties, did not exceed 9.99% of the Company’s then outstanding common shares immediately following such issuance, as required under the terms of the Daewoong Convertible Note.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Daewoong Agreement Amendment
In connection with the execution of the Daewoong Settlement Agreement, on March 23, 2021, the Company and Daewoong also entered into the Third Amendment to the Supply Agreement (the “Daewoong Agreement Amendment”). Pursuant to the Daewoong Agreement Amendment, the parties amended the Daewoong Agreement to (i) expand the territory within which the Company may distribute Jeuveau® to certain countries in Europe, (ii) reduce the period of time with respect to which the Company is required to deliver binding forecasts to Daewoong, (iii) introduce certain limitations on Daewoong’s ability to convert the Company’s exclusive license for certain territories to a non-exclusive license in the event the Company fails to meet certain minimum purchase requirements for such territory, (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories, (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds, and (vi) prohibit the Company from sharing certain confidential information of Daewoong with Medytox or its affiliates or representatives.
As of March 31, 2022 and 2021, the Company had $4,228 and $2,169, respectively, in reimbursement receivable from Daewoong, respectively, in other current assets in the accompanying condensed consolidated balance sheets. Total inventory payments to Daewoong were $12,635 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We enrolled our first patient in the clinical study evaluating the “extra-strength” dose in the first quarter of 2022. Five study sites have been selected to participate. This program provides us with the opportunity to offer the first multi-strength neurotoxin, giving customers and consumers increased treatment options. We anticipate completing the study in the first half of 2023.
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
Under the Medytox/Allergan Settlement Agreements, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, of which we paid the first payment of $15.0 million in the third quarter of 2021 and the second payment of $15.0 million in the first quarter of 2022, with the final payment of $5.0 million due in 2023, (ii) pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Products by or on our behalf in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, and (iv) from September 17, 2022 to September 16, 2032, pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States. We also issued 6,762,652 shares of our common stock to Medytox.
In addition, in March 2021, we entered into a Confidential Settlement and Release Agreement and certain related agreements with Daewoong Pharmaceutical Co. Ltd (“Daewoong”), which we refer to as the Daewoong Settlement Agreement, under which Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Settlement Agreement and agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional details on the litigation settlement agreements.
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, after giving effect to the offset of a certain portion thereof that will be reimbursed to us under the Daewoong Settlement Agreement, we expect that our cost of sales and gross profit margin will be materially negatively impacted through September 2022 and negatively impacted to a lesser extent from September 2022 to September 2032.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022, subject to the terms and conditions of the Pharmakon Term Loans. As of March 31, 2022, we have not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® to the founders of Evolus, which we refer to as the Evolus Founders. These obligations terminate at the end of the second quarter of 2029. The fair value of the obligations are valued quarterly and are referred to in our consolidated financial statements as the contingent royalty obligation.
COVID-19 and Operational Update
The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections as a result of new and more contagious and/or vaccine resistant variants of the virus which have led, and may in the future lead to, the potential for government restrictions to combat increasing rates of infection. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future.
Inflation has increased over the past year, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation on our financial condition, results of operations or cash flows in the future.
Management’s Use of Adjusted Gross Profit Margin
Adjusted gross profit and adjusted gross profit margin are not required by, nor presented in accordance with United States generally accepted accounting principles, or GAAP. Adjusted gross profit is defined as total net revenues less product cost of sales, excluding the one-time settlement payment from Daewoong in 2021 and amortization of an intangible asset. Adjusted gross profit margin is calculated as adjusted gross profit divided by total net revenues. Management believes that adjusted gross profit margin is an important measure for investors because management uses adjusted gross profit margin as a key performance indicator to evaluate the profitability of sales without giving effect to costs that are not core to our cost of sales, such as the settlement payment from Daewoong and the amortization of an intangible asset. Adjusted gross profit margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross profit margin should not be considered in isolation or as alternatives to financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. As adjusted gross profit margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, has limitations as an analytical tool and may not be comparable to other similarly titled measures of other companies.
The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended March 31,
(in millions)	2022	2021
Total net revenues	$33.9	$12.2
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	13.2	4.9
Settlement payment from Daewoong	—	(25.5)
Amortization of distribution right intangible asset	0.7	0.7
Total cost of sales	13.9	(19.9)
Gross profit	20.0	32.1
Gross profit margin	58.9%	262.3%
Add: Settlement payment from Daewoong	—	(25.5)
Add: Amortization of distribution right intangible asset	0.7	0.7
Adjusted gross profit	$20.7	$7.3
Adjusted gross profit margin	61.0%	59.9%

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2022	2021
Product revenue, net	$33.2	$12.2
Service revenue	0.7	—
Total net revenues	33.9	12.2

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	13.2	4.9
Settlement payment from Daewoong	—	(25.5)
Selling, general and administrative	33.4	20.7
Research and development	0.5	0.8
Revaluation of contingent royalty obligation payable to Evolus Founders	1.3	1.3
Depreciation and amortization	0.9	2.0
Total operating expenses	49.4	4.2
(Loss) income from operations	(15.4)	8.0
Other income (expense):
Non-operating expense, net	(2.0)	(0.6)
Loss from extinguishment of debts, net	—	(1.0)
Other expense, net	0.0	—
(Loss) income before income taxes:	(17.5)	6.4
Income tax (benefit) expense	0.0	0.0
Net (loss) income	$(17.5)	$6.4
Net Revenues
We currently operate in one reportable segment and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of adjustments primarily for customer rebates, rewards related to the consumer loyalty program and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues of Jeuveau® sales increased by $21.7 million, or 177.9%, to $33.9 million for the three months ended March 31, 2022 from $12.2 million for the three months ended March 31, 2021, primarily due to higher sales volumes and a slightly higher average selling price of Jeuveau® in the United States. Net revenues during the first quarter of 2021 were negatively impacted prior to entering into the Medytox/Allergan Settlement Agreements in February 2021 due to an increase in pricing during the presidential review period related to the ITC Action. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic medicine market.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong. In addition, during the period from December 2020 to September 2022, product cost of sales, excluding amortization of intangible assets, also includes certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements, partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties.
Product cost of sales, excluding amortization of intangible assets, increased by $8.3 million, or 169.4%, to $13.2 million for the three months ended March 31, 2022 from $4.9 million for the three months ended March 31, 2021, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement receipt of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Profit Margin
Our gross profit margin was 58.9% and 262.3% for the three months ended March 31, 2022 and 2021, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payment from Daewoong, as a percentage of net revenues was 61.0% and 59.9% for the three months ended March 31, 2022 and 2021, respectively. We anticipate our gross profit margin and adjusted gross profit margin will continue to be impacted negatively through September 2022, offset by payments we receive under the Daewoong Settlement Agreement. Beginning on September 17, 2022, our gross profit margin and adjusted gross profit margin should increase as royalty obligations to Allergan terminate, and our royalty obligations to Medytox reduce to a mid-single digit percentage of net revenue for ten years thereafter. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $12.7 million, or 61.4%, to $33.4 million for the three months ended March 31, 2022 from $20.7 million for the three months ended March 31, 2021, primarily resulting from increasing personnel costs and increasing our commercial activities, including direct-to-consumer marketing. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and future launches internationally.
Research and Development
Research and development expenses decreased by $0.3 million, or 37.5%, to $0.5 million for the three months ended March 31, 2022 from $0.8 million for the three months ended March 31, 2021. We expect that our overall research and development expense will increase moderately as we conduct the Phase II “extra-strength” clinical trial in 2022 and 2023, and if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended March 31, 2022 and 2021, the revaluation charges of $1.3 million were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $1.1 million, or 55.0%, to $0.9 million for the three months ended March 31, 2022 from $2.0 million for the three months ended March 31, 2021 due to the decrease in amortization of internal-use software as most of these assets are now fully amortized.
Non-Operating Expense, Net
Non-operating expense, net, increased by $1.4 million, or 217.5%, to $2.0 million for the three months ended March 31, 2022 from $0.6 million for the three months ended March 31, 2021, primarily due to higher interest expense for the Pharmakon Term Loans.
Loss from Extinguishment of Debts, Net

Loss from extinguishment of debts, net includes a $1.9 million loss from payoff of long-term debt with Oxford Finance, LLC in January 2021, partially offset by a $1.0 million gain from the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes (Benefit) Expense
There was minimal tax benefit and income tax expense for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $106.7 million, positive working capital of $102.2 million and stockholders’ equity of $67.2 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $440.4 million as of March 31, 2022 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net loss of $17.5 million and net income of $6.4 million for the three months ended March 31, 2022 and 2021, respectively. We had net loss from operations of $15.4 million and net income from operations of $8.0 million for the three months ended March 31, 2022 and 2021, respectively. We used net cash of $38.2 million and $8.3 million in operating activities for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S. and Europe and maintain our regulatory approvals.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. As of March 31, 2022, we have not drawn the second tranche. We shall make 12 equal quarterly payments of principal on the outstanding Pharmakon Term Loans commencing in March 2025 and continuing through the maturity date. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5%, and matures in December 2027. The proceeds of the Pharmakon Term Loans will be used to fund our general corporate and working capital requirements.
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® to Evolus Founders. The obligations terminate at the end of the second quarter of 2029. The fair value of the obligations is valued quarterly and is referred to in our condensed consolidated financial statements as the contingent royalty obligation.
As of March 31, 2022, we recorded an aggregate balance of $45.0 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
Litigation Settlement
As described in “—Overview—Impact of Settlement Agreements,” on February 18, 2021, upon entering into the Medytox/Allergan Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years, of which we paid the first payment of $15.0 million in the third quarter of 2021, $15.0 million in the first quarter of 2022, and have $5.0 million due in the next twelve months. We also issued 6,762,652 shares of common stock to Medytox. In addition, during the period from December 16, 2020 to September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments will be made quarterly.
As described in “—Overview—Impact of Settlement Agreements,” on March 23, 2021, upon entering the Daewoong Settlement Agreement, Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to

$10.5 million in aggregate under the Daewoong Agreement and agreed to reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement.
License and Supply Agreement
The Daewoong Agreement includes certain minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, cash generated from operations, and cash available under the Pharmakon Term Loans, as well as the public debt and equity markets, will be sufficient to satisfy both our short-term and long-term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. This includes our obligation to make a $5.0 million payment in the first quarter of 2023 pursuant to the Medytox/Allergan Settlement Agreements (see “—Litigation Settlement” above).
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents, cash generated from operations, and cash available under the Pharmakon Term Loans, as well as the public debt and equity markets, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to the impact of any potential disruptions to our supply chain resulting from the COVID-19 pandemic, inflation, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing.

Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® in the United States and success of planned international launches;
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
•the timing and amounts of the royalty and other payments payable in connection with the Medytox/Allergan Settlement Agreements and the reimbursement receivable from Daewoong in connection with the Daewoong Settlement Agreement;
•the amounts of the royalty payable to Evolus Founders;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$(38.2)	$(8.3)
Investing activities	(0.3)	4.8
Financing activities	(1.0)	(76.8)
Effect of exchange rates on cash	(0.1)	—
Change in cash and cash equivalents	(39.6)	(80.4)
Cash and cash equivalents, beginning of period	146.3	102.6
Cash and cash equivalents, end of period	$106.7	$22.2
Operating Activities
For the three months ended March 31, 2022, operating activities used $38.2 million of cash, which primarily resulted from our net loss of $17.5 million. Net operating assets and liabilities changed by $26.8 million primarily driven by timing of collections from customers and payments to vendors and the second cash payment of litigation settlement of $15.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $3.0 million of stock-based compensation expense, $1.3 million in revaluation of our contingent royalty obligation, $0.5 million of provision of allowance for doubtful accounts and $0.9 million of depreciation and amortization.
For the three months ended March 31, 2021, operating activities used $8.3 million of cash, which primarily resulted from our net income of $6.4 million as adjusted for certain non-cash charges including $1.6 million of stock-based compensation expense, a gain of $1.3 million in revaluation of our contingent royalty obligation, $0.6 million of provision of allowance for doubtful accounts and $2.0 million of depreciation and amortization. Net operating assets and liabilities changed by $21.9 million primarily driven by timing of receipts from customers and payments to vendors and the $25.5 million receivable from Daewoong pursuant to the Daewoong Settlement Agreement.
Investing Activities
Cash used in investing activities was $0.3 million for the three months ended March 31, 2022 compared to cash provided by investing activities of $4.8 million for the three months ended March 31, 2021. The increase in cash used in investing activities was attributable to no maturities of short-term investments during the three months ended March 31, 2022.

Financing Activities
Cash used in financing activities was $1.0 million for the three months ended March 31, 2022, compared to $76.8 million of cash used in financing activities for the three months ended March 31, 2021. For the three months ended March 31, 2022, cash used in financing activities primarily resulted from the payment of contingent royalty obligation to Evolus Founders of $1.0 million. For the three months ended March 31, 2021, cash used in financing activities primarily resulted from the repayment of long-term debt with Oxford of $76.3 million in January 2021.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments to our Pharmakon Term Loans, royalty payments to Evolus Founders, a $5.0 million settlement payment related to the Medytox/Allergan Settlement Agreements, royalty payments to Allergan and Medytox, operating leases and purchase obligations. During the three months ended March 31, 2022, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our estimates and assumptions in light of changes in circumstances, facts and experience.
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2021.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2. Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, which was filed with the SEC on November 2, 2021. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in Part I, Item 1. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully market and sell it in a timely manner. While the product was commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. While we recorded a profit for the three months ended March 31, 2021, largely as a result of a payment received from our partner, Daewoong, we were not profitable during the three months ended March 31, 2022, and we do not expect to be profitable in 2022. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $17.5 million for the three months ended March 31, 2022, and we recorded a net loss of

$46.8 million and net loss of $163.0 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit as of March 31, 2022 of $440.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
In the near term, we expect to make a $5.0 million payment in 2023 associated with our settlement agreements with Medytox and Allergan. Additionally, we expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau® and any of our future product candidates, including our proposed higher strength dose of Jeuveau®, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell Jeuveau®. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
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
Under the Medytox/Allergan Settlement Agreements we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the “Licensed Products’), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make payments of $35.0 million in multiple payments over two years to Allergan and Medytox, of which we have paid $30.0 million, (ii) from December 16, 2020 to September 16, 2022, pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a specified dollar amount per vial sold of Licensed Product by or on behalf of us in the United States, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, (iv) from September 17, 2022 to September 16, 2032, pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox 6,762,652 shares of our common stock, which we issued on February 18 2021, and (vi) enter into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements we made certain representations and warranties and agreed to positive and negative covenants.
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
Additionally, if Medytox or Allergan fail to comply with the terms of the Medytox/Allergan Settlement Agreements and comply with the covenants and agreements under the Medytox/Allergan Settlement Agreements, it could materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. We would also be required to engage in costly and time-consuming litigation in order to enforce our rights under the Medytox/Allergan Settlement Agreements.
The terms of the Medytox/Allergan Settlement Agreements will reduce our profitability until the royalty obligations expire, and may affect the extent of any discounts we may offer to our customers.
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, our profitability has and will be impacted for the period that we are required to pay royalties. We may be able to offset a portion of the loss of profitability by decreasing any discount to customers on Jeuveau® as compared to discounts we provided to customers prior to the Medytox/Allergan Settlement Agreements. If we reduce discounts for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
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
Other negative impacts of the COVID-19 outbreak or other similar outbreaks could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets, including increased inflation and rising interest rates. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. In addition, inflation has increased over the past year, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Significant increases in unemployment stemming from the pandemic have also occurred which may impact consumer discretionary spending. Furthermore, for the discretionary nature of aesthetic medical procedures may be particularly vulnerable to unfavorable economic conditions. Because we do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor, our only product is and will continue to be paid for directly by the consumer. Demand for Jeuveau® is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn or inflation in consumer prices could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business.
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
These competitors may also try to compete with Jeuveau® on price both directly, through rebates and promotional programs to high volume physicians and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant number of studies and publications that they could use to compete with us.
In the long term, we expect to expand our focus to the broader self-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. has submitted a biologics license application, or BLA, to the FDA for an injectable botulinum toxin type A neurotoxin and in October 2021 received a Complete Response Letter from the FDA and has received a revised Prescription Drug User Fee Act goal date of September 8, 2022. Additionally, Hugel Inc., submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a Complete Response Letter from the FDA in March 2022. If either BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to disruption or damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber intrusions, insider threats, persons who access our systems in an unauthorized manner, or inadvertent misconfiguration of our systems. The risk of a security incident or system disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, foreign governments and cybercriminals, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Interruptions in our operations caused by such an event could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. Interruptions in our operations caused by such an event could also result in a material disruption in our relationship with our customers. For example, if our Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation.
Moreover, a computer security incident that affects our systems or results in the unauthorized access to financial information, personally identifiable information (PII), customer information or data, including credit card transaction data or other sensitive information, could materially damage our reputation. In addition, such a security incident may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, including the General Data Protection Regulation (GDPR), the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws.

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
As of March 31, 2022, we had 174 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Our business may be materially adversely affected by the impact of the ongoing military conflict between Russia and Ukraine on the global economy and capital markets and other geopolitical tensions may also adversely affect our business.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.
Additionally, the recent military conflict in Ukraine has led to the imposition of sanctions and other penalties by the U.S., EU and other countries against Russia. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and could lead to further instability and lack of liquidity in capital markets, which could make it more difficult for us to obtain additional funds at terms favorable to us, or at all.

Although our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.
Our international operations will expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.
We currently have operations in the United States and Europe and are planning to launch in Europe in the third quarter of 2022. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations. The current conflict between Ukraine and Russia may also impact European economies and consumer discretionary spending negatively. We do not have significant international operations in Russia, Ukraine, or the surrounding regions that have been impacted by the conflict directly.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Rui Avelar, our Chief Medical Officer and Head of R&D, and Crystal Muilenburg, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau® or any future products we develop.
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
As of March 31, 2022, we had $71.4 million of outstanding indebtedness that bears interest at a floating rate using London Interbank Offered Rate ("LIBOR") as the applicable reference rate. LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority and administrator, ICE Benchmark Administration, announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR ACT”) was signed into law. Under the LIBOR Act, the Board of Governors of the Federal Reserve System is directed to select the Secured Overnight Financing Rate (“SOFR”), published by the Federal Reserve Bank of New York, as the replacement rate for contracts that reference LIBOR as a benchmark rate and that do not contain either a specified replacement rate or a replacement mechanism after USD LIBOR ceases publication. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law.
SOFR is calculated differently from LIBOR and the inherent differences between LIBOR and SOFR or any other alternative benchmark rate gives rise to many uncertainties, including the need to amend existing debt instruments and the need to choose alternative reference rates in new contracts. Furthermore, uncertainty regarding whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR may impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and would adversely affect our liquidity, financial condition, and earnings. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may negatively impact our financial results.
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
Risks Related to Our Relationship with Alphaeon and Alphaeon 1, LLC
Certain of our directors may have actual or potential conflicts of interest because of their ownership of debt and equity securities in AEON Biopharma, Inc., or AEON and Alphaeon 1, LLC and their positions with AEON and Alphaeon 1, LLC.
Prior to our initial public offering in 2018, we were wholly owned by AEON (previously known as ALPHAEON Corp.). In January 2020, AEON transferred all of their stock ownership in us to Alphaeon 1, LLC. As of March 31, 2022, Alphaeon 1, LLC owned 10.8% of our outstanding shares of common stock. Vikram Malik, Simone Blank, and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of AEON and Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board of managers of Alphaeon 1, LLC. Their positions at the Alphaeon entities and the ownership of any Alphaeon entity equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for the Alphaeon entities than the decisions have for us.
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
Furthermore, disputes may arise between Alphaeon entities and us relating to our past and ongoing relationship, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to indemnification and other matters arising from our initial public offering and sales or other disposal by Alphaeon 1, LLC of all or a portion of its ownership interest in us.
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
As of March 31, 2022, AEON no longer held any shares of our stock.
Risks Related to Our Common Stock
Medytox, Alphaeon 1, LLC and Daewoong each own a significant portion of our common stock and may exert significant control over our business.
We had 56,041,364 shares of common stock issued and outstanding as of March 31, 2022. As of March 31, 2022, Medytox owned 13.3% of our outstanding shares of common stock, Alphaeon 1, LLC owned 10.8% of our outstanding shares of common stock, and Daewoong owned 5.6% of our outstanding shares of common stock.
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
As disclosed in Part II, Item 1. “Legal Proceedings” we and certain of our officers have been named as defendants in a securities class action lawsuit and we are a nominal defendant in derivative lawsuits filed against certain of our officers and directors. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We may also be the target of this type of litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to securities act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the three months ended March 31, 2022 has ranged from a low of $5.22 to a high of $11.78. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
•changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•the public’s reaction to our earnings releases, other public announcements and filings with the SEC or those of companies that are perceived to be similar to us;
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
•economic conditions in the markets in which we operate, including those related to COVID-19 and the Russian-Ukrainian conflict; and
•other factors described in this “Risk Factors” section.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1+	Separation Agreement and General Release of Claims, dated as of March 3, 2022, by and between Lauren Silvernail and Evolus, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	May 10, 2022	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Lauren Silvernail
Lauren Silvernail
Chief Financial Officer and Executive Vice President, Corporate Development
(Principal Financial Officer)