Form 10-Q
period 2022-06-30
Evolus, Inc.
filed 2022-08-02
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of July 29, 2022, 56,094,780 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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

•The terms of the Medytox/Allergan Settlement Agreements with Medytox and Allergan impacts our profitability and may affect the extent of any discounts we may offer to our customers.
•Our business, financial condition and operations have been, and may in the future be, adversely affected by the COVID-19 outbreak or other outbreaks of contagious diseases.
•Unfavorable global economic conditions, which may adversely impact consumer discretionary spending or cause our customers to delay making payments for our product, could affect our ability to raise additional capital when needed on acceptable terms, if at all, and may result in supply chain disruptions impacting the availability of our products.
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
•We rely on our digital technology and applications and our business and operations would suffer in the event of computer system failures or breach.
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

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84,484	$146,256
Accounts receivable, net	21,026	14,657
Inventories	12,289	1,762
Prepaid expenses	4,724	5,082
Other current assets	11,424	11,042
Total current assets	133,947	178,799
Property and equipment, net	1,455	1,371
Operating lease right-of-use assets	2,346	2,722
Intangible assets, net	49,415	50,625
Goodwill	21,208	21,208
Other assets	2,548	2,758
Total assets	$210,919	$257,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,486	$6,091
Accrued expenses	28,537	29,993
Accrued litigation settlement	5,000	15,000
Operating lease liabilities	1,293	1,265
Contingent royalty obligation payable to Evolus Founders	6,215	5,314
Total current liabilities	51,531	57,663
Accrued litigation settlement	—	5,000
Operating lease liabilities	1,753	2,256
Contingent royalty obligation payable to Evolus Founders	39,200	39,426
Term loan, net of discount and issuance costs	71,545	71,222
Deferred tax liability	29	40
Total liabilities	164,058	175,607
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 56,063,413 and 55,576,988 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	510,879	504,757
Accumulated other comprehensive loss	(165)	—
Accumulated deficit	(463,854)	(422,882)
Total stockholders’ equity	46,861	81,876
Total liabilities and stockholders’ equity	$210,919	$257,483
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$37,163	$25,396	$70,389	$37,637
Service revenue	—	702	682	702
Total net revenues	37,163	26,098	71,071	38,339

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	15,819	11,302	29,027	16,210
Settlement payment from Daewoong	—	—	—	(25,500)
Selling, general and administrative	36,875	26,463	70,317	47,128
Research and development	1,550	499	2,018	1,340
In-process research and development	2,000	—	2,000	—
Revaluation of contingent royalty obligation payable to Evolus Founders	1,414	1,381	2,730	2,649
Depreciation and amortization	853	1,746	1,775	3,779
Total operating expenses	58,511	41,391	107,867	45,606
Loss from operations	(21,348)	(15,293)	(36,796)	(7,267)
Other income (expense):
Interest income	4	1	4	1
Interest expense	(2,075)	(300)	(4,123)	(945)
Loss from extinguishment of debts, net	—	—	—	(968)
Other expense, net	(24)	—	(31)	—
Loss before income taxes:	(23,443)	(15,592)	(40,946)	(9,179)
Income tax expense	28	9	26	21
Net loss	$(23,471)	$(15,601)	$(40,972)	$(9,200)
Other comprehensive gain (loss):
Unrealized gain (loss)	(62)	—	(165)	—
Comprehensive loss	$(23,533)	$(15,601)	$(41,137)	$(9,200)
Net loss per share, basic and diluted	$(0.42)	$(0.31)	$(0.73)	$(0.21)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	56,079,569	51,150,063	55,906,356	44,164,290
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
Issuance of common stock in connection with litigation settlement	—	—	6,762,652	—	48,421	—	—	48,421
Issuance of common stock for conversion of convertible note	—	—	3,136,869	—	39,808	—	—	39,808
Issuance of common stock in connection with the incentive equity plan	—	—	88,222	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,606	—	—	1,606
Net income	—	—	—	—	—	—	6,401	6,401
Balance at March 31, 2021	—	$—	43,736,971	$1	$392,959	$—	$(369,671)	$23,289
Issuance of common stock upon follow-on offering, net of issuance costs	—	—	10,350,000	—	92,212	—	—	92,212
Issuance of common stock under “at-the-market” (ATM) program	—	—	209,532	—	2,707	—	—	2,707
Issuance of common stock in connection with the incentive equity plan	—	—	76,289	—	644	—	—	644
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Net loss	—	—	—	—	—	—	(15,601)	(15,601)
Balance at June 30, 2021	—	$—	54,372,792	$1	$491,409	$—	$(385,272)	$106,138

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	—	—	464,376	—	17	—	—	17
Stock-based compensation	—	—	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	—	—	(17,501)	(17,501)
Other comprehensive loss	—	—	—	—	—	(103)	—	(103)
Balance at March 31, 2022	—	$—	56,041,364	$1	$507,733	$(103)	$(440,383)	$67,248
Issuance of common stock in connection with the incentive equity plan	—	—	22,049	—	167	—	—	167
Stock-based compensation	—	—	—	—	2,979	—	—	2,979
Net loss	—	—	—	—	—	—	(23,471)	(23,471)
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)
Balance at June 30, 2022	—	$—	56,063,413	$1	$510,879	$(165)	$(463,854)	$46,861
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(40,972)	$(9,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,775	3,779
Stock-based compensation	5,938	4,451
Provision for bad debts	739	313
Amortization of operating lease right-of-use assets	376	336
Amortization of debt discount and issuance costs	533	580
Paid-in-kind interest on convertible note	—	273
Deferred income taxes	(11)	—
Revaluation of contingent royalty obligation payable to Evolus Founders	2,730	2,649
Loss from extinguishment of debts	—	968
Changes in assets and liabilities:
Accounts receivable	(7,108)	(2,497)
Inventories	(12,625)	20
Prepaid expenses	(2,324)	(909)
Other assets	4,399	(6,283)
Accounts payable	4,394	(1,549)
Accrued expenses	(1,456)	15,256
Accrued litigation settlement	(15,000)	—
Operating lease liabilities	(475)	(406)
Net cash (used in) provided by operating activities	(59,087)	7,781
Cash flows from investing activities
Purchases of property and equipment	(243)	—
Additions to capitalized software	(406)	(601)
Maturities of short-term investments	—	5,000
Net cash (used in) provided by investing activities	(649)	4,399
Cash flows from financing activities
Repayment of long term debt	—	(76,323)
Payment of contingent royalty obligation to Evolus Founders	(2,055)	(1,512)
Proceeds from follow-on offering, net of underwriters fees	—	92,426
Payments for offering costs	—	(214)
Proceeds from ATM sales of shares	—	1,963
Issuance of common stock in connection with incentive equity plan	184	655
Net cash (used in) provided by financing activities	(1,871)	16,995
Effect of exchange rates on cash	(165)	—
Change in cash and cash equivalents	(61,772)	29,175
Cash and cash equivalents, beginning of period	146,256	102,562
Cash and cash equivalents, end of period	$84,484	$131,737
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$3,582	$79
Cash paid for income taxes	$54	$—
Non-cash investing and financing information
Conversion of convertible note to equity	$—	$39,808
Issuance of common stock in exchange for accrued litigation settlement expense	$—	$48,421
Capitalized software recorded in accounts payable and accrued expenses	$—	$10
Proceeds receivable from ATM sales of shares	$—	$744
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next 12 months. The Company recorded net loss of $23,471 and $40,972 for the three and six months ended June 30, 2022, respectively. The Company used cash of $59,087 from operations during the six months ended June 30, 2022, which includes a settlement payment of $15,000. As of June 30, 2022, the Company had $84,484 in cash and cash equivalents and an accumulated deficit of $463,854.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022, subject to the terms and conditions of the loan agreement. As of June 30, 2022, the Company has not drawn the second tranche. The Company received net proceeds of $68,695 from Pharmakon, after issuance costs and debt discounts in December 2021. See Note 6. Term Loans for additional information.
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund operations through at least the next 12 months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. The Company may need to raise additional capital to fund future operations through entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

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
The full impact of current global events, including rising inflation, volatility in the financial and credit markets, the COVID-19 pandemic and the Ukrainian-Russian war, is unknown and cannot be reasonably estimated. However, where possible, management has considered the potential impact of rising inflation, volatility in the financial and credit markets, the COVID-19 pandemic, and the Ukrainian-Russian war, and their respective market impacts, on its estimates and assumptions, and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2022. The Company’s future assessment of the impact of these events, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.
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
The COVID-19 pandemic continues to evolve, and the severity and magnitude of future outbreaks, or other similar public health crises, could result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets caused by these or other events, such as the military conflict between Russia and Ukraine and increased inflation, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties. In the six months ended June 30, 2021, the Company recorded a one-time settlement payment of $25,500 from Daewoong in connection with the Daewoong Settlement Agreement as part of cost of sales.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of June 30, 2022.
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
Long-Term Debt
Long-term debt represents the debt balance with Pharmakon (see Note 6. Term Loans), net of discount and issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
Foreign Currency Translation
The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates as of balance sheet date, and income and expense items are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains and losses arising from translation are recorded in other comprehensive gain (loss) as a separate component of shareholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than the Company’s functional currency are recorded in other expenses, net in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $0 and $682 of revenues related to international sales for the three and six months ended June 30, 2022, respectively, and $702 of revenues related to international sales for the three and six months ended June 30, 2021.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2022 and December 31, 2021, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of June 30, 2022 or December 31, 2021. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $6,687 and $7,934, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.
During the six months ended June 30, 2022 and 2021, the Company recognized $7,566 and $2,802, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of June 30, 2022 and December 31, 2021, allowance for doubtful accounts was $3,040 and $2,385, respectively. For the three and six months ended June 30, 2022, reversal of and provision for bad debts were $275 and $739, respectively, and the write-off amount was $64 and $85, respectively. For the three and six months ended June 30, 2021, reversal of and provision for bad debts were $297 and $313, respectively, and the write-off amount was $26 and $190, respectively.
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
In-process Research and Development
Intangible assets acquired that are used for research and development and have no future alternative use are expensed as in-process research and development.
In June 2022, the Company entered into a License and Research Collaboration Agreement (the “Collaboration Agreement”) with a 3D printing company with biomaterial capabilities (the “Licensor”). Under the terms of the Collaboration Agreement, the Company was granted a license to the Licensor’s technology to develop and commercialize any aesthetic product or non-therapeutic product that is created through the use or practice of the Licensor’s patents. The Company paid $2,000 upon the signing of the Collaboration Agreement and has research funding, ongoing milestone and royalty payment obligations depending on the development plans, the success of such development and approval and commercialization of products. The upfront payment of $2,000 was recorded as in-process research and development expense.
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
The settlement agreements resulted in an $83,421 charge for the fourth quarter of 2020, which consisted of $35,000 in deferred cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February 2021. In the first quarter of 2022, the Company made the second cash payment of $15,000 to Medytox and Allergan with the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
$5,000 balance due in 2023. As of June 30, 2022 and December 31, 2021, a current liability of $5,000 and $15,000, respectively, and non-current liability of $0 and $5,000, respectively, were recorded in the accompanying condensed consolidated balance sheets.
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which was recorded as a settlement payment from Daewoong and included as part of cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong also agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement is received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $28 and $9 for the three months ended June 30, 2022 and 2021, respectively, and an income tax expense of $26 and $21 for the six months ended June 30, 2022 and 2021, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through June 30, 2022 to materially impact its condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and six months ended June 30, 2022 and 2021 were stock options of 5,141,749 and 3,825,284, respectively, and non-vested RSUs of 2,630,813 and 2,129,787, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update will increase transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of transactions; (2) the accounting for the transactions; and, (3) the effect of the transactions on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The Company has adopted this guidance on the effective date of January 1, 2022. There are no material impacts to the condensed consolidated financial statements as a result of this adoption.
Recent Accounting Pronouncements Issued But Not Adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The standard requires prospective application. Early adoption is permitted. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). Both ASU No. 2020-04 and ASU No. 2021-01 provides optional expedients

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance for contract modifications and hedging relationships, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.
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

	As of June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,415	$—	$—	$45,415

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,740	$—	$—	$44,740
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the six months ended June 30, 2022 and 2021.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the three and six months ended June 30, 2022 and 2021, the Company utilized a discount rate of 13.0%, reflecting the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value, beginning of period	$45,017	$42,285	$44,740	$41,546
Payments	(1,016)	(983)	(2,055)	(1,512)
Change in fair value recorded in operating expenses	1,414	1,381	2,730	2,649
Fair value, end of period	$45,415	$42,683	$45,415	$42,683
Other Financial Assets and Liabilities

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
The Company estimates the fair value of the long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of June 30, 2022 and December 31, 2021, the fair value of long-term debt was $67,532 and $75,448, respectively. The fair value of operating lease liabilities as of June 30, 2022 and December 31, 2021 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(10,067)	$49,009
Capitalized software	2	7,720	(7,314)	406
Intangible assets, net		66,796	(17,381)	49,415
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of June 30, 2022		$88,004	$(17,381)	$70,623

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(8,589)	$50,487
Capitalized software	2	7,314	(7,176)	138
Intangible assets, net		66,390	(15,765)	50,625
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2021		$87,598	$(15,765)	$71,833
* Intangible assets with indefinite lives have an indeterminable average life.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2022 that are subject to amortization:

Fiscal year
Remaining in 2022	$1,563
2023	3,158
2024	3,074
2025	2,955
2026	2,955
Thereafter	35,710
$49,415
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
The Company capitalized $156 and $409 for the three months ended June 30, 2022 and 2021, respectively, and $406 and $633 for the six months ended June 30, 2022 and 2021, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $773 and $1,667 for the three months ended June 30, 2022 and 2021, respectively, and $1,616 and $3,620 for the six months ended June 30, 2022 and 2021, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 5. Accrued Expenses
Accrued expenses consisted of:

	June 30,	December 31,
	2022	2021
Accrued royalties under the Medytox/Allergan Settlement Agreements	$13,004	$12,447
Accrued payroll and related benefits	5,620	6,856
Accrued revenue contract liabilities	6,687	7,934
Other accrued expenses	3,226	2,756
	$28,537	$29,993

Note 6. Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (“Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022, subject to the terms and conditions of the Pharmakon Term Loans. As of June 30, 2022, the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company has not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche (“Maturity Date”).
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of June 30, 2022, the Company was in compliance with its debt covenants.
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of June 30, 2022, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 10.89% as of June 30, 2022.
As of June 30, 2022, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
Remainder of 2022	$—
2023	—
2024	—
2025	25,000
2026	25,000
Thereafter	25,000
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(3,455)
Long term debt, net of discounts and issuance costs	$71,545

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
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) the Company paid Oxford $76,447 to discharge in full all outstanding obligations, including accrued interest, by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. As a result, the Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying condensed consolidated statements of operations and comprehensive loss in the six months ended June 30, 2021.

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
The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed operating lease expense	$269	$264	$538	$529
Variable operating lease expense	23	13	47	21
	$292	$277	$585	$550
The weighted-average remaining lease term and discount rate are as follows:

	As of June 30,
	2022	2021
Weighted-average remaining lease term (years)	2.6	3.6
Weighted-average discount rate	9.4%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of June 30, 2022:

Fiscal year
Remainder of 2022	$635
2023	1,320
2024	1,377
2025	115
2026	—
Total operating lease payments	3,447
Less: imputed interest	(401)
Present value of operating lease liabilities	$3,046

Note 9.    Commitments and Contingencies
Purchase Commitments
As of June 30, 2022, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $1,725. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.

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
Legal Proceedings
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). On September 17, 2021, the court appointed a lead plaintiff and lead counsel. On November 17, 2021, the lead plaintiff filed an amended class action complaint against the Company, three of its officers, and Alphaeon Corporation, the Company’s former majority shareholder. On January 18, 2022, the Company and the officer defendants served their motion to dismiss the amended complaint. On February 10, 2022, Alphaeon Corporation served its motion to dismiss the amended complaint. Both motions were fully briefed on June 16, 2022. The outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, management cannot reasonably estimate a range of loss with respect to this matter.
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
It is possible that additional suits will be filed, or additional allegations will be made by stockholders, with respect to these same or similar or other matters and also naming the Company and/or its officers and directors as defendants. The Company believes that the complaints are without merit and intends to vigorously defend against it. However, the outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, management cannot reasonably estimate a range of loss with respect to this matter.
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The Company was subsequently informed that the stockholder sold his shares of the Company’s common stock. On October 13, 2021, the Company received a substantially similar demand to inspect specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company responded to the demand in December 2021. The outcome of the legal proceeding is uncertain at this point. Based

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
on information available to the Company at present, management cannot reasonably estimate a range of loss with respect to this matter.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2022 and December 31, 2021.

Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2022, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2022, 56,063,413 shares of its common stock were issued and outstanding.
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
“At-the-market” Offerings of Common Stock
On March 26, 2021, the Company entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of the Company’s common stock could be sold from time to time for aggregate gross proceeds of up to $75,000 (the “ATM Program”). The Sales Agent was entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common shares under the ATM Program. Since August 2021, the Company has not sold any shares under the ATM Program and the Company terminated the ATM Program in May 2022. For the three and six months ended June 30, 2021, the Company sold a total of 209,532 common shares pursuant to the ATM Program at the prevailing market prices for total net proceeds of $2,707 and paid total commission of $84 to the Sales Agent.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
may be determined by the Company’s Board of Directors). As of June 30, 2022, the Company had an aggregate of 1,161,128 shares of its common stock available for future issuance under the Plan.
Inducement Grant
In February 2022, the Company granted options to purchase 171,103 shares of common stock and 39,012 RSUs as a material inducement for a new hire (the “Inducement Grant”). The Inducement Grant, which was made pursuant to a stand-alone nonstatutory stock option agreement and a stand-alone RSU agreement (the “Inducement Award Agreements”), was approved by the Compensation Committee of the Board of Directors, was awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s Plan and is subject to the terms and conditions of the Inducement Award Agreements. As such, any shares underlying the Inducement Grant are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance. As of June 30, 2022, stock options to purchase 171,103 shares of common stock and 39,012 RSUs remained outstanding under the Inducement Grant.
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
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Volatility	84.4%	81.0%	77.9%	78.5%
Risk-free interest rate	3.02%	1.24%	1.73%	1.18%
Expected life (years)	6.25	6.25	6.18	6.25
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity for the six months ended June 30, 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2021	3,922,286	$11.23	7.10	$455
Granted	1,451,753	6.32
Exercised	(17,348)	10.42
Canceled/forfeited	(214,942)	8.40
Outstanding, June 30, 2022	5,141,749	$9.97	6.91	$15,636
Exercisable, June 30, 2022	3,113,022	$11.26	5.59	$7,147
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of June 30, 2022 and December 31, 2021.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
A summary of RSU activity for the six months ended June 30, 2022, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2021	1,926,467	$8.06
Granted	1,455,296	6.41
Vested	(469,077)	7.89
Forfeited	(281,873)	6.73
Outstanding, June 30, 2022	2,630,813	$7.32
The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$2,924	$2,810	$5,838	$4,385
Research and development	55	52	100	66
	$2,979	$2,862	$5,938	$4,451

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
As of June 30, 2022, the Company accrued $13,004 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense. As of December 31, 2021, the Company accrued $12,447 for royalties under the Medytox/Allergan Settlement Agreements and $20,000 of accrued litigation settlement expense.
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
As of June 30, 2022 and December 31, 2021, the Company had $5,911 and $5,657, respectively, in reimbursement receivable from Daewoong, respectively, in other current assets in the accompanying condensed consolidated balance sheets. Total inventory payments to Daewoong were $13,636 and $26,271 for the three and six months ended June 30, 2022, respectively. Total inventory payments to Daewoong were $13,659 for the three and six months ended June 30, 2021.

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
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We completed our patient enrollment in the clinical study evaluating the “extra-strength” dose in the second quarter of 2022. This program provides us with the opportunity to offer the first multi-strength neurotoxin, giving customers and consumers increased treatment options. We anticipate completing the study in the first half of 2023.
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
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, after giving effect to the offset of a certain portion thereof that will be reimbursed to us under the Daewoong Settlement Agreement, our cost of sales and gross profit margin has been materially negatively impacted through September 2022 and will be negatively impacted to a lesser extent from September 2022 to September 2032.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022, subject to the terms and conditions of the Pharmakon Term Loans. As of June 30, 2022, we have not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
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
Market Trends and Uncertainties
The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases in inflation rates, rising interest rates, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We anticipate that the remainder of fiscal 2022 will continue to reflect a dynamic macroeconomic environment. We expect elevated levels of cost inflation to continue, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation on our financial condition, results of operations or cash flows in the future.
Management’s Use of Adjusted Gross Profit Margin
Adjusted gross profit and adjusted gross profit margin are not required by, nor presented in accordance with, United States generally accepted accounting principles, or GAAP. Adjusted gross profit is defined as total net revenues less product cost of sales, excluding the one-time settlement payment from Daewoong in 2021 and amortization of an intangible asset. Adjusted gross profit margin is calculated as adjusted gross profit divided by total net revenues. Management believes that adjusted gross profit margin is an important measure for investors because management uses adjusted gross profit margin as a key performance indicator to evaluate the profitability of sales without giving effect to costs that are not core to our cost of sales, such as the settlement payment from Daewoong and the amortization of an intangible asset. Adjusted gross profit margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross profit margin should not be considered in isolation or as alternatives to financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. As adjusted gross profit margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, has limitations as an analytical tool and may not be comparable to other similarly titled measures of other companies.

The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Total net revenues	$37.2	$26.1	$71.1	$38.3
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	15.8	11.3	29.0	16.2
Settlement payment from Daewoong	—	—	—	(25.5)
Amortization of distribution right intangible asset	0.7	0.7	1.5	1.5
Total cost of sales	16.6	12.0	30.5	(7.8)
Gross profit	20.6	14.1	40.6	46.2
Gross profit margin	55.4%	53.9%	57.1%	120.4%
Add: Settlement payment from Daewoong	—	—	—	(25.5)
Add: Amortization of distribution right intangible asset	0.7	0.7	1.5	1.5
Adjusted gross profit	$21.3	$14.8	$42.0	$22.1
Adjusted gross profit margin	57.4%	56.7%	59.2%	57.7%

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
(in millions)	2022	2021
Product revenue, net	$37.2	$25.4
Service revenue	—	0.7
Total net revenues	37.2	26.1

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	15.8	11.3
Selling, general and administrative	36.9	26.5
Research and development	1.6	0.5
In-process research and development	2.0	—
Revaluation of contingent royalty obligation payable to Evolus Founders	1.4	1.4
Depreciation and amortization	0.9	1.7
Total operating expenses	58.5	41.4
Loss from operations	(21.3)	(15.3)
Other income (expense):
Non operating expense, net	(2.1)	(0.3)
Other expense, net	0.0	—
Loss before income taxes:	(23.4)	(15.6)
Income tax expense	0.0	0.0
Net loss	$(23.5)	$(15.6)
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
Net revenues of Jeuveau® sales increased by $11.1 million, or 42.5%, to $37.2 million for the three months ended June 30, 2022 from $26.1 million for the three months ended June 30, 2021, primarily due to higher sales volumes and a slightly higher average selling price of Jeuveau® in the United States. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic medicine market.
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

Product cost of sales, excluding amortization of intangible assets, increased by $4.5 million, or 39.8%, to $15.8 million for the three months ended June 30, 2022 from $11.3 million for the three months ended June 30, 2021, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Gross Profit Margin
Our gross profit margin was 55.4% and 53.9% for the three months ended June 30, 2022 and 2021, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of net revenues was 57.4% and 56.7% for the three months ended June 30, 2022 and 2021, respectively. We anticipate our gross profit margin and adjusted gross profit margin will continue to be impacted negatively through September 2022, offset by payments we receive under the Daewoong Settlement Agreement. Beginning on September 17, 2022, our gross profit margin and adjusted gross profit margin should increase as royalty obligations to Allergan terminate, and our royalty obligations to Medytox reduce to a mid-single digit percentage of net revenue for ten years thereafter. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $10.4 million, or 39.2%, to $36.9 million for the three months ended June 30, 2022 from $26.5 million for the three months ended June 30, 2021, primarily resulting from increasing personnel costs, increasing commercial activities and activities in preparation for the launch in the European market. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and future launches internationally.
Research and Development
Research and development expenses increased by $1.1 million, or 220.0%, to $1.6 million for the three months ended June 30, 2022 from $0.5 million for the three months ended June 30, 2021. We expect that our overall research and development expense will increase moderately as we conduct the Phase II “extra-strength” clinical trial in 2022 and 2023, and if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
In the second quarter of 2022, we recorded an upfront payment of $2.0 million in connection with the Collaboration Agreement. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended June 30, 2022 and 2021, the revaluation charges of $1.4 million were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $0.8 million, or 47.1%, to $0.9 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021 due to the decrease in amortization of internal-use software as most of these assets are now fully amortized.
Non-Operating Expense, Net
Non-operating expense, net, increased by $1.8 million, or 592.6%, to $2.1 million for the three months ended June 30, 2022 from $0.3 million for the three months ended June 30, 2021, primarily due to higher interest expense for the Pharmakon Term Loans.
Income Taxes Expense
There was minimal income tax expense for the three months ended June 30, 2022 and 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,
(in millions)	2022	2021
Product revenue, net	$70.4	$37.6
Service revenue	0.7	0.7
Total net revenues	71.1	38.3

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	29.0	16.2
Settlement payment from Daewoong	—	(25.5)
Selling, general and administrative	70.3	47.1
Research and development	2.0	1.3
In-process research and development	2.0	—
Revaluation of contingent royalty obligation payable to Evolus Founders	2.7	2.6
Depreciation and amortization	1.8	3.8
Total operating expenses	107.9	45.6
Loss from operations	(36.8)	(7.3)
Other income (expense):
Non operating expense, net	(4.1)	(0.9)
Loss from extinguishment of debts, net	—	(1.0)
Other expense, net	0.0	—
Loss before income taxes:	(40.9)	(9.2)
Income tax expense	0.0	0.0
Net loss	$(41.0)	$(9.2)
Net Revenues
Net revenues of Jeuveau® sales increased by $32.8 million, or 85.6%, to $71.1 million for the six months ended June 30, 2022 from $38.3 million for the six months ended June 30, 2021, primarily due to higher sales volumes and a slightly higher average selling price of Jeuveau® in the United States. Net revenues during the first quarter of 2021 were negatively impacted prior to entering into the Medytox/Allergan Settlement Agreements in February 2021 due to an increase in pricing during the presidential review period related to the ITC Action. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic medicine market.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, increased by $12.8 million, or 79.0%, to $29.0 million for the six months ended June 30, 2022 from $16.2 million for the six months ended June 30, 2021, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement receipt of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Profit Margin

Our gross profit margin was 57.1% and 120.4% for the six months ended June 30, 2022 and 2021, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payment from Daewoong, as a percentage of net revenues was 59.2% and 57.7% for the six months ended June 30, 2022 and 2021, respectively. We anticipate our gross profit margin and adjusted gross profit margin will continue to be impacted negatively through September 2022, offset by payments we receive under the Daewoong Settlement Agreement. Beginning on September 17, 2022, our gross profit margin and adjusted gross profit margin should increase as royalty obligations to Allergan terminate, and our royalty obligations to Medytox reduce to a mid-single digit percentage of net revenue for ten years thereafter. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $23.2 million, or 49.3%, to $70.3 million for the six months ended June 30, 2022 from $47.1 million for the six months ended June 30, 2021, primarily resulting from increasing personnel costs, increasing our commercial activities, including direct-to-consumer marketing, and activities in preparation for the launch in the European market. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and future launches internationally.
Research and Development
Research and development expenses increased by $0.7 million, or 53.8%, to $2.0 million for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021. We expect that our overall research and development expense will increase moderately as we conduct the Phase II “extra-strength” clinical trial in 2022 and 2023, and if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
In the second quarter of 2022, we recorded an upfront payment of $2.0 million in connection with the Collaboration Agreement. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the six months ended June 30, 2022 and 2021, the revaluation charges of $2.7 million and $2.6 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $2.0 million, or 52.6%, to $1.8 million for the six months ended June 30, 2022 from $3.8 million for the six months ended June 30, 2021 due to the decrease in amortization of internal-use software as most of these assets are now fully amortized.
Non-Operating Expense, Net
Non-operating expense, net, increased by $3.2 million, or 355.6%, to $4.1 million for the six months ended June 30, 2022 from $0.9 million for the six months ended June 30, 2021, primarily due to higher interest expense for the Pharmakon Term Loans.
Loss from Extinguishment of Debts, Net
Loss from extinguishment of debts, net includes a $1.9 million loss from payoff of long-term debt with Oxford Finance, LLC in January 2021, partially offset by a $1.0 million gain from the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes Expense
There was minimal income tax expense for the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources
As of June 30, 2022 we had cash and cash equivalents of $84.5 million, positive working capital of $82.4 million and stockholders’ equity of $46.9 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $463.9 million as of June 30, 2022 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net loss of $41.0 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively. We had net loss from operations of $36.8 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively. We used net cash of $59.1 million and generated net cash of $7.8 million in operating activities for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S. and Europe and maintain our regulatory approvals.
Impact of Inflation
The markets in which we operate are currently experiencing increased inflation. While we do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented, a prolonged inflationary environment could increase our cash required for operations and impact our liquidity position.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. As of June 30, 2022, we have not drawn the second tranche. We shall make 12 equal quarterly payments of principal on the outstanding Pharmakon Term Loans commencing in March 2025 and continuing through the maturity date. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5%, and matures in December 2027. The proceeds of the Pharmakon Term Loans will be used to fund our general corporate and working capital requirements.
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments of a low-single digit percentage of net sales of Jeuveau® to Evolus Founders. The obligations terminate at the end of the second quarter of 2029. The fair value of the obligations is valued quarterly and is referred to in our condensed consolidated financial statements as the contingent royalty obligation.
As of June 30, 2022, we recorded an aggregate balance of $45.4 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, and cash available under the Pharmakon Term Loans, as well as the public debt and equity markets, will be sufficient to satisfy both our short-term and long-term cash requirements for working capital to support our daily operations and meet commitments under our contractual obligations with third parties. This includes our obligation to make a $5.0 million payment in the first quarter of 2023 pursuant to the Medytox/Allergan Settlement Agreements (see “—Litigation Settlement” above).
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents, cash generated from operations, and cash available under the Pharmakon Term Loans, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to the impact of any potential disruptions to our supply chain resulting from the COVID-19 pandemic, inflation or other economic conditions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$(59.1)	$7.8
Investing activities	(0.6)	4.4
Financing activities	(1.9)	17.0
Effect of exchange rates on cash	(0.2)	—
Change in cash and cash equivalents	(61.8)	29.2
Cash and cash equivalents, beginning of period	146.3	102.6
Cash and cash equivalents, end of period	$84.5	$131.8
Operating Activities
For the six months ended June 30, 2022, operating activities used $59.1 million of cash, which primarily resulted from our net loss of $41.0 million. Net operating assets and liabilities changed by $30.2 million primarily driven by timing of collections from customers and payments to vendors and the second cash payment of litigation settlement of $15.0 million to Medytox and Allergan in the first quarter of 2022. Operating activities also includes adjustments for certain non-cash charges including $5.9 million of stock-based compensation expense, $2.7 million in revaluation of our contingent royalty obligation, $0.7 million of provision of allowance for doubtful accounts and $1.8 million of depreciation and amortization.
For the six months ended June 30, 2021, operating activities generated $7.8 million of cash, which primarily resulted from our net loss of $9.2 million as adjusted for certain non-cash charges including $4.5 million of stock-based compensation expense, $2.6 million in revaluation of our contingent royalty obligation, $0.3 million of provision of allowance for doubtful accounts and $3.8 million of depreciation and amortization. Net operating assets and liabilities changed by $3.6 million primarily driven by timing of receipts from customers and payments to vendors.
Investing Activities
Cash used in investing activities was $0.6 million for the six months ended June 30, 2022 compared to cash provided by investing activities of $4.4 million for the six months ended June 30, 2021. The increase in cash used in investing activities was attributable to no maturities of short-term investments during the six months ended June 30, 2022.

Financing Activities
Cash used in financing activities was $1.9 million for the six months ended June 30, 2022, compared to $17.0 million of cash provided by financing activities for the six months ended June 30, 2021. For the six months ended June 30, 2022, cash used in financing activities primarily resulted from the payment of contingent royalty obligation to Evolus Founders of $2.1 million. For the six months ended June 30, 2021, cash provided by financing activities primarily resulted from proceeds from our follow-on offering, net of underwriter fees and offering costs, of $92.4 million and sales of $2.0 million of our common shares under the ATM Program, offset by the repayment of long-term debt with Oxford of $76.3 million in January 2021.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments to our Pharmakon Term Loans, royalty payments to Evolus Founders, a $5.0 million settlement payment related to the Medytox/Allergan Settlement Agreements, royalty payments to Allergan and Medytox, operating leases and purchase obligations. During the six months ended June 30, 2022, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the SEC on May 10, 2022. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019 and have a limited history of generating revenue. We were not profitable during the six months ended June 30, 2022, and we do not expect to be profitable in 2022. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $41.0 million for the six months ended June 30, 2022, and we recorded a net loss of $46.8 million and net loss of $163.0 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit as of June 30, 2022 of $463.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
In the near term, we expect to make a $5.0 million payment in 2023 associated with our settlement agreements with Medytox and Allergan. Additionally, we expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau®, payments related to the collaboration agreement depending on the development plans, the success of such development and approval and commercialization of products and any of our future product candidates, including our proposed higher strength dose of Jeuveau®, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. We expect to incur additional costs as we continue to operate as a public company, hire additional personnel and expand our operations. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell Jeuveau®. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
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
In addition, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. In the event we are unable to raise sufficient capital to fund our commercialization efforts to achieve specified minimum sales targets under the Daewoong Agreement, we will lose exclusivity of the license that we have been granted under the Daewoong Agreement. In addition, if we are unable to raise additional capital when required or on acceptable terms, we will be required to take actions to address our liquidity needs which may include the following: significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
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
Our business, financial condition and operations have been, and may in the future be, adversely affected by the COVID-19 outbreak or other outbreaks of contagious diseases.
COVID-19 has had, and may continue to have, material adverse effects on our business, financial condition, results of operations and cash flows. Other outbreaks of contagious diseases in the future could have a similar material adverse effect on our business.
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
Other negative impacts of the COVID-19 outbreak or other outbreaks of contagious diseases could include the availability of our key personnel, temporary closures of our office or the facilities of our business partners, customers, third party service providers or other vendors, and the interruption of our supply chain, distribution channels, liquidity and capital or financial markets, including increased inflation and rising interest rates. Any of these events may result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets may increase our cost of capital and adversely affect our ability to access financing when and on terms that we desire. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
With respect to consumer demand, the treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and physician recommendations of Jeuveau® versus competitive products or procedures. Moreover, consumer demand may fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular, changes in demographics and social trends, rising inflation and general consumer confidence and consumer discretionary spending, which may be impacted by the COVID-19 outbreak, economic and political conditions.
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
We rely on our digital technology and applications and our business and operations would suffer in the event of computer system failures or breach.
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
As of June 30, 2022, we had 174 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which could continue.
Additionally, the recent military conflict in Ukraine has led to the imposition of sanctions and other penalties by the U.S., EU and other countries against Russia. Russian military actions and the resulting sanctions have adversely affected the global economy and financial markets and could lead to further instability and lack of liquidity in capital markets, which could make it more difficult for us to obtain additional funds at terms favorable to us, or at all.

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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors and Rui Avelar, our Chief Medical Officer and Head of R&D, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau® or any future products we develop.
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
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of Jeuveau® and any future product candidates, such as the Collaboration Agreement entered into in June 2022. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
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
As of June 30, 2022, we had $71.5 million of outstanding indebtedness that bears interest at a floating rate using London Interbank Offered Rate ("LIBOR") as the applicable reference rate. LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority and administrator, ICE Benchmark Administration, announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR ACT”) was signed into law. Under the LIBOR Act, the Board of Governors of the Federal Reserve System is directed to select the Secured Overnight Financing Rate (“SOFR”), published by the Federal Reserve Bank of New York, as the replacement rate for contracts that reference LIBOR as a benchmark rate and that do not contain either a specified replacement rate or a replacement mechanism after USD LIBOR ceases publication. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law.
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
Pursuant to the Daewoong Agreement, as it has been amended from time to time, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, Russia, certain members of the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau® and obtain from Daewoong all of our product supply requirements for Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license. In light of the COVID-19 outbreak, any potential decline in consumer discretionary spending and the potential loss of our ability to discount the product to levels previously provided as a result of the Medytox/Allergan Settlement Agreements, it may become more difficult for us to achieve the minimum annual purchase targets for Jeuveau® which may result in the license being converted to a non-exclusive license.
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
Prior to our initial public offering in 2018, we were wholly owned by AEON (previously known as ALPHAEON Corp.). In January 2020, AEON transferred all of their stock ownership in us to Alphaeon 1, LLC. As of June 30, 2022, Alphaeon 1, LLC owned 10.8% of our outstanding shares of common stock. Vikram Malik, Simone Blank, and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of AEON and Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board of managers of Alphaeon 1, LLC. Their positions at the Alphaeon entities and the ownership of any Alphaeon entity equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for the Alphaeon entities than the decisions have for us.
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
As of June 30, 2022, AEON no longer held any shares of our stock.
Risks Related to Our Common Stock
Medytox, Alphaeon 1, LLC and Daewoong each own a significant portion of our common stock and may exert significant control over our business.
We had 56,063,413 shares of common stock issued and outstanding as of June 30, 2022. As of June 30, 2022, Medytox owned 13.3% of our outstanding shares of common stock, Alphaeon 1, LLC owned 10.8% of our outstanding shares of common stock, and Daewoong owned 5.6% of our outstanding shares of common stock.
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
Our stock price is volatile. For example, the closing price of our common stock during the six months ended June 30, 2022 has ranged from a low of $5.22 to a high of $13.94. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•additions or departures of key personnel, including our Chief Executive Officer and Chief Medical Officer;
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
Appointment of David Moatazedi as Principal Financial Officer
On July 28, 2022, our Board of Directors appointed David Moatazedi, the Company’s President and Chief Executive Officer, to serve as Principal Financial Officer of the company until a new Principal Financial Officer is appointed. There is no additional compensation associated with Mr. Moatazedi’s appointment to Principal Financial Officer.
Biographical information for Mr. Moatazedi and information regarding certain related party transactions disclosable pursuant to Item 404(a) of Regulation S-K involving Mr. Moatazedi are reported in our Proxy Statement on Schedule 14A filed with the SEC on April 29, 2022.
Mr. Moatazedi has no family relationships with any director or executive officer of the Company, and there are no arrangements or understandings with any person pursuant to which he will be selected as an officer of the Company.
Amendment to Employment Agreement with David Moatazedi
On August 1, 2022, we entered into an Amendment to Employment Agreement (the “Employment Agreement Amendment”) with Mr. Moatazedi.
The Employment Agreement Amendment amends certain termination-related provisions of Mr. Moatazedi’s employment agreement with the Company dated May 5, 2018 (the “Employment Agreement”). Pursuant to the Employment Agreement Amendment, upon the Company’s termination of Mr. Moatazedi without cause (as that term is defined in the Employment Agreement), the Company is required to pay (i) severance to Mr. Moatazedi equal to eighteen months of his base salary plus 100% of his annual target bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Mr. Moatazedi would be expected to pay in order to continue medical coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for eighteen months and (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance. Additionally, pursuant to the Employment Agreement Amendment, if Mr. Moatazedi is terminated within three months prior to, upon, or within twelve months after a “change in control” event (as defined in the Employment Agreement Amendment), the Company must pay Mr. Moatazedi (i) severance equal to twenty-four months of his base salary plus 150% of his annual target bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Mr. Moatazedi would be expected to pay in order to continue medical coverage pursuant to COBRA for eighteen months, (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance and (iv) accelerated vesting of all equity awards. Except as modified or supplemented by the Employment Agreement Amendment, all other terms of the Employment Agreement remain unmodified and in full force and effect.

The foregoing description of the Employment Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement Amendment, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Amended and Restated Employment Agreement with Rui Avelar M.D.
On August 1, 2022, we entered into an Amended and Restated Employment Agreement (the “Amended and Restated Employment Agreement”) with Rui Avelar, M.D., the Company’s Chief Medical Officer and Head of Research & Development.
The Amended and Restated Employment Agreement amends certain termination-related provisions of Dr. Avelar’s previous employment agreement with the Company dated August 15, 2018 (the “Previous Employment Agreement”). Pursuant to the Amended and Restated Employment Agreement, upon the Company’s termination of Dr. Avelar without cause, the Company is required to pay (i) severance to Dr. Avelar equal to twelve months of his base salary plus a pro-rated portion of his annual target bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Dr. Avelar would be expected to pay in order to continue medical coverage pursuant to COBRA for twelve months and (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance. Additionally, pursuant to the Amended and Restated Employment, if Dr. Avelar is terminated within three months prior to, upon, or within twelve months after a “change in control” event (as defined in the Amended and Restated Employment Agreement), the Company must pay Dr. Avelar an amount equal to (i) eighteen months of his base salary plus 100% of his annual target bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Dr. Avelar would be expected to pay in order to continue medical coverage pursuant to COBRA for eighteen months, (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance and (iv) accelerated vesting of all equity awards.
The foregoing description of the Amended and Restated Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Employment Agreement, a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1	Separation Agreement and General Release of Claims, dated May 3, 2022, by and between Evolus, Inc. and Lauren Silvernail					X
10.2
First Amendment to Loan Agreement, dated April 5, 2022, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).
X
10.3	Amendment to Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and David Moatazedi					X
10.4	Amended and Restated Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and Rui Avelar, M.D.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	August 2, 2022	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)