Form 10-Q
period 2022-09-30
Evolus, Inc.
filed 2022-11-08
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of November 4, 2022, 56,246,570 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
EVOLUS™, Jeuveau®, Evolux® are three of our trademarks that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, including Nuceiva® in Canada and Great Britain, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,572	$146,256
Accounts receivable, net	20,920	14,657
Inventories	21,565	1,762
Prepaid expenses	3,656	5,082
Other current assets	4,233	11,042
Total current assets	115,946	178,799
Property and equipment, net	1,882	1,371
Operating lease right-of-use assets	2,149	2,722
Intangible assets, net	49,108	50,625
Goodwill	21,208	21,208
Other assets	2,426	2,758
Total assets	$192,719	$257,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,564	$6,091
Accrued expenses	29,883	29,993
Accrued litigation settlement	5,000	15,000
Operating lease liabilities	1,307	1,265
Contingent royalty obligation payable to Evolus Founders	6,517	5,314
Total current liabilities	51,271	57,663
Accrued litigation settlement	—	5,000
Operating lease liabilities	1,491	2,256
Contingent royalty obligation payable to Evolus Founders	39,000	39,426
Term loan, net of discount and issuance costs	71,712	71,222
Deferred tax liability	25	40
Total liabilities	163,499	175,607
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 56,183,414 and 55,576,988 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	513,717	504,757
Accumulated other comprehensive loss	(368)	—
Accumulated deficit	(484,130)	(422,882)
Total stockholders’ equity	29,220	81,876
Total liabilities and stockholders’ equity	$192,719	$257,483
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$33,215	$26,677	$103,604	$64,314
Service revenue	684	—	1,366	702
Total net revenues	33,899	26,677	104,970	65,016

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	13,490	11,490	42,517	27,700
Settlement payment from Daewoong	—	—	—	(25,500)
Selling, general and administrative	34,794	31,673	105,111	78,801
Research and development	1,376	301	3,394	1,641
In-process research and development	—	—	2,000	—
Revaluation of contingent royalty obligation payable to Evolus Founders	1,216	1,400	3,946	4,049
Depreciation and amortization	920	923	2,695	4,702
Total operating expenses	51,796	45,787	159,663	91,393
Loss from operations	(17,897)	(19,110)	(54,693)	(26,377)
Other income (expense):
Interest income	38	—	42	1
Interest expense	(2,343)	(311)	(6,466)	(1,256)
Loss from extinguishment of debts, net	—	—	—	(968)
Other expense, net	(62)	—	(93)	—
Loss before income taxes:	(20,264)	(19,421)	(61,210)	(28,600)
Income tax expense	12	12	38	33
Net loss	$(20,276)	$(19,433)	$(61,248)	$(28,633)
Other comprehensive gain (loss):
Unrealized loss, net of tax	(203)	—	(368)	—
Comprehensive loss	$(20,479)	$(19,433)	$(61,616)	$(28,633)
Net loss per share, basic and diluted	$(0.36)	$(0.35)	$(1.09)	$(0.60)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	56,176,949	55,007,132	55,997,545	47,818,288
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

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	—	—	464,376	—	17	—	—	17
Stock-based compensation	—	—	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	—	—	(17,501)	(17,501)
Other comprehensive loss	—	—	—	—	—	(103)	—	(103)
Balance at March 31, 2022	—	$—	56,041,364	$1	$507,733	$(103)	$(440,383)	$67,248
Issuance of common stock in connection with the incentive equity plan	—	—	22,049	—	167	—	—	167
Stock-based compensation	—	—	—	—	2,979	—	—	2,979
Net loss	—	—	—	—	—	—	(23,471)	(23,471)
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)
Balance at June 30, 2022	—	$—	56,063,413	$1	$510,879	$(165)	$(463,854)	$46,861
Issuance of common stock in connection with the incentive equity plan	—	—	120,001	—	355	—	—	355
Stock-based compensation	—	—	—	—	2,483	—	—	2,483
Net loss	—	—	—	—	—	—	(20,276)	(20,276)
Other comprehensive loss	—	—	—	—	—	(203)	—	(203)
Balance at September 30, 2022	—	$—	56,183,414	$1	$513,717	$(368)	$(484,130)	$29,220
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(61,248)	$(28,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,695	4,702
Stock-based compensation	8,421	6,927
Provision for bad debts	1,363	501
Amortization of operating lease right-of-use assets	573	512
Amortization of debt discount and issuance costs	805	882
Paid-in-kind interest on convertible note	—	272
Deferred income taxes	(15)	—
Revaluation of contingent royalty obligation payable to Evolus Founders	3,946	4,049
Loss from extinguishment of debts	—	968
Changes in assets and liabilities:
Accounts receivable	(7,626)	(4,110)
Inventories	(15,283)	(7,161)
Prepaid expenses	1,426	344
Other assets	2,300	—
Accounts payable	2,338	(2,312)
Accrued expenses	(110)	14,334
Accrued litigation settlement	(15,000)	(15,000)
Operating lease liabilities	(723)	(619)
Net cash (used in) provided by operating activities	(76,138)	(24,344)
Cash flows from investing activities
Purchases of property and equipment	(752)	—
Additions to capitalized software	(796)	(580)
Maturities of short-term investments	—	5,000
Net cash (used in) provided by investing activities	(1,548)	4,420
Cash flows from financing activities
Repayment of long term debt	—	(76,323)
Payment of contingent royalty obligation to Evolus Founders	(3,169)	(2,295)
Proceeds from follow-on offering, net of underwriters fees	—	92,426
Payments for offering costs	—	(214)
Proceeds from ATM sales of shares	—	10,910
Issuance of common stock in connection with incentive equity plan	539	654
Net cash (used in) provided by financing activities	(2,630)	25,158
Effect of exchange rates on cash	(368)	—
Change in cash and cash equivalents	(80,684)	5,234
Cash and cash equivalents, beginning of period	146,256	102,562
Cash and cash equivalents, end of period	$65,572	$107,796
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$5,651	$79
Cash paid for income taxes	$70	$—
Non-cash investing and financing information
Conversion of convertible note to equity	$—	$39,808
Issuance of common stock in exchange for accrued litigation settlement expense	$—	$48,421
Capitalized software recorded in accounts payable and accrued expenses	$—	$10
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018 and the European Commission (“EC”) in September 2019. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, and in Great Britain in September 2022. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next 12 months. The Company recorded net loss of $20,276 and $61,248 for the three and nine months ended September 30, 2022, respectively. The Company used cash of $76,138 from operations during the nine months ended September 30, 2022, which includes a settlement payment of $15,000. As of September 30, 2022, the Company had $65,572 in cash and cash equivalents and an accumulated deficit of $484,130.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022, subject to the terms and conditions of the loan agreement. As of September 30, 2022, the Company has not drawn the second tranche. The Company received net proceeds of $68,695 from Pharmakon, after issuance costs and debt discounts in December 2021. See Note 6. Term Loans for additional information.
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
The full impact of current global events, including rising inflation, volatility in the financial and credit markets, the COVID-19 pandemic and the Ukrainian-Russian war, is unknown and cannot be reasonably estimated. However, where possible, management has considered the potential impact of rising inflation, volatility in the financial and credit markets, the COVID-19 pandemic, and the Ukrainian-Russian war, and their respective market impacts, on its estimates and assumptions, and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2022. The Company’s future assessment of the impact of these events, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.
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
The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through its distribution partner in October 2019, and in Great Britain in September 2022 and, as such, has a limited history of sales. If any previously granted approval is retracted or the Company is denied approval or approval is delayed by any other regulators, it may have a material adverse impact on the Company’s business and its consolidated financial statements.
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
The COVID-19 pandemic continues to evolve, and the severity and magnitude of future outbreaks, or other similar public health crises, could result in a period of business disruption and in reduced sales and operations. In addition, any disruption and volatility in the global capital markets caused by these or other events, such as increased inflation and rising interest rates and the military conflict between Russia and Ukraine, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties. In the nine months ended September 30, 2021, the Company recorded a one-time settlement payment of $25,500 from Daewoong in connection with the Daewoong Settlement Agreement as part of cost of sales.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2022.
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
General
The Company generates product revenue from the sale of Jeuveau® in the United States and Great Britain and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $684 and $1,366 of service revenues for the three and nine months ended September 30, 2022, respectively, and $0 and $702, respectively, of service revenues for the three and nine months ended September 30, 2021.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2022 and December 31, 2021, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of September 30, 2022 or December 31, 2021. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $10,188 and $7,934, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.
During the nine months ended September 30, 2022 and 2021, the Company recognized $7,566 and $2,802, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of September 30, 2022 and December 31, 2021, allowance for doubtful accounts was $3,271 and $2,385, respectively. For the three and nine months ended September 30, 2022, reversal of and provision for bad debts were $623 and $1,363, respectively, and the write-off amount was $392 and $477, respectively. For the three and nine months ended September 30, 2021, provision for bad debts were $188 and $501, respectively, and the write-off amount was $23 and $214, respectively.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which $15,000 was paid in the third quarter of 2021 and $15,000 was paid in the first quarter of 2022, and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 to September 16, 2022 (the “Restricted Period”), the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. Royalties for sales during the Restricted Period ended in the third quarter of 2022. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
The settlement agreements resulted in an $83,421 charge for the fourth quarter of 2020, which consisted of $35,000 in deferred cash payments and $48,421 from the issuance of 6,762,652 shares of the Company’s common stock in February

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2021. In the first quarter of 2022, the Company made the second cash payment of $15,000 to Medytox and Allergan with the $5,000 balance due in 2023. As of September 30, 2022 and December 31, 2021, a current liability of $5,000 and $15,000, respectively, and non-current liability of $0 and $5,000, respectively, were recorded in the accompanying condensed consolidated balance sheets.
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which was recorded as a settlement payment from Daewoong and included as part of cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong also agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement is received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $12 and $12 for the three months ended September 30, 2022 and 2021, respectively, and an income tax expense of $38 and $33 for the nine months ended September 30, 2022 and 2021, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through September 30, 2022 to materially impact its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and nine months ended September 30, 2022 and 2021 were stock options of 4,932,632 and 3,873,352, respectively, and non-vested RSUs of 2,638,803 and 1,771,938, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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

	As of September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,517	$—	$—	$45,517

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,740	$—	$—	$44,740
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the nine months ended September 30, 2022 and 2021.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the three and nine months ended September 30, 2022 and 2021, the Company utilized a discount rate of 13.0%, reflecting the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value, beginning of period	$45,415	$42,683	$44,740	$41,546
Payments	(1,114)	(783)	(3,169)	(2,295)
Change in fair value recorded in operating expenses	1,216	1,400	3,946	4,049
Fair value, end of period	$45,517	$43,300	$45,517	$43,300
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
The Company estimates the fair value of the long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of September 30, 2022 and December 31, 2021, the fair value of long-term debt was $70,360 and $75,448, respectively. The fair value of operating lease liabilities as of September 30, 2022 and December 31, 2021 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(10,806)	$48,270
Capitalized software	2	8,252	(7,414)	838
Intangible assets, net		67,328	(18,220)	49,108
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of September 30, 2022		$88,536	$(18,220)	$70,316

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(8,589)	$50,487
Capitalized software	2	7,314	(7,176)	138
Intangible assets, net		66,390	(15,765)	50,625
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2021		$87,598	$(15,765)	$71,833
* Intangible assets with indefinite lives have an indeterminable average life.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2022 that are subject to amortization:

Fiscal year
Remaining in 2022	$859
2023	3,434
2024	3,195
2025	2,955
2026	2,955
Thereafter	35,710
$49,108
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
The Company capitalized $531 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $938 and $633 for the nine months ended September 30, 2022 and 2021, respectively, related to costs of computer software developed for internal use. The Company recorded total intangible assets amortization expense of $838 and $843 for the three months ended September 30, 2022 and 2021, respectively, and $2,454 and $4,463 for the nine months ended September 30, 2022 and 2021, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 5. Accrued Expenses
Accrued expenses consisted of:

	September 30,	December 31,
	2022	2021
Accrued royalties under the Medytox/Allergan Settlement Agreements	$7,936	$12,447
Accrued payroll and related benefits	7,094	6,856
Accrued revenue contract liabilities	10,188	7,934
Other accrued expenses	4,665	2,756
	$29,883	$29,993

Note 6. Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (“Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2022, subject to the terms and conditions of the Pharmakon Term Loans. As of September 30, 2022, the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company has not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche (“Maturity Date”).
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of September 30, 2022, the Company was in compliance with its debt covenants.
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of September 30, 2022, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 12.22% as of September 30, 2022.
As of September 30, 2022, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Fiscal year
Remainder of 2022	$—
2023	—
2024	—
2025	25,000
2026	25,000
Thereafter	25,000
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(3,288)
Long term debt, net of discounts and issuance costs	$71,712
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
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) the Company paid Oxford $76,447 to discharge in full all outstanding obligations, including accrued interest, by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. As a result, the Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying condensed consolidated statements of operations and comprehensive loss in the nine months ended September 30, 2021.

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
The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed operating lease expense	$273	$268	$811	$797
Variable operating lease expense	18	20	65	40
	$291	$288	$876	$837
The weighted-average remaining lease term and discount rate are as follows:

	As of September 30,
	2022	2021
Weighted-average remaining lease term (years)	2.3	3.3
Weighted-average discount rate	9.4%	9.4%
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of September 30, 2022:

Fiscal year
Remainder of 2022	$318
2023	1,320
2024	1,377
2025	115
2026	—
Total operating lease payments	3,130
Less: imputed interest	(332)
Present value of operating lease liabilities	$2,798

Note 9.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2022, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $1,074. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
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
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The Company was subsequently informed that the stockholder sold his shares of the Company’s common stock. On October 13, 2021, the Company received a substantially similar demand to inspect specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. The Company responded to the demand in December 2021. The outcome of this matter is uncertain at this point. Based on information available to the Company at present, management cannot reasonably estimate a range of loss with respect to this matter.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2022 and December 31, 2021.

Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2022, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2022, 56,183,414 shares of its common stock were issued and outstanding.

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
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of September 30, 2022, the Company had an aggregate of 1,447,855 shares of its common stock available for future issuance under the Plan.
Inducement Grants
From time to time, the Company has granted equity awards to its newly hired employees, including executives, in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s Plan. Such grants were made pursuant to a stand-alone nonstatutory stock option agreement and a stand-alone RSU agreement, which were approved by the Compensation Committee of the Board of Directors. Any shares underlying the inducement grants are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance.
In February 2022, the Company granted options to purchase 171,103 shares of common stock and 39,012 RSUs as a material inducement for the employment of the Senior Vice President of Corporate Development. In September 2022, the Company granted options to purchase 169,158 shares of common stock and 36,443 RSUs as a material inducement for the employment of the Chief Financial Officer. As of September 30, 2022, stock options to purchase 340,261 shares of common stock and 75,455 RSUs remained outstanding outside of the Plan.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Volatility	83.8%	79.6%	78.6%	78.9%
Risk-free interest rate	3.25%	1.12%	1.92%	1.16%
Expected life (years)	6.25	6.25	6.19	6.25
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity for the nine months ended September 30, 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2021	3,922,286	$11.23	7.10	$455
Granted	1,665,786	6.74
Exercised	(53,098)	10.08
Canceled/forfeited	(602,342)	14.17
Outstanding, September 30, 2022	4,932,632	$9.37	7.23	$4,245
Exercisable, September 30, 2022	2,860,912	$10.35	6.01	$1,338
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of September 30, 2022 and December 31, 2021.
A summary of RSU activity for the nine months ended September 30, 2022, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2021	1,926,467	$8.06
Granted	1,667,320	6.88
Vested	(553,328)	8.22
Forfeited	(401,656)	6.88
Outstanding, September 30, 2022	2,638,803	$7.46

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$2,398	$2,399	$8,236	$6,784
Research and development	85	77	185	143
	$2,483	$2,476	$8,421	$6,927

Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement
Medytox/Allergan Settlement Agreements
U.S. Settlement Agreement
Effective February 18, 2021, the Company, Allergan and Medytox entered into a Settlement and License Agreement (the “U.S. Settlement Agreement”), pursuant to which, among other things: (i) Allergan and Medytox agreed to file a petition requesting the remedial orders related to the ITC Action be rescinded with respect to the Company; (ii) Medytox agreed to dismiss substantially similar litigation in California against the Company; (iii) the Company, on the one hand, and Medytox and Allergan, on the other hand, agreed to mutually release certain claims they may have against one another and their respective affiliates; (iv) Allergan and Medytox granted to the Company and its agents a license to manufacture and commercialize certain products identified in the U.S. Settlement Agreement, including Jeuveau® (the “Licensed Products”), in the United States during the 21 month period that, pursuant to the ITC Action, the Company was restricted from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States (the “Restricted Period”); (v) the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which the Company paid the first cash payment of $15,000 in the third quarter of 2021 and the second cash payment of $15,000 in the first quarter of 2022; and (vi) during the Restricted Period, the Company agreed to pay to Allergan and Medytox certain confidential royalties on the sale of Licensed Products, calculated on dollar amount per vial sold of Licensed Products by or on behalf of the Company in the United States. Royalties for sales during the Restricted Period ended on September 16, 2022.
ROW Settlement Agreement
Effective February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement” and, together with the U.S. Settlement Agreement, the “Medytox/Allergan Settlement Agreements”), pursuant to which, among other things: (i) the Company and Medytox agreed to mutually release certain claims they may have against one another and their respective affiliates; (ii) Medytox granted to the Company and its agents a license to manufacture and commercialize the Licensed Products, in Canada, the European Union, Switzerland, member countries and cooperating countries of the European Economic Area, Russia, certain members of the Commonwealth of Independent States, South Africa, Australia and Japan (the “ROW Territories”) during the Restricted Period; (iii) Medytox granted to the Company and its agents a fully paid up license to manufacture and commercialize the Licensed Products in the ROW Territories and the United States from the end of the Restricted Period (the “Medytox License Period”); (iv) the Company and Medytox agreed to enter into the Share Issuance Agreement (as defined below) pursuant to which the Company issued 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox; (v) the Company and Medytox agreed to enter into the Registration Rights Agreement (as defined below), pursuant to which the Company granted certain registration rights to Medytox with respect to the Settlement Shares; (vi) during the Restricted Period that ended September 16, 2022, the Company agreed to pay Medytox a confidential low-double digit royalty on net sales of the Licensed Products sold by or on behalf of the Company in the ROW Territories; and (vii) during the Medytox License Period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox a confidential mid-single digit royalty percentage on net sales of the Licensed Products sold by or on behalf of the Company in the United States and the ROW Territories.
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
As of September 30, 2022, the Company accrued $7,936 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense. As of December 31, 2021, the Company accrued $12,447 for royalties under the Medytox/Allergan Settlement Agreements and $20,000 of accrued litigation settlement expense.
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
As of September 30, 2022 and December 31, 2021, the Company had $3,257 and $5,657, respectively, in reimbursement receivable from Daewoong, respectively, in other current assets in the accompanying condensed consolidated balance sheets. Total inventory payments to Daewoong were $14,238 and $40,509 for the three and nine months ended September 30, 2022, respectively. Total inventory payments to Daewoong were $10,916 and $24,576 for the three and nine months ended September 30, 2021.

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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We launched Jeuveau® in Great Britain in September 2022 and we are finalizing plans for entering additional countries in Europe as part of a phase rollout. We received acceptance of our submission to the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin product in Australia in the first quarter of 2022. We expect to receive full TGA regulatory approval and launch the product in Australia in 2023.
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
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022, subject to the terms and conditions of the Pharmakon Term Loans. As of September 30, 2022, we have not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
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

The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Total net revenues	$33.9	$26.7	$105.0	$65.0
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	13.5	11.5	42.5	27.7
Settlement payment from Daewoong	—	—	—	(25.5)
Amortization of distribution right intangible asset	0.7	0.7	2.2	2.2
Total cost of sales	14.2	12.2	44.7	4.4
Gross profit	19.7	14.5	60.2	60.6
Gross profit margin	58.0%	54.2%	57.4%	93.2%
Add: Settlement payment from Daewoong	—	—	—	(25.5)
Add: Amortization of distribution right intangible asset	0.7	0.7	2.2	2.2
Adjusted gross profit	$20.4	$15.2	$62.5	$37.3
Adjusted gross profit margin	60.2%	56.9%	59.5%	57.4%

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
(in millions)	2022	2021
Product revenue, net	$33.2	$26.7
Service revenue	0.7	—
Total net revenues	33.9	26.7

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	13.5	11.5
Selling, general and administrative	34.8	31.7
Research and development	1.4	0.3
Revaluation of contingent royalty obligation payable to Evolus Founders	1.2	1.4
Depreciation and amortization	0.9	0.9
Total operating expenses	51.8	45.8
Loss from operations	(17.9)	(19.1)
Other income (expense):
Non operating expense, net	(2.3)	(0.3)
Other expense, net	(0.1)	—
Loss before income taxes:	(20.3)	(19.4)
Income tax expense	0.0	0.0
Net loss	$(20.3)	$(19.4)

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
Net revenues of Jeuveau® sales increased by $7.2 million, or 27.0%, to $33.9 million for the three months ended September 30, 2022 from $26.7 million for the three months ended September 30, 2021, primarily due to higher sales volumes. Net revenues during the three months ended September 30, 2022 included $0.7 million of service revenue. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong. In addition, during the period from December 2020 to September 2022, product cost of sales, excluding amortization of intangible assets, also includes certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements, partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties. Our royalty obligations to Allergan concluded on September 16, 2022, and beginning on September 17, 2022, our royalty obligations to Medytox were reduced to a mid-single digit percentage of net revenue for ten years thereafter.
Product cost of sales, excluding amortization of intangible assets, increased by $2.0 million, or 17.4%, to $13.5 million for the three months ended September 30, 2022 from $11.5 million for the three months ended September 30, 2021, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Gross Profit Margin
Our gross profit margin was 58.0% and 54.2% for the three months ended September 30, 2022 and 2021, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of net revenues was 60.2% and 56.9% for the three months ended September 30, 2022 and 2021, respectively. Our gross profit margin and adjusted gross profit margin were impacted negatively from royalty obligations from December 2020 through September 2022, offset by payments we receive under the Daewoong Settlement Agreement. Beginning on September 17, 2022, our gross profit margin and adjusted gross profit margin began to increase as royalty obligations to Allergan concluded on September 16, 2022, and our royalty obligations to Medytox were reduced to a mid-single digit percentage of net revenue for ten years thereafter. We anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $3.1 million, or 9.8%, to $34.8 million for the three months ended September 30, 2022 from $31.7 million for the three months ended September 30, 2021, primarily resulting from increasing personnel costs and increasing commercial activities, offset by a decrease in marketing related expenses. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and future launches internationally.
Research and Development
Research and development expenses increased by $1.1 million, or 366.7%, to $1.4 million for the three months ended September 30, 2022 from $0.3 million for the three months ended September 30, 2021, primarily from increasing our clinical operations and research and development expenses related to the Phase II “extra-strength” clinical trial. We expect our research and development expenses to continue to increase if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended September 30, 2022 and 2021, the revaluation charges of $1.2 million and $1.4 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2022 and 2021 was $0.9 million.
Non-Operating Expense, Net
Non-operating expense, net, increased by $2.0 million, or 641.2%, to $2.3 million for the three months ended September 30, 2022 from $0.3 million for the three months ended September 30, 2021, primarily due to higher interest expense for the Pharmakon Term Loans. The interest on Pharmakon Term Loans is based on a variable interest rate, which will continue to result in higher interest expense in the rising interest rate environment.
Income Taxes Expense
There was minimal income tax expense for the three months ended September 30, 2022 and 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2022	2021
Product revenue, net	$103.6	$64.3
Service revenue	1.4	0.7
Total net revenues	105.0	65.0

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	42.5	27.7
Settlement payment from Daewoong	—	(25.5)
Selling, general and administrative	105.1	78.8
Research and development	3.4	1.6
In-process research and development	2.0	—
Revaluation of contingent royalty obligation payable to Evolus Founders	3.9	4.0
Depreciation and amortization	2.7	4.7
Total operating expenses	159.7	91.4
Loss from operations	(54.7)	(26.4)
Other income (expense):
Non operating expense, net	(6.4)	(1.3)
Loss from extinguishment of debts, net	—	(1.0)
Other expense, net	(0.1)	—
Loss before income taxes:	(61.2)	(28.6)
Income tax expense	0.0	0.0
Net loss	$(61.2)	$(28.6)

Net Revenues
Net revenues of Jeuveau® sales increased by $40.0 million, or 61.5%, to $105.0 million for the nine months ended September 30, 2022 from $65.0 million for the nine months ended September 30, 2021, primarily due to higher sales volumes and a slightly higher average selling price of Jeuveau® in the United States. Net revenues during the first quarter of 2021 were negatively impacted prior to entering into the Medytox/Allergan Settlement Agreements in February 2021 due to an increase in pricing during the presidential review period related to the ITC Action. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, increased by $14.8 million, or 53.4%, to $42.5 million for the nine months ended September 30, 2022 from $27.7 million for the nine months ended September 30, 2021, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement receipt of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Profit Margin
Our gross profit margin was 57.4% and 93.2% for the nine months ended September 30, 2022 and 2021, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payment from Daewoong, as a percentage of net revenues was 59.5% and 57.4% for the nine months ended September 30, 2022 and 2021, respectively. Our gross profit margin and adjusted gross profit margin were impacted negatively from royalty obligations through September 2022, offset by payments we receive under the Daewoong Settlement Agreement. Beginning on September 17, 2022, our gross profit margin and adjusted gross profit margin began to increase as our royalty obligations to Allergan concluded on September 16, 2022, and our royalty obligations to Medytox were reduced to a mid-single digit percentage of net revenue for ten years thereafter. We anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $26.3 million, or 33.4%, to $105.1 million for the nine months ended September 30, 2022 from $78.8 million for the nine months ended September 30, 2021, primarily resulting from increasing personnel costs and increasing our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and future launches internationally.
Research and Development
Research and development expenses increased by $1.8 million, or 112.5%, to $3.4 million for the nine months ended September 30, 2022 from $1.6 million for the nine months ended September 30, 2021, primarily from increasing our clinical operations and research and development expense related to the Phase II “extra-strength” clinical trial. We expect our research and development expenses to continue to increase if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
In the second quarter of 2022, we recorded an upfront payment of $2.0 million in connection with the License and Research Collaboration Agreement (the “Collaboration Agreement”) we entered into in June 2022 with a 3D printing company with biomaterial capabilities. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the nine months ended September 30, 2022 and 2021, the revaluation charges of $3.9 million and $4.0 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $2.0 million, or 42.6%, to $2.7 million for the nine months ended September 30, 2022 from $4.7 million for the nine months ended September 30, 2021 due to the decrease in amortization of internal-use software as most of these assets are now fully amortized in 2021.
Non-Operating Expense, Net
Non-operating expense, net, increased by $5.2 million, or 400.0%, to $6.5 million for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021, primarily due to higher interest expense for the Pharmakon Term Loans.
Loss from Extinguishment of Debts, Net
Loss from extinguishment of debts, net includes a $1.9 million loss from payoff of long-term debt with Oxford Finance, LLC in January 2021, partially offset by a $1.0 million gain from the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes Expense
There was minimal income tax expense for the nine months ended September 30, 2022 and 2021.

Liquidity and Capital Resources
As of September 30, 2022 we had cash and cash equivalents of $65.6 million, positive working capital of $64.7 million and stockholders’ equity of $29.2 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $484.1 million as of September 30, 2022 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for these operations. We had net loss of $61.2 million and $28.6 million for the nine months ended September 30, 2022 and 2021, respectively. We had net loss from operations of $54.7 million and $26.4 million for the nine months ended September 30, 2022 and 2021, respectively. We used net cash of $76.1 million and $24.3 million in operating activities for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S. and Europe and maintain our regulatory approvals.
Impact of Inflation
The markets in which we operate are currently experiencing increased inflation. While we do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented, a prolonged inflationary environment could increase our cash required for operations and impact our liquidity position.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2022. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. As of September 30, 2022, we have not drawn the second tranche. We shall make 12 equal quarterly payments of principal on the outstanding Pharmakon Term Loans commencing in March 2025 and continuing through the maturity date. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5%, and matures in December 2027. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
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
As of September 30, 2022, we recorded an aggregate balance of $45.5 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
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
•the timing and amounts of the royalty and other payments payable in connection with the Medytox/Allergan Settlement Agreements;
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$(76.1)	$(24.3)
Investing activities	(1.5)	4.4
Financing activities	(2.6)	25.2
Effect of exchange rates on cash	(0.4)	—
Change in cash and cash equivalents	(80.7)	5.2
Cash and cash equivalents, beginning of period	146.3	102.6
Cash and cash equivalents, end of period	$65.6	$107.8
Operating Activities
For the nine months ended September 30, 2022, operating activities used $76.1 million of cash, which primarily resulted from our net loss of $61.2 million. Net operating assets and liabilities changed by $32.7 million primarily driven by timing of collections from customers, payments to vendors and the second cash payment of litigation settlement of $15.0 million to Medytox and Allergan in the first quarter of 2022. Operating activities also includes adjustments for certain non-cash charges including $8.4 million of stock-based compensation expense, $3.9 million in revaluation of our contingent royalty obligation, $1.4 million of provision of allowance for doubtful accounts and $2.7 million of depreciation and amortization.
For the nine months ended September 30, 2021, operating activities used $24.3 million of cash, which primarily resulted from our net loss of $28.6 million. Net operating assets and liabilities changed by $14.5 million primarily driven by timing of receipts from customers and payments to vendors and the first cash payment of litigation settlement of $15.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $6.9 million of stock-based compensation expense, $4.0 million in revaluation of our contingent royalty obligation, $0.5 million of provision of allowance for doubtful accounts and $4.7 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $1.5 million for the nine months ended September 30, 2022 compared to cash provided by investing activities of $4.4 million for the nine months ended September 30, 2021. The increase in cash used in investing activities was attributable to no maturities of short-term investments during the nine months ended September 30, 2022.
Financing Activities
Cash used in financing activities was $2.6 million for the nine months ended September 30, 2022, compared to $25.2 million of cash provided by financing activities for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, cash used in financing activities primarily resulted from the payment of contingent royalty obligation to Evolus Founders of $3.2 million. For the nine months ended September 30, 2021, cash provided by financing activities primarily resulted from proceeds from our follow-on offering, net of underwriter fees and offering costs, of $92.2 million and sales of $10.9 million of our common shares under the ATM Program, offset by the repayment of long-term debt with Oxford of $76.3 million in January 2021.
Material Cash Requirements
We have future obligations under various contracts relating to debt and interest payments to our Pharmakon Term Loans, royalty payments to Evolus Founders, a $5.0 million settlement payment related to the Medytox/Allergan Settlement Agreements, royalty payments to Allergan and Medytox, operating leases and purchase obligations. During the nine months ended September 30, 2022, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 2, 2022. Other than the addition of a risk factor related to fluctuations in currency exchange rates, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully market and sell it in a timely manner. While the product was commercially launched in the United States in May 2019, through a distribution partner in Canada in October 2019 and into Great Britain in September 2022, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019, through a distribution partner in Canada in October 2019, and into Great Britain in September 2022 and have a limited history of generating revenue. We were not profitable during the nine months ended September 30, 2022, and we do not expect to be profitable in 2022. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $61.2 million for the nine months ended September

30, 2022, and we recorded a net loss of $46.8 million and net loss of $163.0 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit as of September 30, 2022 of $484.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we commercialize Jeuveau®. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
Under the Medytox/Allergan Settlement Agreements we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox/Allergan Settlement Agreements, including Jeuveau® (the “Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. In exchange, we agreed to (i) make payments of $35.0 million in multiple payments over two years to Allergan and Medytox, of which we have paid $30.0 million, (ii) from December 16, 2020 to September 16, 2022, pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a specified dollar amount per vial sold of Licensed Product by or on behalf of us in the United States, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, (iv) from September 17, 2022 to September 16, 2032, we will pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox 6,762,652 shares of our common stock, which we issued on February 18 2021, and (vi) enter into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. In addition, under the Medytox/Allergan Settlement Agreements we made certain representations and warranties and agreed to positive and negative covenants.
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
As a result of the royalty payments that we are required to pay under the Medytox/Allergan Settlement Agreements, our profitability has and will be adversely impacted for the period that we are required to pay royalties. We may be able to offset a portion of the loss of profitability by decreasing any discount to customers on Jeuveau® as compared to discounts we provided to customers prior to the Medytox/Allergan Settlement Agreements. If we reduce discounts for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
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
Jeuveau® is approved for use in facial aesthetic medicine. The facial aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval of Jeuveau® for the treatment of glabellar lines and launched commercially in the United States and through a distribution partner in Canada and in Great Britain. We anticipate that Jeuveau® will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Jeuveau® may also compete with unapproved and off-label treatments. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the aesthetic neurotoxin product market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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
In the long term, we expect to expand our focus to the broader self-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. obtained approval for an injectable botulinum toxin type A neurotoxin on September 8, 2022. Additionally, Hugel Inc., submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a Complete Response Letter from the FDA in March 2022. With the approval of the Revance Therapeutic’s BLA and the potential approval of Hugel, Inc.’s BLA, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
As of September 30, 2022, we had 213 employees, all of whom constituted full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States and Europe, having launched in Great Britain in the third quarter of 2022. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations. The current conflict between Ukraine and Russia may also impact European economies and consumer discretionary spending negatively. We do not have significant international operations in Russia, Ukraine, or the surrounding regions that have been impacted by the conflict directly.
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
Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed to such fluctuations are the British pound and the EU euro. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.
If we fail to attract and keep senior management and key scientific personnel, we may be unable to market and sell Jeuveau® successfully, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Sandra Beaver, our Chief Financial Officer, and Rui Avelar, our Chief Medical Officer and Head of R&D, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau® or any future products we develop.
In addition, we could experience difficulties attracting and retaining qualified employees in the future. For example, competition for qualified personnel in the pharmaceuticals and medical aesthetic field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information or that their former employers own their research output.
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
As of September 30, 2022, we had $71.7 million of outstanding indebtedness that bears interest at a floating rate using London Interbank Offered Rate ("LIBOR") as the applicable reference rate. LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority and administrator, ICE Benchmark Administration, announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR ACT”) was signed into law. Under the LIBOR Act, the Board of Governors of the Federal Reserve System is directed to select the Secured Overnight Financing Rate (“SOFR”), published by the Federal Reserve Bank of New York, as the replacement rate for contracts that reference LIBOR as a benchmark rate and that do not contain either a specified replacement rate or a replacement mechanism after USD LIBOR ceases publication. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law.
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
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, medical aesthetic and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently marketing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Jeuveau®. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
Prior to our initial public offering in 2018, we were wholly owned by AEON (previously known as ALPHAEON Corp.). In January 2020, AEON transferred all of their stock ownership in us to Alphaeon 1, LLC. As of September 30, 2022, Alphaeon 1, LLC owned 10.8% of our outstanding shares of common stock. Vikram Malik, Simone Blank, and Robert Hayman serve on our board of directors. Such directors or entities they are affiliated with currently own and may in the future own equity, debt or convertible debt of AEON and Alphaeon 1, LLC, which we refer to collectively as the Alphaeon entities. These individuals’ or entities’ holdings of debt or equity securities, options to purchase shares of Alphaeon entities or other equity awards in the Alphaeon entities may be significant for some of these persons or entities compared to these persons’ or entities’ total assets. Additionally, each of Mr. Malik, and Ms. Blank serve on the board of directors of Alphaeon and board of managers of Alphaeon 1, LLC. Their positions at the Alphaeon entities and the ownership of any Alphaeon entity equity, debt or equity awards may create, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for the Alphaeon entities than the decisions have for us.
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
As of September 30, 2022, AEON no longer held any shares of our stock.
Risks Related to Our Common Stock
Medytox, Alphaeon 1, LLC and Daewoong each own a significant portion of our common stock and may exert significant control over our business.
We had 56,183,414 shares of common stock issued and outstanding as of September 30, 2022. As of September 30, 2022, Medytox owned 13.0% of our outstanding shares of common stock, Alphaeon 1, LLC owned 10.8% of our outstanding shares of common stock, and Daewoong owned 5.6% of our outstanding shares of common stock.
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
Our stock price is volatile. For example, the closing price of our common stock during the nine months ended September 30, 2022 has ranged from a low of $5.22 to a high of $13.94. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•additions or departures of key personnel, including our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer;
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1	Employment Agreement, dated September 5, 2022, by and between Sandra Beaver and the Registrant.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	November 8, 2022	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)