Form 10-K
period 2022-12-31
Evolus, Inc.
filed 2023-03-08
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $423.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $11.60 per share for such date.

As of March 3, 2023, 56,411,661 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A Risk Factors in this Annual Report.
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
•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
•The terms of the Settlement Agreement with Medytox will reduce our profitability and may affect the extent of any discounts we may offer to our customers.

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
EVOLUS™, Jeuveau®, Evolux® are three of our trademarks that are used in this Annual Report on Form 10-K. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Annual Report on Form 10-K as Jeuveau®. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Annual Report on Form 10-K as BOTOX. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
Website References
In this Annual Report on Form 10-K, we make references to our website at www.evolus.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

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
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the glabellar lines. We completed our patient enrollment in the clinical study evaluating the “extra-strength” dose in the second quarter of 2022 and the trial is expected to be completed in the first half of 2023. If this indication is approved by the FDA after our completion of all necessary clinical trials and regulatory submissions (including a Phase III clinical trial), we will have the opportunity to offer an extra-strength dosage option, which may make Jeuveau® the first multi-strength neurotoxin and give customers and consumers increased treatment options.
International
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner, Clarion Medical Technologies, Inc., or Clarion.
In September 2019, we received approval from the European Commission, to market Jeuveau® in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the existing approval obtained in September 2019. We commercially launched Jeuveau® in Great Britain in September 2022, in Germany and Austria in February 2023, and we are finalizing plans for entering additional countries in Europe as part of a phased rollout.
In January 2023, we received approval from the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin in Australia.
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
According to Medical Insight’s The Global Aesthetic Market Study, within the self-pay aesthetic market, the global aesthetic neurotoxin market is estimated to grow to approximately $6.4 billion in 2026 and the U.S. aesthetic neurotoxin market is expected to grow to approximately $3.7 billion in 2026. According to Clarivate Aesthetic Injectables Market Insights, the European aesthetic neurotoxin market is expected to grow to approximately $662 million in 2026.
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
•rising disposable income, with the U.S. Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 19% from December 2012 to December 2022;
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
•Enhanced level of physician-customer interaction through a self-pay, aesthetic-only marketing strategy. We have elected to specifically target the self-pay aesthetic market. With a reduced regulatory burden compared to third-party payor reimbursed therapeutic products, there is a number of benefits that market participants in reimbursed markets are unable to achieve, such as an enhanced level of interaction with our physician-customers. Jeuveau® is the only U.S. neurotoxin without a therapeutic indication. We believe pursuing an aesthetic-only non-reimbursed product strategy creates meaningful strategic advantages in the United States, including pricing and marketing flexibility. We utilize this flexibility to drive market adoption through programs such as promotional events, co-branded marketing programs and pricing strategies.
•We offer a unique technology platform. We provide a simple, personal and connected experience for physicians utilizing our proprietary technology platform. We have built and continue to improve our platform with the goal of limiting friction and enhancing the overall experience for physicians and ultimately consumers. We are modernizing the customer engagement with our proprietary “Evolus Practice” app. We not only leverage technology for operational efficiency, but more importantly, to enhance a customer’s experience. We believe the combination of a highly specialized sales force and our technology platform is an effective and competitive model.
•Results from our TRANSPARENCY global clinical program in more than 2,100 patients provides robust data to physicians evaluating the purchase of Jeuveau®. We believe the comprehensive TRANSPARENCY clinical data set, including a head-to-head Phase III study comparing Jeuveau® and BOTOX, provides physicians with confidence in recommending Jeuveau® to their patients.
•Our management team has significant experience and expertise in medical aesthetics. Our management team has extensive experience in self-pay healthcare markets, in the development, market launch and commercialization of major medical products, execution and integration of business development transactions and understanding of the regulatory environment of the healthcare markets. Key members of our leadership team have also served in relevant senior leadership positions with leading aesthetic companies.

Our Strategy
We launched Jeuveau® in the United States with our own specialty sales organization now consisting of over 100 positions between representatives, management and other sales employees and in Canada through our distribution partner, Clarion. We launched in Great Britain in September 2022, in Germany and Austria in February 2023 and plan to launch in additional European countries and Australia. We plan to expand our product offerings over time through in-licensing, partnerships and acquisitions and by launching our products internationally. The key components of our strategy are:
•Pursue an aesthetic-only strategy to enhance marketing and pricing flexibility along with improving transparency for our customers.
•Launch directly or partner outside of the United States to reach and serve physicians and consumers in those territories.
•Leverage our differentiated digital platform to efficiently open new accounts, personalize the purchasing process and efficiently deploy marketing programs at scale, including co-branded media.
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
Pipeline
Phase II “Extra-Strength” Clinical Trial
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the glabellar lines. This planned glabellar line study is a controlled, randomized, prospective, double blind, three-arm trial following patients out to a maximum of 12 months. Three-arms will be enrolled: the currently approved 20 units of BOTOX and 20 units of Jeuveau® compared to 40 units of “extra-strength” Jeuveau®.
In January 2023, we announced positive interim results from the Phase II clinical trial. The interim data analysis of the “extra-strength” formulation of Jeuveau® demonstrated a median duration of at least 26 weeks based on the time for patients to return to their original glabellar line scale score (baseline) and the duration of at least one point improvement on the same scale. The safety results included 33 adverse events, 88% of which rated as mild and 12% of which rated at moderate. There were no severe or serious adverse events observed in the safety results. The trial is expected to be completed in the first half of 2023, and final results will be presented in the second half of 2023.

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
Daewoong License and Supply Agreement
In 2013, we entered into the Daewoong Agreement, which has been amended from time to time, pursuant to which Daewoong agreed to manufacture and supply Jeuveau® and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, certain members of the Commonwealth of Independent States, or CIS, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. If we fail to meet these purchase requirements, Daewoong may, at its option, convert the exclusive license for such covered territory to a non-exclusive license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
The initial term of the Daewoong Agreement expires September 30, 2023, and automatically renews for unlimited additional three-year terms if we meet certain performance requirements. We expect to meet these performance requirements. The Daewoong Agreement will terminate (A) upon written notice by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) without notice upon the bankruptcy or insolvency of our company.
Under the Daewoong Agreement, we are the sole owner of any marketing authorization and clinical trial results we pursue in a covered territory. However, if we do not renew the Daewoong Agreement or upon termination of the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights to Daewoong.
Impact of Settlement Agreements
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox, which we refer to as the Medytox Settlement Agreement. We refer to the U.S. Settlement Agreement and the Medytox Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements.
We have completed all obligations to Allergan and the majority of our obligations to Medytox under the Medytox/Allergan Settlement Agreements. These completed obligations consisted of (i) cash payments of $35.0 million in multiple payments to Allergan and Medytox, of which we paid $15.0 million in the third quarter of 2021, $15.0 million in the first quarter of 2022, and $5.0 million in the first quarter of 2023, (ii) royalty payments to Allergan and Medytox on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Products by or on our behalf in the United States, from December 16, 2020 through September 16, 2022, (iii) royalty payments to Medytox, from December 16, 2020 to September 16, 2022, of a low-double digit percentage of net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, and (iv) the issuance of 6,762,652 shares of our common stock to Medytox.
Going forward, our remaining obligation will be to pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States through September 16, 2032.
Competition
Our primary competitors are companies offering injectable dose forms of botulinum toxin. There are only five approved injectable botulinum toxin type A neurotoxins in the United States, including Jeuveau®. There are also other injectable botulinum toxin type A products being developed for the U.S. market. We believe the primary competing products in this market include BOTOX, Dysport, Xeomin and Daxxify:
•BOTOX, marketed by Allergan, received FDA approval in 2002 for glabellar lines. Allergan (now AbbVie) was the first company to market neurotoxins for aesthetic purposes.

•Dysport, marketed by Galderma S.A., or Galderma, received FDA approval in 2009 for glabellar lines.
•Xeomin, marketed by Merz Pharma GmbH & Co., or Merz, received FDA approval in 2011 for glabellar lines.
•Daxxify, marketed by Revance Therapeutics, Inc., or Revance, received FDA approval in late 2022 for glabellar lines.
Additionally, Hugel Inc., has submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin. If the Hugel BLA is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. Most of our primary competitors are also approved to sell injectable botulinum toxin type A neurotoxins in Europe and other markets that we may enter.
In addition to the companies commercializing and developing neurotoxins, there are other products and treatments that may indirectly compete with Jeuveau®, such as dermal fillers, laser treatments, brow lifts, chemical peels, fat injections and removal and cold therapy. We compete with various companies that have products in these medical aesthetic categories. Among these companies are Allergan (now AbbVie), Sanofi, Revance, Sun Pharma, Valeant Pharmaceuticals International, Inc., or Valeant, Mentor Worldwide LLC, a division of Johnson & Johnson, Merz, Galderma, and Skinceuticals, a division of L’Oreal SA. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are in various phases of development in North America for the treatment of glabellar lines.
Seasonality
Historically, given the limited history of the commercialization of Jeuveau®, the impact of the COVID-19 outbreak and the impact of the ITC remedial orders, we have not observed significant seasonality in our net revenues up to the second half of 2022. However, we are aware that historically the aesthetic neurotoxin market generally experiences higher revenue in the second and fourth calendar quarters as compared to the first and third calendar quarters.
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
Human Capital Resources
As of December 31, 2022, we had 215 employees, all of whom were full-time in the United States and United Kingdom, and 70% of our full-time employees were women. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Attracting and Developing Talent
We believe that our employees are our greatest asset, and our future success largely depends upon our continued ability to attract and retain high caliber talent. Talent management is critical to our ability to execute our long-term growth strategy. To facilitate talent attraction and retention, we strive to make our company a rewarding workplace. We provide opportunities for our employees to grow and develop in their careers, through professional development, leadership coaching, formal and informal training opportunities, and an annual performance review process to encourage ongoing growth and development. These opportunities are supported by strong total rewards packages, and by programs that build connections among our employees.
Compensation and Benefits
We are committed to a Total Rewards strategy that complements our mission, culture, and business objectives. Our goal is to provide competitive compensation and benefit programs that drive a high level of employee satisfaction and allow us to attract and retain the best and brightest talent. We want employees to feel at their best and be at their best so they can make a profound impact on our culture, community and business results. Compensation and benefits are two of the main pillars of our total rewards package. We provide total cash compensation (base pay and bonus/commission) that is highly competitive in the labor markets in which we compete for talent. We also ensure that pay is internally equitable by differentiating rewards based on employee performance and impact to the company. This empowers employees to take ownership over their career and development trajectory. Long-term incentives in the form of equity (Stock Options and RSUs) provide a sense of ownership in the company’s long-term success and help retain talent that can make a difference. We also provide a robust and highly competitive benefits package to ensure employees’ personal and family needs are met whether it’s health (medical/dental/vision), wealth and retirement (401k with competitive employer match), or well-being (flexible PTO, paid leave, wellness coaching). We want employees to know that we are investing in their success so they can bring the best version of themselves each day.
Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees with access to a variety of health and wellness programs, including programs that support physical and mental health and well-being by providing tools, resources, and coaching to help them improve or maintain a healthy lifestyle. We maintain a healthy workplace by encouraging employees to work remotely if feeling ill, and by maintaining many of the changes implemented in response to COVID-19 including our hybrid work schedule, access to tests and sanitary supplies.
Inclusion and Belonging
We promote an inclusive culture that values equity, opportunity, and respect. In 2019, we formed an employee-led Culture & Belonging Council. This council has a vision to create and foster a culture that reflects diversity and inclusion so that each of our employees has a sense of belonging as their authentic, unique selves. In support of our inclusive culture, we provide a variety of diversity, equity, and inclusion trainings, including unconscious bias training for employees and managers to strengthen employee awareness and strive to recruit a diverse talent pool across all levels of the organization. We are an equal opportunity employer and believe that diverse and differentiated views contribute to making us a better organization. It is our conscious effort to support and promote equal opportunity for all our employees within the workplace.
Our company has been built on the belief and commitment of evolving together. This applies not only to our employees and customers, but also to the communities in which we operate. We offer paid volunteer time off to our employees and encourage our team of employees to become involved in their communities, lending their voluntary support to programs that positively impact the quality of life within these communities. We value the impact of ongoing volunteer opportunities with community partners Orangewood Foundation, Samueli Academy and the Jesse Rees Foundation.
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

Item 1A. Risk Factors.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8 “Financial Statements and Supplementary Data.” If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We currently depend entirely on the successful commercialization of our only product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
We currently have only one product, Jeuveau®, and our business presently depends entirely on our ability to successfully market and sell it in a timely manner. While the product was commercially launched in the United States in May 2019, through a distribution partner in Canada in October 2019, in Great Britain in September 2022, and in Germany and Austria in February 2023, we have a limited history of generating revenue for Jeuveau®. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by us or our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®. Each of these factors may vary on a country by country basis as we expand our operations.
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
We have a limited operating history and have incurred significant losses since our inception and anticipate that we may incur losses in the future. We have only one product and limited commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only product. We began selling Jeuveau® in the United States in May 2019, through a distribution partner in Canada in October 2019, in Great Britain in September 2022 and in Germany and Austria in February 2023 and have a limited history of generating revenue. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We have recorded net losses of $74.4 million and $46.8 million for the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit as of December 31, 2022 of $497.3 million. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.

We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval and launch of Jeuveau® in the United States, Europe, Canada, and Australia. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell Jeuveau® and for the clinical development of any additional product candidates we may choose to pursue. While we believe that we currently have adequate capital resources, which consist of cash and cash equivalents and cash generated from operations, to operate our business until our business generates profits and positive cash flow, this belief is based upon certain financial assumptions including net revenue, gross margin, working capital and expense assumptions. If these assumptions are incorrect, or if we experience other risks or uncertainties set forth in this Annual Report on Form 10-K, we may require additional capital to operate our business.
We expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau®, research and development, approval and commercialization of products and any of our future product candidates, including our proposed higher strength dose of Jeuveau®, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell Jeuveau®. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.

If we were to raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to market and sell Jeuveau® or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
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

If we or our counterparties do not comply with the terms of our settlement agreement with Medytox, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
Effective February 18, 2021, we entered into a Settlement and License Agreement with Medytox which we refer to as the Medytox Settlement Agreement.
Under the Medytox Settlement Agreement we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox Settlement Agreements, including Jeuveau® (the “Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. Going forward we are obligated to pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States until September 16, 2032. In addition, under the Medytox Settlement Agreement we made certain representations and warranties and agreed to certain customary positive and negative covenants.
In the event we fail to comply with the terms of the Medytox Settlement Agreement, subject to applicable cure periods, Medytox would have the ability to terminate the Medytox Settlement Agreement and thereby cancel the licenses granted to us and re-institute litigation against us. Any litigation may result in remedies against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, any of which would materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern.
Additionally, if Medytox fails to comply with the terms of the Medytox Settlement Agreement and comply with the covenants and agreements under the Medytox Settlement Agreement, it could materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. For example, as required by the Medytox Settlement Agreement, in February 2021 Medytox filed a document with the Korean court that its litigation with Daewoong would not affect Evolus’ right to have Jeuveau® manufactured by Daewoong or exported to Evolus. If Medytox were to breach the Medytox Settlement Agreement and rescind this filing and the Korean court issued a ruling against Daewoong, our supply of Jeuveau® could be hindered. We would also be required to engage in costly and time-consuming litigation in order to enforce our rights under the Medytox Settlement Agreement.
The terms of the Medytox Settlement Agreement will reduce our profitability until the royalty obligations expire, and may affect the extent of any discounts we may offer to our customers.
As a result of the royalty payments that we are required to pay under the Medytox Settlement Agreement, our profitability has and will be adversely impacted for the period that we are required to pay royalties. We may be able to offset a portion of the loss of profitability by decreasing any discount to customers on Jeuveau® as compared to discounts we provided to customers prior to the Medytox Settlement Agreement. If we reduce discounts for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
We are subject to risks associated with a public health crisis, including the COVID-19 pandemic and other outbreaks of contagious diseases.
We are subject to risks associated with public health crises, including relating to the COVID-19 pandemic. The COVID-19 pandemic had, and may continue to have, a material adverse effects on our business, financial condition, results of operations and cash flows. Other public health crises, including any future outbreaks of contagious diseases, could have a similar material adverse effect on our business. Financial and operational impacts that we experienced in connection with the COVID-19 pandemic, and may experience as a result of future COVID-19 outbreaks or other public health crises, include:
•a decline in the rates of elective procedures;
•difficulties in enrolling patients in clinical programs;
•changes in the availability of our key personnel;

•temporary closures of our facilities or the facilities of our business partners, customers, third party service providers or other vendors;
•interruptions to our supply chain and distribution channels; and
•downstream economic effects, including disruptions capital or financial markets, increased inflation and rising interest rates.
Depending on the severity of the financial and operational impacts, our business, financial condition, and results of operations may be materially adversely impacted. The extent to which any future public health crises may impact our business, results of operations, and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, its severity, the actions to contain or address the impact of the outbreak, the timing, distribution, and efficacy of vaccines and other treatments, United States and foreign government actions to respond to possible reductions in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Because we do not expect Jeuveau® for the treatment of glabellar lines to be reimbursed by any government or third-party payor, our only product is and will continue to be paid for directly by the consumer. Demand for Jeuveau® is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn or inflation in consumer prices, as we are currently experiencing, could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.
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
Jeuveau® is approved for use in facial aesthetic medicine. The facial aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We have received regulatory approval of Jeuveau® for the treatment of glabellar lines and launched commercially in the United States, Great Britain, Germany and Austria and through a distribution partner in Canada. We anticipate that Jeuveau® will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Jeuveau® may also compete with unapproved and off-label treatments. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the aesthetic neurotoxin product market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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
In the long term, we expect to expand our focus to the broader self-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. obtained approval for an injectable botulinum toxin type A neurotoxin on September 8, 2022, called “Daxxify.” Additionally, Hugel Inc., submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a Complete Response Letter from the FDA in March 2022. With the approval of Revance Therapeutic’s BLA and the potential approval of Hugel, Inc.’s BLA, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
Our strategy of competing in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to self-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to self-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material effect on our business, financial condition and results of operations. Additionally, as a result of the royalty payments that we are required to pay under the Medytox Settlement Agreement, we may not be able to discount Jeuveau® to the extent that we previously provided discounts to customers without impacting our gross profit margins. If we increase prices for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
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
As of December 31, 2022, we had 215 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States, Canada, and Europe, having launched in Great Britain in the third quarter of 2022 and in Germany and Austria in February 2023. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations. The current conflict between Ukraine and Russia may also impact European economies and consumer discretionary spending negatively. We do not have significant international operations in Russia, Ukraine, or the surrounding regions that have been impacted by the conflict directly.
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
We have incurred substantial losses during our history and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2022, we had $318.8 million of federal NOLs and $214.3 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2022, we had federal research and development credit carryforwards of $2.9 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
The planned discontinuation of LIBOR could have an adverse impact on operations.

As of December 31, 2022, we had $71.9 million of outstanding indebtedness that bears interest at a floating rate using London Interbank Offered Rate ("LIBOR") as the applicable reference rate. LIBOR, the London interbank offered rate, is the interest rate benchmark used as a reference rate on our variable rate debt, including our Credit Facility. On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority and administrator, ICE Benchmark Administration, announced that the publication of one-week and two-month USD LIBOR maturities and the non-USD LIBOR maturities will cease immediately after December 31, 2021, with the publication of overnight, one-, three-, six-, and 12-month USD LIBOR ceasing immediately after June 30, 2023. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR ACT”) was signed into law. Under the LIBOR Act, the Board of Governors of the Federal Reserve System is directed to select the Secured Overnight Financing Rate (“SOFR”), published by the Federal Reserve Bank of New York, as the replacement rate for contracts that reference LIBOR as a benchmark rate and that do not contain either a specified replacement rate or a replacement mechanism after USD LIBOR ceases publication. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law.
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
Pursuant to the Daewoong Agreement, as it has been amended from time to time, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, certain members of the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, intellectual property protection and other matters. We are obligated to conduct development activities, obtain regulatory approval of Jeuveau® and obtain from Daewoong all of our product supply requirements for Jeuveau®. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a joint steering committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input. Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of Jeuveau®, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. If we fail to achieve minimum annual purchase targets of Jeuveau® under the Daewoong Agreement, Daewoong may, at its sole option, elect to convert the exclusive license to a non-exclusive license. In light of the COVID-19 outbreak, any potential decline in consumer discretionary spending and the potential loss of our ability to discount the product to levels previously provided as a result of the Medytox Settlement Agreement, it may become more difficult for us to achieve the minimum annual purchase targets for Jeuveau® which may result in the license being converted to a non-exclusive license.
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
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of Jeuveau® or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of Jeuveau® and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. For example, prior to entering into the Medytox Settlement Agreement, we were a defendant in a lawsuit brought by Medytox in the Superior Court of the State of California, or the Medytox Litigation, and a respondent in an action filed by Allergan and Medytox in the U.S. International Trade Commission, each alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Each of the Medytox Litigation and the ITC Action diverted the attention of our senior management and were costly, in terms of legal costs and the ultimate payments and royalties to be paid under the Medytox Settlement Agreement.
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
Any of the foregoing could materially harm our business and reputation. Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, the EMA or other similar foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and our collaborators believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA and other similar regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA, the EMA or other similar regulatory authorities delaying or denying approval of a product candidate for any or all targeted indications.
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
We had 56,260,570 shares of common stock issued and outstanding as of December 31, 2022. As of December 31, 2022, Medytox owned 13.0% of our outstanding shares of common stock, Alphaeon 1, LLC owned 10.8% of our outstanding shares of common stock, and Daewoong owned 5.6% of our outstanding shares of common stock.
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
Our stock price is volatile. For example, the closing price of our common stock during the year ended December 31, 2022 has ranged from a low of $5.22 to a high of $13.94. The stock market in general and the market for earlier-stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•adverse developments affecting our compliance with the Medytox Settlement Agreement;
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
Item 3.     Legal Proceedings.
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming us and certain of our officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to our acquisition of the right to sell Jeuveau®, the complaint against us filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). On September 17, 2021, the court appointed a lead plaintiff and lead counsel. On November 17, 2021, the lead plaintiff filed an amended class action complaint against us, three of our officers, and Alphaeon Corporation, our former majority shareholder. On January 18, 2022, we and the officer defendants served a motion to dismiss the amended complaint. On February 10, 2022, Alphaeon Corporation served its motion to dismiss the amended complaint. Both motions were fully briefed on June 16, 2022. The outcome of the legal proceeding is uncertain at this point. Based on information available to us at present, management cannot reasonably estimate a range of loss with respect to this matter.
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
It is possible that additional suits will be filed, or additional allegations will be made by stockholders, with respect to these same or similar or other matters and also naming us and/or our officers and directors as defendants. We believe that the complaints are without merit and intends to vigorously defend against it. However, the outcome of the legal proceeding is uncertain at this point. Based on information available to us at present, management cannot reasonably estimate a range of loss with respect to this matter.
Books and Records Demand
On March 5, 2021, we received a letter from a putative stockholder demanding inspection of specified categories of our books and records under Section 220 of the Delaware General Corporations Law. We were subsequently informed that the stockholder sold his shares of our common stock. On October 13, 2021, we received a substantially similar demand to inspect specified categories of our books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the putative securities class action and derivative complaints described above. We responded to the demand in December 2021. The outcome of this matter is uncertain at this point. Based on information available to us at present, management cannot reasonably estimate a range of loss with respect to this matter.

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
Holders of Record
As of March 3, 2023, we had approximately 53 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and consolidated results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in Item 8 “Consolidated Financial Statements and Supplementary Data” and included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We launched Jeuveau® in Great Britain in September 2022, in Germany and Austria in February 2023, and we are finalizing plans for entering additional countries in Europe as part of a phase rollout. In January 2023, we received approval from the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin in Australia.
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We completed our patient enrollment in the clinical study evaluating the “extra-strength” dose in the second quarter of 2022. This program provides us with the opportunity to offer the first multi-strength neurotoxin, giving customers and consumers increased treatment options. In January 2023, we announced positive interim results from the Phase II clinical trial. The interim data showed that the “extra-strength” formulation of Jeuveau® appeared to be generally safe and well-tolerated and demonstrated a median duration of at least 26 weeks based on the time for patients to return to baseline after treatment. The trial is expected to be completed in the first half of 2023, and final results will be presented in the second half of 2023.
Impact of Settlement Agreements
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the Medytox Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements.
We have completed all obligations to Allergan and the majority of our obligations to Medytox under the Medytox/Allergan Settlement Agreements. These completed obligations consisted of (i) cash payments of $35.0 million in multiple payments to Allergan and Medytox, of which we paid each of the first payment of $15.0 million in the third quarter of 2021, the second payment of $15.0 million in the first quarter of 2022, and the final payment of $5.0 million in the first quarter of 2023, (ii) payment to Allergan and Medytox of certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Products by or on our behalf in the United States, from December 16, 2020 through September 16, 2022, (iii) payment to Medytox, from December 16, 2020 to September 16, 2022, of a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, and (iv) the issuance of 6,762,652 shares of our common stock to Medytox.
Going forward, our remaining obligation will be to pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States through September 16, 2032.
In addition, in March 2021, we entered into a Confidential Settlement and Release Agreement and certain related agreements with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), which we refer to as the Daewoong Settlement Agreement, under which Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Settlement Agreement and reimbursed us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional details on the litigation settlement agreements.
As a result of the royalty payments that we are required to pay under the Medytox Settlement Agreements, our cost of sales and gross profit margin have been negatively impacted and will continue to be negatively impacted to a marginal extent from September 2022 to September 2032.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. In exchange for the extension, we paid an amendment fee of $0.5 million to Pharmakon. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2023, subject to the terms and conditions of the Pharmakon Term Loans. As of March 8, 2023, we have not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Contingent Royalties and Notes Payable to Evolus Founders
We are obligated to make quarterly future payments to the founders of Evolus, which we refer to as the Evolus Founders, of a low single digit percentage of net sales of Jeuveau®. These obligations terminate at the end of the second quarter of 2029. The fair value of the obligations are valued quarterly and are referred to in our consolidated financial statements as the contingent royalty obligation. In November 2021, we also paid $20.0 million to satisfy in full a promissory note that matured in November 2021.
Market Trends and Uncertainties
The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including the COVID-19 pandemic, increases in inflation rates, rising interest rates, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We anticipate that the fiscal 2023 will continue to reflect a dynamic macroeconomic environment. We expect elevated levels of cost inflation to continue, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation on our financial condition, results of operations or cash flows in the future.
Management’s Use of Adjusted Gross Profit Margin
Adjusted gross profit and adjusted gross profit margin are not required by, nor presented in accordance with United States generally accepted accounting principles, or GAAP. Adjusted gross profit is defined as total net revenues less product cost of sales, excluding the one-time settlement payment from Daewoong in 2021 and amortization of an intangible asset. Adjusted gross profit margin is calculated as adjusted gross profit divided by total net revenues. Management believes that adjusted gross profit margin is an important measure for investors because management uses adjusted gross profit margin as a key performance indicator to evaluate the profitability of sales without giving effect to costs that are not core to our cost of sales, such as the settlement payment from Daewoong and the amortization of an intangible asset. Adjusted gross profit margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross profit margin should not be considered in isolation or as alternatives to financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. As adjusted gross profit margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, has limitations as an analytical tool and may not be comparable to other similarly titled measures of other companies.
The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Year Ended December 31,
(in millions)	2022	2021
Total net revenues	$148.6	$99.7
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	55.9	43.5
Settlement payment from Daewoong	—	(25.5)
Amortization of distribution right intangible asset	3.0	2.9
Total cost of sales	58.9	20.9
Gross profit	89.8	78.7
Gross profit margin	60.4%	79.0%
Add: Settlement payment from Daewoong	—	(25.5)
Add: Amortization of distribution right intangible asset	3.0	2.9
Adjusted gross profit	$92.7	$56.1
Adjusted gross profit margin	62.4%	56.3%

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2022	2021
Revenue:
Product revenue, net	$146.6	$99.0
Service revenue	2.0	0.7
Total net revenues	148.6	99.7

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	55.9	43.5
Settlement payment from Daewoong	—	(25.5)
Selling, general and administrative	141.8	112.1
Research and development	4.7	2.1
In-process research and development	2.0	—
Revaluation of contingent royalty obligation payable to Evolus Founders	5.8	6.3
Depreciation and amortization	3.7	5.6
Total operating expenses	213.9	144.1
Loss from operations	(65.3)	(44.4)
Non-operating expense, net	(9.0)	(1.4)
Loss from extinguishment of debts, net	—	(1.0)
Loss before income taxes:	(74.3)	(46.8)
Income tax expense	0.1	0.0
Net loss	$(74.4)	$(46.8)
Unrealized loss, net of tax	(0.3)	—
Comprehensive loss	$(74.7)	$(46.8)
Net Revenues
We currently operate in one reportable segment, and all of our net revenues are derived from sales of Jeuveau®. Net revenues consist of revenues, net of adjustments primarily for customer rebates, rewards related to the consumer loyalty program and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues of Jeuveau® sales increased by $48.9 million, or 49.1%, to $148.6 million for the year ended December 31, 2022 from $99.7 million for the year ended December 31, 2021, primarily due to higher sales volumes. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market.
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
Product cost of sales, excluding amortization of intangible assets, increased by $12.4 million, or 28.4%, to $55.9 million for the year ended December 31, 2022 from $43.5 million from the year ended December 31, 2021 primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Settlement Payment from Daewoong
In the first quarter of 2021, we recorded a one-time settlement receipt of $25.5 million from Daewoong in connection with the Daewoong Settlement Agreement.
Gross Profit Margin
Our gross profit margin was 60.4% and 79.0% for the years ended December 31, 2022 and 2021, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets and the one-time settlement payments from Daewoong, as a percentage of total net revenues was 62.4% and 56.3% for the years ended December 31, 2022 and 2021, respectively. Our gross profit margin and adjusted gross profit margin were impacted negatively and materially through September 2022, offset by payments we receive under the Daewoong Arrangement, by our payments under the Medytox/Allergan Settlement Agreements. Our gross profit margin and adjusted gross profit margin will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $29.8 million, or 26.6%, to $141.8 million for the year ended December 31, 2022 from $112.1 million for the year ended December 31, 2021, primarily resulting from increased personnel costs and increased commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and future launches internationally.
Research and Development
Research and development expenses increased by $2.7 million, or 129.7%, to $4.7 million for the year ended December 31, 2022 from $2.1 million for the year ended December 31, 2021. The increase was primarily attributable to increasing our clinical operations and research and development expenses related to the Phase II “extra-strength” clinical trial. We expect our research and development expenses to continue to increase if and when we seek to develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
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
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the years ended December 31, 2022 and 2021, the revaluation charge of $5.8 million and $6.3 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $1.9 million, or 33.8%, to $3.7 million for the year ended December 31, 2022 from $5.6 million for the year ended December 31, 2021 due to the decrease in amortization of the internal-use software.
Non-Operating Expense, Net

Non-operating expenses, net, increased by $7.6 million, or 544.2%, to $9.0 million for the year ended December 31, 2022 from $1.4 million for the year ended December 31, 2021, primarily due to higher interest expense for the Pharmakon Term Loans. The interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to result in higher interest expense in the current interest rate environment.
Loss from Extinguishment of Debts, Net
Loss from extinguishment of debts, net includes a $1.9 million loss from payoff of long-term debt with Oxford Finance, LLC in January 2021, partially offset by a $1.0 million gain from the conversion of the Daewoong Convertible Note in March 2021.
Income Taxes Expense
Income tax expense was de minimis for the year ended December 31, 2022 and 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $53.9 million, positive working capital of $54.3 million and stockholders’ equity of $18.5 million.
We have a limited history of generating revenues and began shipping Jeuveau® in May 2019. Since inception, we have incurred recurring net operating losses and as of December 31, 2022, we had an accumulated deficit of $497.3 million. We incurred net losses of $74.4 million and $46.8 million in the years ended December 31, 2022 and 2021, respectively. We used net cash of $84.9 million and $33.4 million in operating activities for the twelve months ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia and maintain our regulatory approvals.
Impact of Inflation
The markets in which we operate are currently experiencing increased inflation. While we do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented, a prolonged inflationary environment could increase our cash required for operations and impact our liquidity position.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. The second tranche of $50.0 million may be drawn at our election no later than December 31, 2023. As of March 8, 2023, we have not drawn the second tranche. We shall make 12 equal quarterly payments of principal on the outstanding Pharmakon Term Loans commencing in March 2025 and continuing through the maturity date. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5%, and matures in December 2027. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
Contingent Royalties and Promissory Note Payable to the Evolus Founders
We are obligated to make quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® to the Evolus Founders. These obligations terminate at the end of the second quarter of 2029. The fair value of the obligations is valued quarterly and is referred to in our consolidated financial statements as the contingent royalty obligation. In November 2021, we also paid $20.0 million to satisfy in full a promissory note that matured in November 2021.
As of December 31, 2022 and 2021, we recorded an aggregate balance of $46.3 million and $44.7 million, respectively, on our consolidated balance sheets for the royalty payment obligation.

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
Litigation Settlement
As described in “—Overview—Impact of Settlement Agreements,” on February 18, 2021, upon entering into the Medytox/Allergan Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years, of which we paid $15.0 million in the third quarter of 2021 and $15.0 million during the first quarter of 2022, with final payment of $5.0 million paid in the first quarter of 2023. We also issued 6,762,652 shares of common stock to Medytox. In addition, during the period from December 16, 2020 through September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, and cash available under the Pharmakon Term Loans, will be sufficient to satisfy our cash requirements for at least the next twelve months for working capital to support our daily operations and meet commitments under our contractual obligations with third parties, although we may need to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents, cash generated from operations, and cash available under the Pharmakon Term Loans, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to the impact of any potential disruptions to our supply chain, inflation or other economic conditions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.
Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® in the United States and success of planned international launches;
•our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively;
•corporate development activities including the purchase, license, or other acquisition of products and services to add to our product or service offerings
•the number, characteristics, and development stage of any future product candidates we may develop or acquire;
•the timing and costs of any ongoing or future clinical programs we may conduct;
•the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with our supply chain;
•the timing and amounts of the royalty and other payments payable in connection with the Medytox Settlement Agreement;
•the amounts of the royalty payable to the Evolus Founders;
•the cost of commercialization activities for Jeuveau® or any future product candidates are approved or cleared for sale, including marketing, sales and distribution costs;
•the cost of maintaining a sales force, the productivity of that sales force, the market acceptance of our products and the actions and product introductions of our competitors;
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
(in millions)
Net cash (used in) provided by:
Operating activities	$(84.9)	$(33.4)
Investing activities	(2.9)	4.0
Financing activities	(4.1)	73.1
Effect of exchange rates on cash	(0.3)	—
Change in cash and cash equivalents	(92.3)	43.7
Cash and cash equivalents, beginning of period	146.3	102.6
Cash and cash equivalents, end of period	$53.9	$146.3
Operating Activities
For the year ended December 31, 2022, operating activities used $84.9 million of cash, which primarily resulted from our net loss of $74.4 million, as adjusted for certain non-cash charges including $10.8 million of stock-based compensation expense, $1.6 million of provision of allowance for doubtful accounts, $1.1 million of amortization of debt discount and issuance costs, $3.7 million of depreciation and amortization and $5.8 million in revaluation of our contingent royalty obligation. In addition, net operating assets and liabilities changed by $34.3 million primarily driven by $15.0 million of accrued litigation settlement expenses and various timing of inventory purchases and payments, collections from customers and payments to vendors.
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
Investing Activities
Cash used in investing activities was $2.9 million for the year ended December 31, 2022 compared to cash provided by investing activities of $4.0 million for the year ended December 31, 2021. The change in cash used in investing activities was attributable to maturities of short-term investments with no new purchases during the year ended December 31, 2021.
Financing Activities
Cash used in financing activities was $4.1 million for the year ended December 31, 2022, compared to $73.1 million of cash provided by financing activities for the year ended December 31, 2021.
For the year ended December 31, 2022, cash used in financing activities primarily resulted from the payment of contingent royalty obligation to Evolus Founders of $4.2 million.
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
Indebtedness
See “—Liquidity and Capital Resources” for a description of our Pharmakon Term Loans.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $33.8 million, with $9.3 million due within twelve months), (ii) a final payment of $5.0 million related to the Medytox/Allergan Settlement Agreements, which was paid in February 2023, (iii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iv) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032) and (v) obligations under operating leases related to our office spaces.

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
While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Product revenues are recorded net of sales-related adjustments, wherever applicable, for the volume rebates, consumer loyalty program and co-branded marketing programs.
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
Contingent Royalty Obligation to the Evolus Founders
We determine the fair value of the contingent royalty obligation payable to the Evolus Founders under the Amended Purchase Agreement based on significant unobservable inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the consolidated statements of operations and comprehensive loss and in the current and non-current liabilities in the consolidated balance sheets. The significant unobservable input assumptions that can significantly change the fair value includes (i) projected net revenues during the payment period, (ii) the discount rate and (iii) the timing of payments. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported on the consolidated balance sheet.
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
We capitalize certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying consolidated balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply to us in Item 8. Consolidated Financial Statements and Supplementary Data - Note 2. Basis of Presentation and Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 8.      Consolidated Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evolus, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 8, 2023

Evolus, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$53,922	$146,256
Accounts receivable, net	22,448	14,657
Inventories	18,852	1,762
Prepaid expenses	3,902	5,082
Other current assets	1,678	11,042
Total current assets	100,802	178,799
Property and equipment, net	2,616	1,371
Operating lease right-of-use assets	1,947	2,722
Intangible assets, net	48,597	50,625
Goodwill	21,208	21,208
Other assets	2,813	2,758
Total assets	$177,983	$257,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,935	$6,091
Accrued expenses	24,794	29,993
Accrued litigation settlement	5,000	15,000
Operating lease liabilities	1,320	1,265
Contingent royalty obligation payable to Evolus Founders	6,460	5,314
Total current liabilities	46,509	57,663
Accrued litigation settlement	—	5,000
Operating lease liabilities	1,224	2,256
Contingent royalty obligation payable to Evolus Founders	39,850	39,426
Term loan, net of discount and issuance costs	71,879	71,222
Deferred tax liability	22	40
Total liabilities	159,484	175,607
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 56,260,570 and 55,576,988 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	516,129	504,757
Accumulated other comprehensive loss	(337)	—
Accumulated deficit	(497,294)	(422,882)
Total stockholders’ equity	18,499	81,876
Total liabilities and stockholders’ equity	$177,983	$257,483
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Revenue:
Product revenue, net	$146,592	$98,971
Service revenue	2,024	702
Total net revenues	148,616	99,673

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	55,887	43,534
Settlement payment from Daewoong	—	(25,500)
Selling, general and administrative	141,840	112,068
Research and development	4,742	2,064
In-process research and development	2,000	—
Revaluation of contingent royalty obligation payable to Evolus Founders	5,755	6,290
Depreciation and amortization	3,722	5,622
Total operating expenses	213,946	144,078
Loss from operations	(65,330)	(44,405)
Other income (expense):
Interest income	119	1
Interest expense	(9,097)	(1,396)
Loss from extinguishment of debts, net	—	(968)
Other expense, net	(9)	—
Loss before income taxes:	(74,317)	(46,768)
Income tax expense	95	42
Net loss	$(74,412)	$(46,810)
Other comprehensive loss:
Unrealized loss, net of tax	(337)	—
Comprehensive loss	$(74,749)	$(46,810)
Net loss per share, basic and diluted	$(1.33)	$(0.94)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	56,065,297	49,773,101
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	33,749,228	$1	$303,113	$—	$(376,072)	$(72,958)
Issuance of common stock in connection with litigation settlement	6,762,652	—	48,421	—	—	48,421
Issuance of common stock for conversion of convertible note	3,136,869	—	39,808	—	—	39,808
Issuance of common stock upon follow-on offering, net of issuance costs	10,350,000	—	92,212	—	—	92,212
Issuance of common stock under “at-the-market” (ATM) program	934,367	—	10,910	—	—	10,910
Issuance of common stock in connection with the incentive equity plan	643,872	—	655	—	—	655
Stock-based compensation expense	—	—	9,638	—	—	9,638
Net loss	—	—	—	—	(46,810)	(46,810)
Balance at December 31, 2021	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	683,582	—	539	—	—	539
Stock-based compensation expense	—	—	10,833	—	—	10,833
Net loss	—	—	—	—	(74,412)	(74,412)
Other comprehensive loss	—	—	—	(337)	—	(337)
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(74,412)	$(46,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,722	5,622
Stock-based compensation	10,833	9,576
Provision for bad debts	1,598	589
Amortization of discount on short-term investments	—	272
Amortization of operating lease right-of-use assets	775	692
Amortization of debt discount and issuance costs	1,086	941
Deferred income taxes	(18)	15
Revaluation of contingent royalty obligation to Evolus Founders	5,755	6,290
Loss from extinguishment of debts	—	968
Changes in assets and liabilities:
Inventories	(10,688)	(2,979)
Accounts receivable	(9,389)	(5,566)
Prepaid expenses	1,180	(254)
Other current assets	4,854	(7,010)
Accounts payable	968	(787)
Accrued expenses	(5,199)	20,891
Accrued litigation settlement	(15,000)	(15,000)
Operating lease liabilities	(977)	(838)
Net cash used in operating activities	(84,912)	(33,388)
Cash flows from investing activities
Purchases of property and equipment	(1,618)	(393)
Additions to capitalized software	(1,321)	(577)
Maturities of short-term investments	—	5,000
Net cash (used in) provided by investing activities	(2,939)	4,030
Cash flows from financing activities
Repayment of long term debt	—	(76,323)
Repayment of promissory note payable to Evolus Founders	—	(20,000)
Payment of contingent royalty obligation to Evolus Founders	(4,185)	(3,097)
Proceeds from issuance of long-term debt, net of discounts	—	71,958
Payments for debt issuance costs	(500)	(3,263)
Proceeds from follow-on offering, net of underwriting fees	—	92,426
Payments for offering costs	—	(214)
Issuance of common stock in connection with incentive equity plan	539	655
Proceeds from ATM sales of shares	—	10,910
Net cash (used in) provided by financing activities	(4,146)	73,052
Effect of exchange rates on cash	(337)	—
Change in cash and cash equivalents	(92,334)	43,694
Cash and cash equivalents, beginning of period	146,256	102,562
Cash and cash equivalents, end of period	$53,922	$146,256
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$7,999	$138
Cash paid for income taxes	$76	$14
Non-cash investing and financing information
Conversion of convertible note to equity	$—	$39,808
Issuance of common stock in exchange for litigation settlement expense	$—	$48,421
Capitalized software recorded in accounts payable and accrued expenses	$—	$10

See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018, the European Commission (“EC”) in September 2019, and the Australian Therapeutics Good Administration (“TGA”) in January 2023. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, in Great Britain in September 2022, and in Germany and Austria in February 2023. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
Liquidity and Financial Condition
The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next 12 months. The Company recorded net loss of $74,412 for the twelve months ended December 31, 2022. The Company used cash of $84,912 from operations during the twelve months ended December 31, 2022, which included a lump sum settlement payment of $15,000 to Medytox and Allergan. As of December 31, 2022, the Company had $53,922 in cash and cash equivalents as well as $50,000 available under its debt agreement with Pharmakon, and an accumulated deficit of $497,294.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The Company received net proceeds of $68,695 from Pharmakon, after issuance costs and debt discounts in December 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend its option to draw down the second tranche of $50,000 until December 31, 2023. In exchange for the extension, the Company paid an amendment fee of $500 to Pharmakon. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2023, subject to the terms and conditions of the loan agreement. As of March 8, 2023, the Company has not drawn the second tranche. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See Note 6. Term Loans for additional information.
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund operations through at least the next twelve months from the date the accompanying consolidated financial statements are issued based on its expected cash needs. The Company may need to raise additional capital to fund future operations through entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Principles of Consolidation
The Company’s consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries, Evolus Pharma Limited, Evolus International Ltd. and Evolus Pharma BV, and have been prepared in conformity with GAAP. All intercompany transactions have been eliminated.
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported consolidated financial statements. These estimates include, but are not limited to net revenues, allowance for doubtful accounts, fair value measurements, inventory valuations, and stock-based compensation, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates.
Risks and Uncertainties
The Company is party to an agreement (the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, certain members of the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 9. Commitments and Contingencies and Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through its distribution partner in October 2019, in Great Britain in September 2022, and in Germany and Austria in February 2023 and, as such, has a limited history of sales. If any previously granted approval is retracted or the Company is denied approval or approval is delayed by any other regulators, it may have a material adverse impact on the Company’s business and its consolidated financial statements.
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
Any disruption and volatility in the global capital markets caused by other events, such as public health crises, increased inflation and rising interest rates and the military conflict between Russia and Ukraine, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
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
Short-Term Investments
Short-term investments consist of available-for-sale U.S. Treasury securities with original maturities greater than three months and remaining maturities of less than twelve months. These investments are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses reported in other comprehensive loss in the Company’s consolidated statements of operations and comprehensive loss. Purchase premiums and discounts are recognized in interest expense using the effective interest method over the terms of the securities. Realized gains and losses and declines in fair value that are deemed to be other than temporary are reflected in the consolidated statements of operations and comprehensive loss using the specific-identification method.
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
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Settlement Agreement with respect to such royalties. In the year ended December 31, 2021, the Company recorded a one-time settlement payment of $25,500 from Daewoong in connection with the Daewoong Settlement Agreement as part of cost of sales.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performs an annual qualitative assessment of its goodwill in the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, the Company performs a two-step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There was no impairment of goodwill for any of the periods presented.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are included as intangible assets in the accompanying consolidated balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
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
Leases
At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in ROU assets, current portion of operating lease liabilities and noncurrent operating lease liabilities in the accompanying consolidated balance sheets.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of December 31, 2022.
Contingent Royalty Obligation Payable to Evolus Founders
The Company was acquired by Strathspey Crown Holdings Group, LLC (“SCH”) in 2013 and subsequently by its subsidiary, Alphaeon Corporation (“Alphaeon”), by means of a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which Alphaeon assumed certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s initial public offering in February 2018, the Company assumed all of Alphaeon’s payment obligations under the Amended Stock Purchase Agreement.
Payment obligations to the Evolus Founders consist of quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. The obligations terminate in the quarter following the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations owed to the Evolus Founders.
The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable are determined at each reporting period end and recorded in operating expenses in the accompanying consolidated statements of operations and comprehensive loss and as a liability in the accompanying consolidated balance sheets. In November 2021, the Company paid $20,000 to satisfy in full a promissory note that matured in November 2021.
Promissory Note Payable to the Evolus Founders

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
On February 12, 2018, the Company recognized a promissory note payable at present value using a discount rate for similar rated debt securities. Discount amortization related to the promissory note is recorded in interest expense in the accompanying consolidated statements of operations and comprehensive loss with a corresponding increase to the liabilities in the accompanying consolidated balance sheets.
Long-Term Debt
Long-term debt represents the debt balance with Pharmakon (see Note 6. Term Loans), net of discount and issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
Foreign Currency Translation
The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates as of balance sheet date, and income and expense items are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains and losses arising from translation are recorded in other comprehensive loss as a separate component of stockholders’ equity. Foreign currency gains or losses on transactions denominated in a currency other than the Company’s functional currency are recorded in other expenses, net in the accompanying consolidated statements of operations and comprehensive loss.
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
For product revenue, the Company recognizes revenue when control of the promised goods under a contract is transferred to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods as specified in the customer contract. The transfer of control occurs upon receipt of the goods by the customer since that is when the customer has obtained control of the goods’ economic benefits. The Company does not provide any service-type warranties and does not accept product returns except under limited circumstances such as damages in transit or ineffective product. The Company also excludes any amounts related to taxes assessed by governmental authorities from revenue measurement. Shipping and handling costs associated with outbound product freight are accounted for as fulfillment costs and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. For the years ended December 31, 2022 and 2021, the Company recognized $2,024 and $702, respectively, of revenues related to service revenues.
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Gross-to-Net Revenue Adjustments
The Company provides customers with discounts, such as trade and volume discounts and prompt pay discounts, that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, primarily for the volume based rebates, consumer loyalty programs and co-branded marketing programs.
•Volume-based Rebates — Volume-based rebates are contractually offered to certain customers. The rebates payable to each customer are determined based on the contract and quarterly purchase volumes.
•Consumer Loyalty Program — The Company’s consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on historical sales data, estimated average selling price of Jeuveau® at the time of redemption, expected customer and consumer participation rates in the loyalty program, and estimated number of qualifying treatments to be performed by customers. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenues at that time.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2022 and 2021, all amounts included in accounts receivable, net on the accompanying consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of December 31, 2022 or 2021. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
As of December 31, 2022 and 2021, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program, and co-branded marketing programs, were $9,011 and $7,934, respectively, which were recorded in accrued expenses in the accompanying consolidated balance sheets. For the years ended December 31, 2022 and 2021, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $22,759 and $16,139, respectively, which were offset by related payments, redemptions and adjustments of $21,682 and $11,286, respectively.
During the years ended December 31, 2022 and 2021, the Company recognized $7,566 and $2,802, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. On a recurring basis, the Company estimates the amount of receivables considered uncollectable to reflect an allowance for doubtful accounts. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of December 31, 2022 and 2021, allowance for doubtful accounts was $2,050 and $2,385, respectively. For the years ended December 31, 2022 and 2021, provision for bad debts was $1,598 and $589, respectively, and the write-off amount was $1,933 and $322, respectively.
Practical Expedients
The Company expenses sales commissions when incurred as the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company does not adjust the amount of promised consideration for the effects of the time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays within one year.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which the Company paid $15,000 in the third quarter of 2021, $15,000 in the first quarter of 2022, and $5,000 in the first quarter of 2023, and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 through September 16, 2022 (the “Restricted Period”), the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. Royalties for sales during the Restricted Period ended in the third quarter of 2022. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as product cost of sales on the accompanying consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Separately, in March 2021, Daewoong and the Company entered into certain agreements, pursuant to which Daewoong agreed to pay the Company an amount equal to $25,500, which was recorded as a settlement payment from Daewoong and included as part of cost of sales on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. For the period from December 16, 2020 to September 16, 2022, Daewoong reimbursed the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement was received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying consolidated statements of operations and comprehensive loss.
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
The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the consolidated balance sheets and in the selling, general and administrative or research and development expenses in the consolidated statements of operations and comprehensive loss.
Advertising Costs
Advertising costs are expensed as incurred and primarily include costs related to social media ads and co-branded marketing programs. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2022 and 2021, the Company incurred advertising costs of $11,642 and $16,391, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
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
Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions. The Company has not recognized interest or penalties in its consolidated statement of operations and comprehensive loss.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through December 31, 2022 to materially impact its consolidated financial statements.

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
For the years ended December 31, 2022 and 2021, excluded from the dilutive net loss per share computation were stock options of 4,769,521 and 3,922,286, respectively, and non-vested RSUs of 2,663,320 and 1,926,467, respectively. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update will increase transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of transactions; (2) the accounting for the transactions; and, (3) the effect of the transactions on a business entity’s consolidated financial statements. ASU No. 2021-10 is effective for consolidated financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The Company adopted this guidance effective January 1, 2022. There is no material impact to the consolidated financial statements as a result of this adoption. If, at any point in time, such amounts are deemed to be material, the Company will present the required disclosures as applicable.
Recent Accounting Pronouncements Issued But Not Adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The standard requires prospective application. Early adoption is permitted. The Company does not expect the adoption of this guidance to result in a material impact on its consolidated financial statements.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU No. 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04 which did not change the core principle of the guidance in ASU No. 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The Company adopted this guidance effective January 1, 2023. The adoption of the standard did not result in a material impact to its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). Both ASU No. 2020-04 and ASU No. 2021-01 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance for contract modifications and hedging relationships, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the temporary accounting rules under Topic 848 to December 31, 2024. The Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements.
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

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$46,310	$—	$—	$46,310

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,740	$—	$—	$44,740
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ended December 31, 2022.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the years ended December 31, 2022 and 2021, the Company utilized discount rates between 13.0% and 15.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported on the consolidated balance sheet.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Year Ended December 31,
	2022	2021
Fair value, beginning of period	$44,740	$41,546
Payments	(4,185)	(3,097)
Change in fair value recorded in operating expenses	5,755	6,290
Fair value, end of period	$46,310	$44,740
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of December 31, 2022 and 2021, the fair value of the long-term debt was $75,232 and $75,448, respectively. The fair value of operating lease liabilities as of December 31, 2022 and 2021 approximated their carrying value.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(11,545)	$47,531
Capitalized software	2	8,636	(7,570)	1,066
Intangible assets, net		67,712	(19,115)	48,597
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2022		$88,920	$(19,115)	$69,805

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(8,589)	$50,487
Capitalized software	2	7,314	(7,176)	138
Intangible assets, net		66,390	(15,765)	50,625
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2021		$87,598	$(15,765)	$71,833
* Intangible assets with indefinite lives have an indeterminable average life.
The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2022 that are subject to amortization:

Fiscal year
2023	$3,666
2024	3,311
2025	2,955
2026	2,955
2027	2,955
Thereafter	32,755
$48,597
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
For the years ended December 31, 2022 and 2021, the Company capitalized $1,322 and $633, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. For the years ended December 31, 2022 and 2021, total intangible assets amortization expense of $3,350 and $5,305, respectively, was recorded within depreciation and amortization on the accompanying consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 5.    Accrued Expenses
Accrued expenses consisted of:

	Year Ended December 31,
	2022	2021
Accrued royalties under the Medytox/Allergan Settlement Agreements	$2,618	$12,447
Accrued payroll and related benefits	7,454	6,856
Accrued revenue contract liabilities	9,011	7,934
Other accrued expenses	5,711	2,756
	$24,794	$29,993
Note 6.    Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (“Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend the Company’s option to draw down the second tranche of $50,000 until December 31, 2023, and paid an amendment fee of $500 to Pharmakon. As of December 31, 2022, the Company has not drawn the second tranche. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche (“Maturity Date”).
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
maintain a minimum cash threshold or minimum revenues or earnings. As of December 31, 2022, the Company was in compliance with its debt covenants.
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of December 31, 2022, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying consolidated balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 13.71% as of December 31, 2022.
As of December 31, 2022, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2023	$—
2024	—
2025	25,000
2026	25,000
2027	25,000
Thereafter	—
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(3,121)
Long term debt, net of discounts and issuance costs	$71,879
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
On January 4, 2021, the Company and Oxford entered into an agreement (“Payoff Letter”), pursuant to which (i) the Company paid Oxford $76,447 to discharge in full all outstanding obligations, including accrued interest by and between Oxford, in its capacity as collateral agent and lender, and the Company, and (ii) effective upon such repayment, the Loan Agreement, and all unfunded commitments thereunder, guarantees and other security interests granted to Oxford in

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
connection with the Loan Agreement and all other obligations of and restrictions on the Company under the Loan Agreement, terminated. As a condition to entering into the Payoff Letter, Oxford agreed to waive a total of $4,300 of fees comprised of (i) $2,800 of the Final Payment and (ii) the Prepayment Fee of $1,500. The Company recorded a loss of $1,939 in extinguishment of debts, net on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
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
On March 23, 2021, the outstanding principal balance including all accrued and unpaid interest thereon, of $40,779 was converted, at the conversion price of $13.00 per share, into 3,136,869 shares of the Company’s common stock under the Conversion Agreement (as defined in Note 11.). The conversion was accounted for as an extinguishment of debt resulting in a gain of $971, which is recorded in loss from extinguishment of debts, net on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The Daewoong Convertible Note was not registered, and the shares of the Company’s common stock issued upon conversion of the Daewoong Convertible Note have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. See Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for the details of the Conversion Agreement.
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
The components of operating lease expense are as follows:

	Year Ended December 31,
	2022	2021
Fixed operating lease expense	$1,084	$1,065
Variable operating lease expense	91	64
	$1,175	$1,129
The weighted-average remaining lease term and discount rate are as follows:

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Weighted-average remaining lease term (years)	2.1	3.1
Weighted-average discount rate	9.4%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of December 31, 2022:

Fiscal year
2023	$1,320
2024	1,377
2025	115
Total operating lease payments	2,812
Less: imputed interest	(268)
Present value of operating lease liabilities	$2,544
Note 9.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $2,177. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
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
Legal Proceedings
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2022 and 2021.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2022.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2022, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of December 31, 2022, 56,260,570 shares of its common stock were issued and outstanding.
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
“At-the-market” Offerings of Common Stock
On March 26, 2021, the Company entered into an “at-the-market” sales agreement with SVB Leerink LLC (the “Sales Agent”) pursuant to which shares of the Company’s common stock could be sold from time to time for aggregate gross proceeds of up to $75,000 (the “ATM Program”). The Sales Agent was entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common shares under the ATM Program. Since August 2021, the Company has not sold any shares under the ATM Program, and the Company terminated the ATM Program in May 2022.
For the year ended December 31, 2021, the Company sold a total of 934,367 shares of its common stock pursuant to the ATM Program at the prevailing market prices for total net proceeds of $10,910 and paid total commissions of $337 to the Sales Agent.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). On November 21, 2022 and 2021, an additional 2,249,863 shares and 2,223,080 shares, respectively, were reserved under the evergreen provision of the Plan. As of December 31, 2022, the Company had an aggregate of 3,515,904 shares of its common stock available for future issuance under the Plan.
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
In February 2022, the Company granted options to purchase 171,103 shares of common stock and 39,012 RSUs as a material inducement for the employment of the Senior Vice President of Corporate Development. In September 2022, the Company

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
granted options to purchase 169,158 shares of common stock and 36,443 RSUs as a material inducement for the employment of the Chief Financial Officer. As of December 31, 2022, stock options to purchase 169,158 shares of common stock and 36,443 RSUs remained outstanding outside of the Plan.
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
The weighted-averages for assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2022	2021
Volatility	78.9%	78.9%
Risk-free interest rate	2.1%	1.2%
Expected life (years)	6.19	6.25
Dividend yield rate	—%	—%

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A summary of stock option activity for the year ended December 31, 2022 and 2021, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding as of December 31, 2020	4,407,498	$12.20	7.66	$50
Granted	357,125	9.18
Exercised	(99,435)	9.81
Cancelled/forfeited	(742,902)	16.21
Outstanding as of December 31, 2021	3,922,286	$11.23	7.10	$455
Granted	1,773,043	6.82
Exercised	(53,098)	10.08
Cancelled/forfeited	(872,710)	13.19
Outstanding as of December 31, 2022	4,769,521	$9.24	7.02	$2,911
Exercisable as of December 31, 2022	2,893,817	$10.10	5.92	$792
Vested and expected to vest as of December 31, 2022	4,769,521	$9.24	7.02	$2,911
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of December 31, 2022 and 2021. The total intrinsic value of options exercised was $55 and $200 during the year ended December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022 and 2021, the Company recorded expenses related to stock options of $4,631 and $5,302, respectively. As of December 31, 2022, there was $6,821 of total unrecognized compensation cost, net of actual forfeitures, related to stock option-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.58 years.
A summary of RSU activity under the Plan for the year ended December 31, 2022 and 2021, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2020	1,173,741	$6.42
Granted	1,850,243	7.94
Vested	(566,788)	5.08
Forfeited	(530,729)	7.22
Outstanding as of December 31, 2021	1,926,467	$8.06
Granted	1,890,533	7.00
Vested	(630,484)	8.02
Forfeited	(490,059)	7.21
Outstanding as of December 31, 2022	2,696,457	$7.48
During the years ended December 31, 2022 and 2021, the Company recorded expenses related to restricted stock units of $6,202 and $4,274, respectively. Total fair value of RSUs vested during the years ended December 31, 2022 and 2021 was

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
$6,008 and $5,892, respectively. As of December 31, 2022, there was $15,509 of total unrecognized compensation cost, net of actual forfeitures, related to RSU-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.67 years.
The following table summarizes stock-based compensation expense arising from the above Plan:

	Year Ended December 31,
	2022	2021
Selling, general and administrative	$10,565	$9,372
Research and development	268	204
Total stock-based compensation expense	$10,833	$9,576
Note 11. Medytox/Allergan Settlement Agreements and Daewoong Arrangement
Medytox/Allergan Settlement Agreements
U.S. Settlement Agreement
Effective February 18, 2021, the Company, Allergan and Medytox entered into a Settlement and License Agreement (the “U.S. Settlement Agreement”), pursuant to which, among other things: (i) Allergan and Medytox agreed to file a petition requesting the remedial orders related to the ITC Action be rescinded with respect to the Company; (ii) Medytox agreed to dismiss substantially similar litigation in California against the Company; (iii) the Company, on the one hand, and Medytox and Allergan, on the other hand, agreed to mutually release certain claims they may have against one another and their respective affiliates; (iv) Allergan and Medytox granted to the Company and its agents a license to manufacture and commercialize certain products identified in the U.S. Settlement Agreement, including Jeuveau® (the “Licensed Products”), in the United States during the 21 month period that, pursuant to the ITC Action, the Company was restricted from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States (the “Restricted Period”); (v) the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which the Company paid the first cash payment of $15,000 in the third quarter of 2021, the second cash payment of $15,000 in the first quarter of 2022, and the final cash payment of $5,000 in the first quarter of 2023; and (vi) during the Restricted Period, the Company agreed to pay to Allergan and Medytox certain confidential royalties on the sale of Licensed Products, calculated on dollar amount per vial sold of Licensed Products by or on behalf of the Company in the United States. Royalties for sales during the Restricted Period ended on September 16, 2022.
ROW Settlement Agreement
Effective February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement” and, together with the U.S. Settlement Agreement, the “Medytox/Allergan Settlement Agreements”), pursuant to which, among other things: (i) the Company and Medytox agreed to mutually release certain claims they may have against one another and their respective affiliates; (ii) Medytox granted to the Company and its agents a license to manufacture and commercialize the Licensed Products, in Canada, the European Union, Switzerland, member countries and cooperating countries of the European Economic Area, certain members of the Commonwealth of Independent States, South Africa, Australia and Japan (the “ROW Territories”) during the Restricted Period; (iii) Medytox granted to the Company and its agents a fully paid up license to manufacture and commercialize the Licensed Products in the ROW Territories and the United States from the end of the Restricted Period (the “Medytox License Period”); (iv) the Company and Medytox agreed to enter into the Share Issuance Agreement (as defined below) pursuant to which the Company issued 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox; (v) the Company and Medytox agreed to enter into the Registration Rights Agreement (as defined below), pursuant to which the Company granted certain registration rights to Medytox with respect to the Settlement Shares; (vi) during the Restricted Period that ended September 16, 2022, the Company agreed to pay Medytox a confidential low-double digit royalty on net sales of the Licensed Products sold by or on behalf of the Company in the ROW Territories; and (vii) during the Medytox License Period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox a mid-single digit royalty percentage on net sales of the Licensed Products sold by or on behalf of the Company in the United States and the ROW Territories.
Share Issuance Agreement

Evolus, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2022, the Company accrued $2,618 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense. As of December 31, 2021, the Company accrued $12,447 for royalties under the Medytox/Allergan Settlement Agreements and $20,000 of accrued litigation settlement expense.
Daewoong Settlement Agreement
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

Evolus, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2022, the Company did not have a reimbursement receivable form Daewoong. As of December 31, 2021, the Company had $5,657 in reimbursement receivable from Daewoong in other current assets in the accompanying consolidated balance sheets. Total inventory payments to Daewoong were $50,685 and $32,898 for the years ended December 31, 2022 and 2021, respectively.
Note 12. Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan covering substantially all employees. Matching contributions totaled $773 and $481 for the years ended December 31, 2022 and 2021, respectively.
Note 13.     Income Taxes
The Company’s loss before income taxes was generated from its U.S. operations and foreign operations as follows:

	Year Ended December 31,
	2022	2021
United States	$66,103	$46,768
Foreign	8,214	—
Loss before taxes	$74,317	$46,768
The following table shows the expense (benefit) for income taxes:

	Year Ended December 31,
	2022	2021
Current provision:
Federal	$—	$—
State	113	27
Foreign	—	—
Total current provision	$113	$27
Deferred provision (benefit):
Federal	$(8)	$20
State	(10)	(5)
Foreign	—	—
Total deferred (benefit) provision	$(18)	$15
Total provision for income taxes	$95	$42
As of December 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards of $318,819, of which $72,579 will begin to expire in 2034. The federal NOLs generated in 2018 and in the subsequent years in the amount of $246,240

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
have an indefinite carryforward period. As of December 31, 2022, the Company has state NOL carryforwards of $214,279, which will begin to expire in 2029. As of December 31, 2022, the Company has federal research and development (“R&D”) credit carryforwards of $2,929, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $2,918, which has an indefinite carryforward period.
The NOL and the R&D credit carryforwards generated by the Company in tax years ended February 11, 2018 and prior have been included in the consolidated and unitary income tax returns of Alphaeon Corporation (“Alphaeon”). After the Company left Alphaeon consolidated and unitary income tax group on February 11, 2018, the Company files its own standalone income tax returns. Deferred tax assets in the accompanying consolidated financial statements reflect the Company's standalone tax attributes that are reportable on its own income tax returns.
In general, if a company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, utilization of its pre-change NOL carryforwards and R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. The annual limitations may result in the expiration of NOL and R&D credit carryforwards before utilization and may be material. The Company has started but has not completed an analysis to determine whether its NOL and R&D credits generated through December 31, 2022 are likely to be limited by Section 382 and 383. The Company anticipates that an ownership change as defined under Section 382 may have occurred and that the resulting limitation would significantly reduce the Company’s ability to utilize its NOL and R&D credit carryforwards before they expire. Additionally, future ownership changes under Section 382 and 383 may also limit the Company's ability to fully utilize any remaining tax benefits. The Company’s net deferred income tax assets have been offset by a valuation allowance. Therefore, any resulting reduction to the Company’s NOL and R&D credit carryforwards once the analysis is complete will be offset by a corresponding reduction of the valuation allowance and there would be no impact on the Company’s consolidated balance sheet, statement of operations, or cash flows.
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating losses	$80,494	$67,039
Stock compensation	5,168	2,839
Research and Development credits	2,617	2,617
Accrued compensation	4,675	4,017
Operating lease liabilities	646	893
Accrued legal settlement	19,203	20,276
R&E Capitalization	1,100	—
Other, net	2,135	216
Valuation allowance	(103,695)	(85,527)
Total deferred income tax assets	12,343	12,370
Deferred income tax liabilities:
Intangible amortization	(11,525)	(11,528)
Operating lease right-of-use assets	(495)	(690)
Fixed asset depreciation	(345)	(192)
Total deferred income tax liabilities	(12,365)	(12,410)
Net deferred income taxes	$(22)	$(40)

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income tax at statutory rate	$(15,607)	$(9,832)
State income taxes, net of Federal benefit	(2,673)	(1,872)
Revaluation of contingent royalty obligation	1,462	1,595
Meals and entertainment	358	230
Change in state tax rate	(3)	129
Officers' compensation	(1,529)	2,076
Foreign Rate Differential	10	—
Stock compensation	299	(17)
Promissory note - debt discount	—	120
Other, net	(391)	399
Valuation allowance	18,169	7,214
Income tax provision (benefit)	$95	$42
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$2,924	$2,924
Increases to current year tax positions	—	—
Ending balance	$2,924	$2,924
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2022 and 2021. The Company’s tax returns for all years since inception are open for audit.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies” and our status as a non-accelerated filer.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The following sets forth certain information, as of the date of this Annual Report, concerning our directors and executive officers.

Name	Age	Position(s)
Executive Officers and Director:
David Moatazedi	45	President, Chief Executive Officer and Director
Sandra Beaver	45	Chief Financial Officer
Rui Avelar, M.D.	61	Chief Medical Officer and Head of Research & Development
Non-Employee Directors:
Vikram Malik	60	Chairman of the Board
David Gill	68	Director
Robert Hayman	64	Director
Peter Farrell, Ph.D, D.Sc	80	Director
Simone Blank	60	Director
Brady Stewart	47	Director
Karah Parschauer	45	Director

Executive Officers and Director
David Moatazedi has served as our President, Chief Executive Officer and as a member of our board of directors, since May 2018. Prior to that time, Mr. Moatazedi was the Senior Vice President at Allergan, Inc., or Allergan, and division head of the U.S. Medical Aesthetics division, which includes facial aesthetics, plastic surgery, regenerative medicine, body contouring, and skin care products from March 2016 to May 2018. From March 2017 to June 2020, Mr. Moatazedi served as a member of the board of directors of Obalon Therapeutics, Inc., a public medical device company focused on developing and commercializing medical devices to treat obese and overweight people by facilitating weight loss. Mr. Moatazedi worked in various leadership capacities within Allergan since March 2005, including as Vice President, Sales and Marketing of the U.S. Facial Aesthetics division from August 2014 to March 2016 and Vice President, Sales and Market of the U.S. Plastic Surgery division from February 2013 to August 2014. Prior to Allergan, Mr. Moatazedi was a district manager at Novartis Pharmaceuticals for the Dermatology division. Mr. Moatazedi holds an M.B.A. from Pepperdine University and a B.A. from California State University, Long Beach.
We believe that Mr. Moatazedi’s extensive leadership experience, his position as President and Chief Executive Officer of Evolus, knowledge of our company and industry knowledge qualify him to serve on the board of directors.
Other public company directorships: Mr. Moatazedi has served on the board of directors Biomerica, Inc. since December 2022. Mr. Moatazedi formerly served on the board of directors of Obalon Therapeutics, Inc. from March 2017 to June 2020.
Sandra Beaver has served as our Chief Financial Officer since September 2022. From October 2019 to September 2022, Mrs. Beaver served as Senior Vice President of Finance at Experian, a global information services company, where she was responsible for half of company’s North America B2B business units. From November 2002 to September 2019, Mrs. Beaver held roles with increasing levels of responsibility and scope including Vice President of Consolidated Financial Planning & Analysis, and Vice President and Chief Financial Officer at Game Technology PLC. Mrs. Beaver holds a B.A. from the Isenberg School of Management at the University of Massachusetts Amherst.
Rui Avelar, M.D. has served as our Chief Medical Officer since January 2014 and was appointed to the additional position of Head of Research and Development in August 2018. From January 2014 to February 2018, Dr. Avelar also served as the Chief Medical Officer of Alphaeon. From March 2011 to December 2013, he served as Chief Medical Officer of Allergan Medical, where he was responsible for clinical development, clinical operations, safety, medical writing, biostatistics and regulatory matters. Dr. Avelar holds a M.D. from the University of Toronto and has received training accreditation in Sports Medicine from the Canadian Academy of Sports Medicine.
Non-Employee Directors

Vikram Malik has served as a member and the Chairman of our board of directors since January 2018. Since December 2020, Mr. Malik has served as President and a director of Priveterra Acquisition Corp. a blank-check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Mr. Malik previously has served as a member of Aeon Biopharma’s board of directors since April 2014. From January 2020 to August 2022 Mr. Malik served on the board of managers of Alphaeon 1, LLC. From May 2013 to June 2022, Mr. Malik has served as the Managing Partner of Strathspey Crown Holdings Group, LLC. From August 2011 to May 2013, Mr. Malik served as Vice Chairman, Investment Banking for Deutsche Bank Securities, Inc. From November 2010 to August 2011, Mr. Malik served as a Managing Director in the Healthcare Corporate and Investment Banking Group of Merrill Lynch, Pierce, Fenner & Smith Incorporated. From June 2000 to November 2010, Mr. Malik served as the Managing Director of Banc of America Securities, LLC. Mr. Malik received a B.A. in Economics from Delhi University and an M.B.A. from Boston University Graduate School of Management.
We believe Mr. Malik’s extensive experience in the investment banking and financial services industry qualifies him to serve on the board of directors.
Other public company directorships: Mr. Malik has served on the board of directors of Priveterra Acquisition Corp. since December 2020.
David Gill has served as a member of our board of directors since February 2018. From February 2021 to October 2021, Mr. Gill has over 30 years’ experience in the medical device and life sciences industries and most recently served as the Chief Financial Officer of Perspectum, Ltd, a healthcare technology company which transforms the clinical management of metabolic disease and cancer. Mr. Gill also currently serves as a director of Y-mAbs Therapeutics, Inc. as well as several private companies. Previously he served on the board of directors of Strongbridge Biopharma, PLC from September 2019 to October 2021, Histogenics, Inc. from January 2015 to July 2019, Melinta Therapeutics, Inc (f/k/a Cempra Inc. from April 2012 to April 2020, and Strata Skin Sciences from May 2018 to May 2020. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several publicly-traded companies, including EndoChoice, Inc., NxStage Medical, Inc., CTI Molecular Imaging, Inc., Interland Inc. and Novoste Corporation. Mr. Gill holds a B.S. in Accounting from Wake Forest University and an M.B.A. from Emory University, and is a certified public accountant (inactive).
We believe that Mr. Gill’s extensive experience as an executive in the life sciences industry and his prior service as a senior-level executive in mature life sciences companies qualifies him to serve on the board of directors
Other public company directorships: Mr. Gill has served on the board of directors of Y-mAbs Therapeutics, Inc. since December 2017. Mr. Gill formerly served on the board of directors of Strongbridge Biopharma plc (September 2019 to October 2021), State Skin Sciences, Inc. (May 2018 to May 2020), Melinta Therapeutics (April 2012 to April 2020) and Histogenics Corporation (February 2015 to July 2019).
Robert Hayman has served as a member of our board of directors since January 2018. Since 2011, Mr. Hayman has served as the owner and Chief Executive Officer of Hayman Properties, a real estate investment and development business. Since 2015, Mr. Hayman has served as Principal, Chairman and Chief Executive Officer of Perimetrics, LLC, a dental diagnostic service company. From 1993 to February 2008, Mr. Hayman served as the co-founder, Chief Executive Officer and Chairman of Discus Dental, Inc. Mr. Hayman attended the Masters Degree program in Psychology at Pepperdine University, and received a B.S. in Business Administration from Boston University.
We believe Mr. Hayman’s extensive business and leadership experience qualifies him to serve on the board of directors.
Peter Farrell, Ph.D., D.SC has served as a member of our board of directors since July 2019. Dr. Farrell is the founding Chairman of ResMed Inc., a leading developer and manufacturer of medical equipment for the diagnosis and treatment of sleep-disordered breathing. Dr. Farrell has been a Director and Chairman of the Board of Resmed since its inception in June 1989. He served as Chief Executive Officer of ResMed from 1990 to 2007 and again from February 2011 until March 2013. From March 2013 through December 2013, Dr. Farrell served as Executive Chairman of ResMed, and, in January 2014, he became non-executive Chairman. Since May 2018, Dr. Farrell has served as the Chairman of the Board of Arcturus Therapeutics, Ltd. From January 2005 to May 2018, Dr. Farrell served on the board of directors of Nuvasive, Inc. Dr. Farrell holds bachelor’s and master’s degrees in chemical engineering from the University of Sydney and the Massachusetts Institute of Technology, a Ph.D. in bioengineering from the University of Washington, Seattle and a Doctor of Science from the University of New South Wales for research related to dialysis and renal medicine.
We believe Dr. Farrell’s extensive executive experience in the life science industry qualifies him to serve on the board of directors.

Other public company directorships: Dr. Farrell has served on the board of directors of Resmed, Inc. since June 1989 and on the board of directors of Arcuturus Therapeutics Holdings, Inc. since May 2018.
Simone Blank has served as a member of our board of directors since January 2018. Ms. Blank is the owner of Dental Innovations Apus BV and the co-owner of Dental Innovations BV, both private investment companies. Since 2013, Ms. Blank has served as a member of the board of directors of several private companies, including as the chairwoman of the board of directors of Aeon Biopharma since July 2016 and on the board of managers of Alphaeon 1, LLC from January 2020 to August 2022. From May 2006 to October 2013, Ms. Blank served as a member of the board of directors of Sirona Dental Systems Inc., or Sirona, a dental technology manufacturer previously listed on Nasdaq. From July 1999 to October 2013, Ms. Blank served as Executive Vice President and Chief Financial Officer of Sirona. Prior to July 1999, Ms. Blank was an engagement manager in the merger and acquisition transaction group of PricewaterhouseCoopers after having gained global financial experience as a certified public accountant and tax advisor. Ms. Blank received a M.Sc. in Economics from the University of Duisburg, Germany.
We believe Ms. Blank’s extensive business, finance, and leadership experience qualifies her to serve on the board of directors.
Other public company directorships: Ms. Blank has served on the board of directors of APM Human Services International Pty. LTD since November 2021.
Brady Stewart has served as a member of our board of directors since January 2022. Mrs. Stewart has served as the Chief Commercial Officer of Forma Brands, LLC since April 2021. From May 2007 to April 2021, Mrs. Stewart held multiple roles at Levi Strauss & Co., culminating in the position of Senior Vice President and Managing Director, U.S. Direct to Consumer. Mrs. Stewart holds an M.B.A in Strategy and Operations from Harvard Business School and received a Bachelor’s degree in Comparative Literature from Princeton University.
We believe Mrs. Stewarts’s extensive business, digital marketing and leadership experience qualifies her to serve on the board of directors.
Karah Parschauer has served as a member of our board of directors since July 2019. Since June 2016, Mrs. Parschauer has served as Chief Legal Officer of Ultragenyx Pharmaceutical, Inc, or Ultragenyx. Prior to Ultragenyx, Mrs. Parschauer served in various executive capacities, and most recently as Vice President, Associate General Counsel, at Allergan plc, a pharmaceutical company, from June 2005 until June 2016. Prior to Allergan, Mrs. Parschauer was an attorney at Latham & Watkins LLP, where she practiced in the areas of mergers and acquisitions, securities offerings, and corporate governance. Mrs. Parschauer holds a B.A. in Biology from Miami University and a J.D. from Harvard Law School.
We believe Mrs. Parschauer’s extensive experience within the aesthetics industry and as an attorney qualifies her to serve on the board of directors.
Other public company directorships: Mrs. Parschauer has served on the board of directors of Tenaya Therapeutics, Inc. since December 2021 and the board of directors of Anebulo Pharmaceuticals, Inc. since May 2021. Mrs. Parschauer formerly served on the board of directors of Arcuturus Therapeutics Holdings, Inc. from June 2019 to August 2021.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Audit Committee
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of three directors: David Gill, Karah Parschauer and Peter Farrell. Mr. Gill is the chair of the audit committee.
The board of directors also determined that each of the current members of the audit committee is independent, as defined in the listing standards of Nasdaq and Rule 10A-3 under the Exchange Act. The board of directors has also determined that Mr. Gill qualifies is an audit committee financial expert in accordance with the standards of the SEC. In making this determination, our board of directors has considered Mr. Gill’s extensive financial experience and business background.
Code of Conduct
Our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting, which is available on our website, which is located at www.evolus.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website to the extent required by applicable rules of the SEC or Nasdaq.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors and any persons owning more than ten percent of our common stock to file reports with the SEC to report their beneficial ownership of and transactions in our securities.
Based solely upon a review of the Section 16(a) reports that have been electronically filed with the SEC, along with written representations from our executive officers and directors, we believe that all required reports were timely filed during 2022, except for a Form 4 filed late on February 6, 2023 by Medytox, Inc, due to an administrative error, to report the purchase of shares of common stock on August 12 and 13, 2021 and the subsequent disposition of those shares on January 20, 2023.

Item 11. Executive Compensation.
Our named executive officers for the year ended December 31, 2022 are:
•David Moatazedi, our President and Chief Executive Officer;
•Sandra Beaver, our Chief Financial Officer;
•Rui Avelar, M.D., our Chief Medical Officer and Head of Research and Development; and
•Lauren Silvernail, our former Chief Financial Officer and Executive Vice President, Corporate Development.
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
Summary Compensation Table
The following table sets forth total compensation paid to our named executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary		Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
David Moatazedi	2022	$596,875		$—		$1,170,002	$1,161,522	$643,200	$27,991	$3,599,590
President and Chief Executive Officer	2021	$571,875		$—		$2,300,335	$—	$632,500	$25,168	$3,529,878
Sandra Beaver	2022	$136,818	(5)	$100,000	(6)	$330,174	$1,125,002	$135,100	$313	$1,827,407
Chief Financial Officer	2021	$—		$—		$—	$—	$—	$—	$—
Rui Avelar, M.D.	2022	$469,000		$—		$292,498	$290,381	$202,400	$10,633	$1,264,912
Chief Medical Officer and Head of Research and Development	2021	$445,000		$—		$582,300	$—	$207,390	$7,687	$1,242,377
Lauren Silvernail(4)	2022	$184,167		$—		$582,300	$290,381	$—	$375,650	$1,432,498
Former Chief Financial Officer and Executive Vice President, Corporate Development	2021	$439,875		$—		$582,300	$—	$176,800	$13,212	$1,212,187
(1)    Represents the aggregate grant date fair value of stock and option awards granted during 2022, computed in accordance with FASB ASC Topic 718. See Note 10. Stockholders’ Equity.
(2)    Represents annual performance-based cash bonuses paid by us, which were based on achievement of pre-determined key performance indicators by our board of directors for the 2022 and 2021 fiscal years. In accordance with her employment agreement, Mrs. Beaver’s cash bonus was pro-rated to 75%.
(3)    The table below shows the components of “All Other Compensation” for each of our named executive officers.

	Year	Company 401(k) Matching Contribution (A)	Insurance Premiums (B)	President's Club Sales Incentive Trip (C)	Severance (D)
David Moatazedi	2022	$7,000	$4,704	$16,287	$—
	2021	$7,000	$4,089	$14,079	$—
Sandra Beaver	2022	$—	$313	$—	$—
	2021	$—	$—	$—	$—
Rui Avelar, M.D.	2022	$4,625	$6,008	$—	$—
	2021	$2,308	$5,379	$—	$—
Lauren Silvernail	2022	$7,000	$2,849	$—	$365,801
	2021	$7,000	$6,212	$—	$—
(A) Represents Company matching contributions under the Company’s 401(k) plan.
(B) Represents premiums paid on behalf of named executive officer’s under the Company’s life insurance plan and, beginning in 2021, the Company’s supplemental disability insurance plan.
(C) Represents the incremental cost for Mr. Moatazedi’s spouse to attend, and certain personal expenses paid for by the Company in connection with Mr. Moatazedi’s attendance at, the Company’s President’s Club event to recognize the Company’s highest performing sales employees.
(D) Represents amounts paid pursuant to the Separation Agreement, as defined below, as a result of which Mrs. Silvernail received (i) a lump sum payment equal to 9 months of base salary, (ii) a lump sum payment representing Mrs. Silvernail’s pro-rated 2022 bonus potential, (iii) Company–paid COBRA premiums for continued health insurance through September 30, 2023, and (iv) reimbursement of any business expenses submitted in accordance with our expense reimbursement policy. The terms of the Separation Agreement are described in more detail below under “-Agreements with Our Named Executive Officers.”
(4)    Mrs. Silvernail retired from her position as Chief Financial Officer and Executive Vice President, Corporate Development, effective May 31, 2022.
(5) Mrs. Beaver joined the company as Chief Financial Officer in September 2022.
(6) As consideration for entering into her employment agreement, Mrs. Beaver received a $100,000 signing bonus in September 2022.

Narrative Explanation of the Summary Compensation Table
Compensation Philosophy

What We Do ☑	What We Don’t Do ☒
Independent Compensation Committee. The Committee consists solely of independent directors who establish our compensation policies and practices.	No Guaranteed Compensation. No guaranteed cash incentives, equity compensation or salary increases for executive officers.
Independent Compensation Consultant. During 2021, the Committee engaged the services of Compensia, Inc. and Radford, an AON Company, to provide information, analysis, and other advice to assist with its responsibilities.

No Excise Tax Payments. We do not provide any excise tax reimbursement payments for any severance or change-in-control payments (including “gross-ups”).
Annual Executive Compensation Review. The Committee conducts an annual review and approval of our compensation strategy, including a review and determination of our compensation peer group used for comparative purposes.

No Excessive Perquisites. We provide minimal perquisites and other personal benefits to our NEOs.
Emphasize Long-Term Equity Compensation. The Committee uses equity awards to deliver long-term incentive compensation opportunities to our executives, including our NEOs. These equity awards vest over multi-year periods, which serves our long-term value creation goals and retention objectives.

No stock options granted below fair market value. We do not grant any stock options with an exercise price below fair market value.
Prohibition on Hedging and Pledging. Under our Insider Trading Policy, we prohibit our employees from hedging any Evolus securities and from pledging any Evolus securities as collateral for a loan.	No stock options re-pricing. We have never re-priced any stock option issued to our executive officers.
Components of Executive Compensation

The compensation paid to our named executive officers consists of the following components:
•base salary;
•performance-based cash bonuses;
•long-term incentive compensation in the form of stock options and restricted stock units; and
•benefits consisting principally of health and welfare and 401(k) plan contributions.
Base Salary
We have entered into employment agreements with each of our named executive officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our compensation committee in order to compensate our named executive officers for the satisfactory performance of duties to the company. The following table presents the annual base salaries for each of our named executive officers for the years indicated, as further described under "—Agreements with our Named Executive Officers" below.

	Base Salary ($)
Name	2022	2023
David Moatazedi	600,000	700,000
Sandra Beaver	420,000	440,000
Rui Avelar, M.D.	472,000	490,000
Lauren Silvernail	442,000	—

Performance-Based Cash Bonuses
Each of our named executive officers serving at the end of 2022, was eligible to receive an annual incentive (bonus) with a target amount equal to a percentage of his or her salary (100% for Mr. Moatazedi, 40% for Mrs. Beaver and 40% for Dr. Avelar) based on the achievement of corporate key performance indicators determined by our board of directors. The corporate key performance indicators for 2022 consisted primarily of (i) financial metrics, specifically achieving net revenue, non-GAAP operating expense and gross margin targets; (ii) commercial objectives, including consumer and customer metrics; (iii) international expansion strategic milestones; (iv) specified research and development goals, including the “Extra-Strength” study; (v) digital innovation milestones and (vi) employee engagement metrics, including diversity initiatives. For 2022, the Compensation Committee determined that the corporate key performance indicators had been achieved at 110% of the target level.
For 2022, Mr. Moatazedi’s performance-based annual cash incentive was based 100% on his achievement of the corporate key performance indicators. Accordingly, his actual annual cash incentive for 2022 was 110% of his target annual incentive.
For 2022, Mr. Avelar and Mrs. Beaver were additionally evaluated based upon individual performance criteria. Applying this evaluation, the compensation committed determined that Mrs. Beaver and Dr. Avelar’s actual annual incentive for 2022 was 110% of their target annual incentive.
For 2023, Mrs. Beaver and Dr. Avelar’s bonus target percentage will increase from 40% to 45%.
Long-Term Incentive Compensation
Our equity-based incentive awards are designed to align our interests and the interests of our current and future stockholders with those of our employees, non-employee directors and consultants, including our named executive officers. Our board of directors, on the recommendation of our compensation committee, is responsible for approving equity grants for our executive officers. All equity compensation awards for our executive officers in 2022 were granted pursuant to our 2017 Omnibus Incentive Plan as further described under "-2017 Omnibus Incentive Plan" below.
2022 Equity Awards
In January 2022, each named executive officer, other than Sandra Beaver was granted a restricted stock unit award and a stock option award. In September 2022, upon her appointment to Chief Financial Officer, Mrs. Beaver received a grant of a restricted stock unit award and stock option award as inducement grants. Each named executive officer’s restricted stock units and stock options granted in 2022 vest over a period of four years, with 1/4th of the shares subject to award vesting annually on each anniversary of the grant date, provided such executive remains in continuous service through the applicable vesting date.
Payments Upon Termination or Change in Control
Our named executive officers will be entitled to receive certain payments and benefits upon termination of their respective employment with our company, as described below under the section entitled “-Agreements with Our Named Executive Officers.”
Agreements with Our Named Executive Officers
Below is a description of our employment agreements with Mr. Moatazedi, Mrs. Silvernail, Dr. Avelar, and Mrs. Beaver. As of the date hereof, each of our named executive officers’ employment is “at will” and may be terminated at any time, subject to the severance benefits to which our named executive officers may be eligible for as further described below.

Employment Agreement with Mr. Moatazedi
We entered into an employment agreement with Mr. Moatazedi in May 2018, as amended in August 2022, or the Moatazedi employment agreement, under which Mr. Moatazedi serves as our President and Chief Executive Officer. The Moatazedi employment agreement provides that Mr. Moatazedi is an at-will employee, sets forth his initial annual base salary of $550,000 (his current annual base salary is $700,000), and his eligibility to participate in employee benefit plans and programs generally available to other senior executives, as in effect from time to time.
Under the Moatazedi employment agreement, Mr. Moatazedi is entitled to participate in our annual discretionary incentive plan, under which Mr. Moatazedi’s target annual incentive bonus is 100% of his annual base salary, subject to achievement of key performance indicators as determined by our board of directors in consultation with Mr. Moatazedi.
If we terminate Mr. Moatazedi’s employment for any reason other than for “cause” or if Mr. Moatazedi resigns from his employment for “good reason”, then Mr. Moatazedi will be entitled to a cash severance payment in an amount equal to eighteen months of base salary plus one times his target annual bonus for the year in which the termination occurred. If such termination or resignation occurs within 3 months prior to, upon, or within 12 months after a “change in control,” then Mr. Moatazedi will be entitled to a cash severance payment in an amount equal to 24 months of base salary plus 1.5 times his target annual bonus for the year in which the termination occurs. All severance payments and benefits are conditioned upon the execution and non-revocation by Mr. Moatazedi of a general release of claims in favor of our company. Payments or benefits payable to Mr. Moatazedi under his employment agreement or otherwise will, to the extent applicable, either be reduced to avoid excise taxes under Section 280G of the Code or be paid in full (with Mr. Moatazedi paying any such excise taxes), whichever option places him in the best after-tax position.
Former Employment Agreement with Mrs. Silvernail
We entered into an employment agreement with Mrs. Silvernail in May 2018, or the Silvernail employment agreement, under which Mrs. Silvernail serves as our Chief Financial Officer and Executive Vice President, Corporate Development. The Silvernail employment agreement provided that Mrs. Silvernail is an at-will employee, sets forth her initial annual base salary of $425,000 (her annual base salary was $442,000 as of her retirement), and her eligibility to participate in employee benefit plans and programs generally available to other senior executives, as in effect from time to time. Mrs. Silvernail also received a one-time payment of $25,000 for relocation expenses.
Under the Silvernail employment agreement, Mrs. Silvernail was entitled to participate in our annual discretionary incentive plan, under which Mrs. Silvernail’s target annual incentive bonus is 40% of her annual base salary, subject to achievement of key performance indicators as determined by our board of directors.
If we terminate Mrs. Silvernail’s employment for any reason other than for “cause” (as defined in the Silvernail employment agreement), or if Mrs. Silvernail resigns from her employment for “good reason” (as defined in the Silvernail employment agreement), then Mrs. Silvernail will be entitled to receive continued base salary and health benefits for six months following such termination, plus her pro-rata share of her target annual bonus for the year in which the termination occurred, and accelerated vesting of a portion of her 2018 stock options and restricted stock units as described above. If such termination or resignation occurs within 12 months after a “change in control,” then Mrs. Silvernail will be entitled to a cash severance payment in an amount equal to 12 months of base salary plus her pro-rata share of her target annual bonus for the year in which the termination occurs, and accelerated vesting on all of her 2018 stock options and restricted stock units as described above. All severance payments and benefits are conditioned upon the execution and non-revocation by Mrs. Silvernail of a general release of claims in favor of our company. Payments or benefits payable to Mrs. Silvernail under her employment agreement or otherwise will, to the extent applicable, either be reduced to avoid excise taxes under Section 280G of the Code or be paid in full (with Mrs. Silvernail paying any such excise taxes), whichever option places her in the best after-tax position.
Separation Agreement with Mrs. Silvernail
We entered into a separation and release agreement with Mrs. Silvernail, dated March 3, 2022 (the “Separation Agreement”), in connection with her retirement from her position as our Chief Financial Officer and Executive Vice President, Corporate Development effective as of May 31, 2022 (the “Retirement Date”). Pursuant to the Separation Agreement, we provided to Mrs. Silvernail, less any applicable withholdings, on the Retirement Date: (i) a lump sum payment equal to 9 months of base salary, (ii) a lump sum payment representing Mrs. Silvernail’s pro-rated 2022 bonus potential, (iii) Company–paid COBRA premiums for continued health insurance through September 30, 2023, and (iv) reimbursement of any business expenses submitted in accordance with our expense reimbursement policy. Additionally, the Separation Agreement provides for, as of the Retirement Date, an additional one-year of accelerated vesting for certain equity awards issued to Mrs. Silvernail.
Amended and Restated Employment Agreement with Dr. Avelar
We entered into an amended and restated employment agreement with Dr. Avelar in August 2022, or the Avelar employment agreement, under which Dr. Avelar serves as our Chief Medical Officer and Head of Research and Development. The Avelar employment agreement provides that Dr. Avelar is an at-will employee, sets forth his initial annual base salary of $472,000 (his current annual base salary is $490,000), and his eligibility to participate in employee benefit plans and programs generally available to other senior executives, as in effect from time to time.
Under the Avelar employment agreement, Dr. Avelar is entitled to participate in our annual discretionary incentive plan, under which Dr. Avelar’s target annual incentive bonus is 40% of his annual base salary, subject to achievement of key performance indicators as determined by our board of directors.
Under the Avelar employment agreement and subject to Dr. Avelar executing a release of claims, upon the Company’s termination of Dr. Avelar’s employment without cause or if Dr. Avelar resigns for “good reason” (as defined in the Avelar employment agreement), the Company is required to pay (i) severance to Dr. Avelar equal to twelve months of his base salary paid in a lump sum plus a pro-rated portion of his annual bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Dr. Avelar would be expected to pay in order to continue medical coverage pursuant to COBRA for twelve months and (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance. If, however, such a termination of Dr. Avelar’s employment occurs within three months prior to, upon, or within twelve months after a “change in control” event (as defined in the Avelar employment agreement), Dr. Avelar is instead entitled, subject to Dr. Avelar executing a release of claims, to the following (i) severance equal to eighteen months of his base salary paid in a lump sum plus 100% of his annual target bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Dr. Avelar would be expected to pay in order to continue medical coverage pursuant to COBRA for eighteen months, (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance and (iv) accelerated vesting of all time and service based vesting conditions applicable to his outstanding Company equity awards.
Employment Agreement with Mrs. Beaver
We entered into an employment agreement with Mrs. Beaver in September 2022, or the Beaver employment agreement, under which Mrs. Beaver serves as our Chief Financial Officer. The Beaver employment agreement provides that Mrs. Beaver is an at-will employee, sets forth her initial annual base salary of $420,000 (her current annual base salary is $440,000), and her eligibility to participate in employee benefit plans and programs generally available to other senior executives, as in effect from time to time.
Under the Beaver employment agreement, Mrs. Beaver is entitled to participate in our annual discretionary incentive plan, under which Mrs. Beaver’s target annual incentive bonus is 40% of her annual base salary, subject to achievement of key performance indicators as determined by our board of directors.
Under the Beaver employment agreement and subject to Ms. Beaver executing a release of claims, upon the Company’s termination of Ms. Beaver’s employment without cause or if Ms. Beaver resigns for “good reason” (as defined in the Beaver employment agreement), the Company is required to pay (i) severance to Ms. Beaver equal to twelve months of her base salary paid in a lump sum plus a pro-rated portion of her annual bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Ms. Beaver would be expected to pay in order to continue medical coverage pursuant to COBRA for twelve months and (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance. If, however, such a termination of Ms. Beaver’s employment occurs within three months prior to, upon, or within twelve months after a “change in control” event (as defined in the Beaver employment agreement), Ms. Beaver is instead entitled, subject to Ms. Beaver executing a release of claims, to the following (i) severance equal to eighteen months of her base salary paid in a lump sum plus 100% of her annual target bonus payable for the calendar year in which such termination occurs, (ii) a lump sum payment of the amount Ms. Beaver would be expected to pay in order to continue medical coverage pursuant to COBRA for eighteen months, (iii) a lump sum payment of Fifteen Thousand Dollars ($15,000) as outplacement assistance and (iv) accelerated vesting of all time and service based vesting conditions applicable to her outstanding Company equity awards.

Outstanding Equity Awards at 2022 Fiscal Year-End
The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2022:
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

	Option Awards(1)							Stock Awards(2)
				Number of Securities Underlying Unexercised Options				Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)
Name	Grant Date	Vesting Commencement Date	Total Options Unexercised	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
David Moatazedi	5/6/2018	5/6/2018	1,182,019	1,182,019	—(3)	7.28	5/6/2028	–	–
President and Chief Executive Officer	1/23/2019	1/23/2019	125,000	93,750	31,250(3)	16.19	1/23/2029	–	–
	1/23/2020	1/23/2020	141,910	70,954	70,956(3)	10.19	1/23/2030	41,035(3)	308,173
	1/27/2021	—	—	—	—	—	—	200,001(3)	1,502,008
	3/26/2021	—	—	—	—	—	—	36,640(3)	275,166
	1/24/2022	1/24/2022	310,559	—	310,559(3)	5.46	1/24/2032	214,286(3)	1,609,288
Sandra Beaver	9/5/2022	9/5/2022	169,158	—	169,158(3)	9.06	9/5/2032	36,443(3)	273,687
Chief Financial Officer
Rui Avelar, M.D.	1/6/2018	1/6/2018	189,682	189,682	—(3)	9.98	1/6/2028	–	–
Chief Medical Officer and Head of Research and Development	1/23/2019	1/23/2019	60,000	45,000	15,000(3)	16.19	1/23/2029	–	–
	1/23/2020	1/23/2020	45,000	22,500	22,500(3)	10.19	1/23/2030	13,000(3)	97,630
	1/27/2021	—	—	—	—	—	—	67,500(3)	506,925
	1/24/2022	1/24/2022	77,640	—	77,640(3)	5.46	1/24/2032	53,571(3)	402,318
(1) All of the equity awards set forth above have been granted under the 2017 Omnibus Incentive Plan.
(2) Reflects restricted stock units, each of which represents a contingent right to receive one share of our common stock. The market value of such award was calculated based on the $7.51 closing price of a share of our common stock as of December 31, 2022 (which was the last trading day in our fiscal year).
(3) 25% of the shares subject to the option or restricted stock units will vest annually on the first four anniversaries of the vesting commencement date, subject to continuous service through each vesting date.
2017 Omnibus Incentive Plan
On November 21, 2017, our board of directors and sole stockholder at that time adopted and approved the 2017 Omnibus Incentive Plan (the “2017 Plan”). The following is a brief summary of the materials terms of the 2017 Plan. This summary is qualified in its entirety by the full text of the 2017 Plan, which is an exhibit to the Form S-1 filed on January 9, 2018.
Purpose
The purpose of our 2017 Plan is to promote our interests and our stockholders by strengthening our ability to attract, motivate and retain individuals to serve as employees, directors and consultants by providing them with additional incentives to put forth maximum efforts to improve our business and earnings.
Stock Awards
The 2017 Plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. ISOs may be granted only to employees. All other awards may be granted to our and our affiliates’ employees, non-employee directors, consultants and other service providers.

Administration, Amendment and Termination
The 2017 Plan is administered by our board of directors or a committee of our board of directors designated by our board of directors to administer the 2017 Plan. Our board of directors has retained the right to exercise the authority of any committee that it appoints to administer the 2017 Plan to the extent consistent with applicable law and the applicable requirements of any stock exchange. Our board of directors has delegated general administrative authority with respect to the 2017 Plan to our compensation committee, except that our board of directors considers and approves equity award grants to our non-employee directors.
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
Securities to be Offered
The 2017 Plan provides for awards based on shares of our common stock. Subject to adjustment as described below, the total number of shares authorized to be awarded under the 2017 Plan may not exceed 2,638,889 (all of which will be available for grant as ISOs), plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of our common stock as of such anniversary (or such lesser number of shares as may be determined by our board of directors). The current share limit under the 2017 Plan, subject to adjustment as described below, is 10,890,621 shares, which is the sum of the initial limit of 2,638,889 shares plus the annual increases through and including the annual increase on November 21, 2022. Shares issued under the 2017 Plan may consist in whole or in part of authorized but unissued shares, treasury shares or shares purchased on the open market or otherwise, all as determined by our company from time to time.
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
Eligibility
Eligibility to participate in the 2017 Plan is limited to such of our and our affiliates’ employees, officers, non-employee directors, consultants and advisors as determined from time to time by the plan administrator.
Stock Options
The 2017 Plan provides for the grant of options to purchase shares of our common stock at exercise prices, and subject to terms, conditions and limitations, determined by the plan administrator and set forth in an option agreement delivered to the optionee.
An option that the 2017 Plan administrator intends to be an “incentive stock option” as defined in Section 422 of the Code, or an ISO, will be granted only to our employees and will be subject to and be construed consistently with the requirements of Section 422 of the Code. An option that does not qualify as an ISO is referred to as a “non-qualified stock option.”
Stock Appreciation Rights
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

Restricted Stock Awards
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
Restricted Stock Units
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
Stock-Based Performance Awards
The 2017 Plan provides for the grant of awards based on various performance conditions as may be specified by the plan administrator. Settlement of performance awards may be in cash, shares, other awards or other property, in the discretion of the plan administrator. The plan administrator may reduce the amount of a settlement otherwise to be made in connection with performance awards.
Other Stock-Based Awards
The plan administrator may grant other stock-based awards, either alone or in addition to or in conjunction with other awards under the 2017 Plan, based upon the common stock, having terms and conditions as the plan administrator may determine.
Transferability of Awards
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
Rights as Stockholder
Unless an applicable award agreement states otherwise, a 2017 Plan participant will have no rights as a stockholder with respect to any shares covered by an award until he or she becomes the record holder of the shares.
Withholding for Payment of Taxes
We may deduct from payments of any kind otherwise due to a 2017 Plan participant any federal, state or local taxes of any kind required by law to be withheld in connection with the vesting of or other lapse of restrictions applicable to an award or upon the issuance of any shares of stock upon the exercise of an option or pursuant to an award.
Effect of Certain Transactions
If (i) the number of outstanding shares of our common stock is increased or decreased or the shares are changed into or exchanged for a different number or kind of shares or other securities of our company on account of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in shares effected without receipt of consideration by our company or (ii) there occurs any spin-off, split-up, extraordinary cash dividend or other distribution of assets by our company, then (a) the number and kind of shares for which grants of 2017 Plan awards may be made, (b) the number and kind of shares for which outstanding awards may be exercised or settled and (c) the performance goals relating to outstanding awards, will all be equitably adjusted by our company. In addition, in the event of any increase or decrease in the number of outstanding shares or other transaction described in clause (ii) above, the number and kind of shares for which 2017 Plan awards are outstanding and the option price per share of outstanding options will be equitably adjusted.
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
Change in Control
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
Clawback
All awards, amounts or benefits received or outstanding under the 2017 Plan shall be subject to clawback, cancellation, recoupment, rescission, payback, reduction, or other similar action in accordance with any clawback or similar policy or any applicable law related to such actions.
Detrimental Conduct
Except as otherwise provided by our board of directors, if a participant engages in “detrimental conduct” (as defined in the 2017 Plan), he or she shall forfeit or pay the following: (i) any and all outstanding awards (whether vested or unvested, exercisable or unexercisable), and (ii) any cash or shares of our common stock, or any profit realized from the sale or other disposition of shares of our common stock, received by the participant in connection with the 2017 Plan within the 36-month period immediately before the date we determine the participant has engaged in detrimental conduct.
Amendment and Termination
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
Other Compensation Matters

Perquisites and Health and Welfare Benefits
Our named executive officers are eligible to receive employee benefits, including medical, dental, vision, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as all of our other employees.
Beginning in 2021, we began offering supplemental disability insurance to our executive officers. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.
401(k)
In May 2018, we adopted the Evolus, Inc. Retirement Plan, a tax‑qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. All participants’ interests in their deferrals are 100% vested when contributed. We contribute a $0.50 match for every $1.00 contributed by a participating employee up to 6% of their annual salary up to an annual maximum of $7,000 in 2021 and 2022, with such matching contributions becoming vested as to 25% each year and becoming fully vested when participating employees reach the four-year anniversary from their date of hire, giving credit for past service. Pre‑tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s direction. This retirement plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax‑qualified retirement plan, contributions to this plan and earnings on those contributions are not taxable to the employees until distributed from the plan, and all contributions are deductible by us when made.
Director Compensation
Our director compensation program is intended to enhance our ability to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interest of directors and stockholders in enhancing the value of our common stock. The board of directors reviews director compensation at least annually. The compensation committee has the sole authority to engage a consulting firm to evaluate director compensation.
Our non-employee directors receive equity and cash compensation for their service as directors. In 2022, each non-employee director received an annual retainer of $45,000. For 2023, the compensation is unchanged for our non-employee directors. The annual retainers are paid on a quarterly basis. Our non-executive board chairman receives an additional annual retainer of $35,000. Additionally, our non-employee directors receive compensation for committee service as follows:

Position	Amount(1) ($)
Audit Committee Chair	20,000
Other Audit Committee Members	10,000
Compensation Committee Chair	15,000
Other Compensation Committee Members	7,500
Nominating and Corporate Governance Committee Chair	10,000
Other Nominating and Corporate Governance Committee Members	5,000
(1)    These amounts are annualized amounts, payable quarterly.
For 2022, equity awards for qualifying non-employee directors consisted of (a) an initial equity award with a grant date fair value of approximately $230,000 (increasing to $255,000 for periods after February 2022), upon initial election to the board, subject to vesting and to continued service on the board, and (b) annual equity awards with a grant date fair value of approximately $170,000, subject to vesting and continued service on the board. For 2022, these awards were in the form of restricted stock units and stock options. In January 2022, each non-employee director, other than Mrs. Stewart, serving on the board on that date was granted (i) 15,568 restricted stock units and (ii) a stock option to purchase 22,727 shares of our common stock at a per share exercise price of $5.46. The restricted stock units were scheduled to vest, subject to continued service, in full on the twelve month anniversary of the date of grant. The options were scheduled to vest, subject to continued service, in twelve monthly installments following the date of grant. Mrs. Stewart joined our board of directors on January 5, 2022 and was granted 36,508 restricted stock units. Mrs. Stewart’s restricted stock units will vest over a period of two years, with 1/2 of the shares subject to the option vesting annually on the anniversary of January 5, 2021, subject to continued service.

The table below summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2022. David Moatazedi, our President and Chief Executive Officer, served as a member of the board during 2022, but did not receive any additional compensation for such service as a director.
2022 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Vikram Malik (Chairman)(3)	82,000	165,698	247,698
Simone Blank	45,000	165,698	210,698
Peter Farrell	60,000	165,698	225,698
David Gill(3)	74,500	165,698	240,198
Robert Hayman	60,000	165,698	225,698
Karah Parschauer	72,500	165,698	238,198
Brady Stewart	45,000	230,000	275,000

(1) Represents the aggregate grant date fair value of the restricted stock unit awards granted to the non-employee directors during 2022, computed in accordance with FASB ASC Topic 718. See Note 10. Stockholders’ Equity for a discussion of the assumptions we made in determining the grant date fair value of our restricted stock unit awards.
(2) The restricted stock units reflected in the above table constitute the aggregate number of restricted stock units granted to each non-employee director in 2022. As of December 31, 2022, each non-employee director serving as of December 31, 2022 held the following number of outstanding and unexercised options and outstanding restricted stock units: Mr. Malik, 77,900 options and 29,076 restricted stock units, Ms. Blank, 77,900 options and 15,568 restricted stock units, Dr. Farrell, 70,454 options and 15,568 restricted stock units, Mr. Gill, 81,486 options and 15,568 restricted stock units, Mr. Hayman, 77,900 options and 15,568 restricted stock units, Mrs. Parschauer, 70,454 options and 15,568 restricted stock units, and Mrs. Stewart, 36,508 restricted stock units.
(3) Includes $2,000 for service on a strategic committee of the Board of Directors.

Item 12. Security Ownership of Certain of Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the number of outstanding shares of common stock beneficially owned and the percentage of common stock beneficially owned, as of March 3, 2023, by:
•each person known to us to be the beneficial owner of more than five percent of our then-outstanding common stock;
•each director and named executive officer; and
•all of our directors and executive officers as a group.
The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by May 2, 2023 (sixty days after March 3, 2023) through the exercise or conversion of a security or other right. Unless otherwise indicated or pursuant to applicable community property laws, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.
The percentage of beneficial ownership in the table below is based on 56,411,661 shares of common stock deemed to be outstanding as of March 3, 2023.

Beneficial owner	Shares Beneficially Owned	% of Total Voting Power
Named Executive Officers and Directors
David Moatazedi(1)	1,644,059	2.8%
Lauren Silvernail	20,420	*
Rui Avelar, M.D.(2)	464,352	*
Sandra Beaver	—	*
Vikram Malik(3)	143,028	*
Simone Blank(4)(5)	505,199	*
Robert Hayman(4)	132,622	*
David Gill(6)	115,895	*
Peter Farrell, Ph.D., D.Sc.(7)	120,176	*
Karah Parschauer(7)	110,176	*
Brady Stewart(8)	21,201	*
All executive officers and directors as a group (10 persons)	3,256,708	5.5%
Greater than 5% Holders
Alphaeon 1, LLC(9)	4,214,871	7.5%
Medytox, Inc.(10)	5,071,989	9.0%
Daewoong Pharmaceutical Co., Ltd.(11)	3,136,869	5.6%
First Manhattan Co. LLC(12)	3,334,916	5.9%
Deerfield Mgmt, L.P.(13)	3,030,299	5.4%
Millennium Management LLC(14)	3,328,597	5.9%
Tang Capital Partners, LP(15)	3,038,732	5.4%
* Less than 1%
(1) Includes options to purchase 1,491,090 shares of common stock exercisable within 60 days of March 3, 2023 and 152,969 deliverable pursuant to restricted stock units within 60 days of March 3, 2023.
(2) Includes options to purchase 302,842 shares of common stock exercisable within 60 days of March 3, 2023 and 42,392 deliverable pursuant to restricted stock units within 60 days of March 3, 2023.
(3) Includes options to purchase 82,741 shares of common stock exercisable within 60 days of March 3, 2023 and 4,503 deliverable pursuant to restricted stock units within 60 days of March 3, 2023.

(4) Includes options to purchase 82,741 shares of common stock exercisable within 60 days of March 3, 2023
(5) Includes 367,577 shares of common stock held by Dental Innovations Apus Investment BV (“DIAI”). As the sole beneficial holder of DIAI, Ms. Blank may be deemed to share voting and dispositive power over the shares held by DIAI.
(6) Includes options to purchase 86,327 shares of common stock exercisable within 60 days of March 3, 2023.
(7) Includes options to purchase 75,295 shares of common stock exercisable within 60 days of March 3, 2023.
(8) Includes options to purchase 2,947 shares of common stock exercisable within 60 days of March 3, 2023.
(9) Based on information set forth in a Form 4 filed by ALPHAEON 1, LLC with the SEC on February 17, 2023. Alphaeon 1, LLC has sole voting and investment power over the shares. The address of Alphaeon 1, LLC is 4040 MacArthur Blvd., Suite 310, Newport Beach, California 92660. Alphaeon 1, LLC’s voting and investment decisions are made by its board of managers which, as of the date of this annual report, consists of Jost Fischer, Darren O’Brien, Robert Grant, and Richard Taketa. These members of Alphaeon 1, LLC’s board of directors may be deemed to share voting, investment or dispositive power over the shares held by Alphaeon 1, LLC.
(10) Based on information set forth in a Form 4 filed by Medytox with the SEC on February 7, 2023. Medytox has sole voting and investment power of the shares. The address of Medytox is 78 Gangni 1-gil Ochang-eup, Cheongwon-gu Cheongju-si, Chungcheongbuk-do 28126, Republic of Korea.
(11) Based on information set forth in a Schedule 13G filed by Daewoong with the SEC on April 1, 2021, Daewoong has sole voting and investment power of the shares. The address of Daewoong is 35-14, Jeyakgongdan 4-gil, Hyangnam-eup, Hwaseong-si, Gyeonggi-do, Republic of Korea.
(12) Based on information set forth in a Schedule 13G/A filed by First Manhattan Co. LLC with the SEC on February 14, 2023, First Manhattan Co. has sole voting and investment power of the shares. The address of First Manhattan Co. is 399 Park Avenue, New York, New York 10022.
(13) Based on information set forth in a Schedule 13G filed by Deerfield Mgmt, L.P. and its affiliates with the SEC on February 10, 2023, Deerfield Mgmt, L.P. and its affiliates have shared voting and investment power of the shares. The address of Deerfield Mgmt, L.P. is 345 Park Avenue South, 12th Floor, New York, New York 10010.
(14) Based on information set forth in a Schedule 13G filed by Millennium Management LLC with the SEC on February 15, 2023, Millennium Management LLC has shared voting and investment power of the shares. The address of Millennium Management LLC is 399 Park Avenue, New York, New York 10022.
(15) Based on information set forth in a Schedule 13G filed by Tang Capital Partners, LP with the SEC on February 10, 2023, Tang Capital Partners, LP has shared voting and investment power of the shares. The address of Tang Capital Partners, LP is 4747 Executive Drive, Suite 510, San Diego, CA 92121.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under our 2017 Omnibus Incentive Plan:
COMMON STOCK ISSUABLE UNDER EQUITY PLAN

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by stockholders(2)	7,260,377	(3)	$9.24	3,515,904
Equity compensation plans not approved by stockholders(4)	205,601	(5)	$9.06	—
Totals	7,465,978			3,515,904
(1) The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of Restricted Stock Units, since Restricted Stock Units have no exercise price.
(2) Consists of shares issuable under outstanding options under the 2017 Omnibus Incentive Plan plus an annual increase on each anniversary of November 21, 2017 equal to 4% of the total issued and outstanding shares of our common stock as of such anniversary (or such lesser number of shares as may be determined by our board of directors). Shares issuable under the 2017 Omnibus Incentive Plan may be used for any type of award authorized under the plan, including stock options, stock appreciation rights, restricted stock and restricted stock units.
(3) Consists of 4,600,363 shares of common stock issuable upon the exercise of stock options and 2,660,014 shares of common stock deliverable upon settlement of restricted stock units.
(4) Consists of the outstanding inducement grants.
(5) Consists of 169,158 shares of common stock issuable upon the exercise of stock options and 36,443 shares of common stock deliverable upon settlement of restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Procedures for Approval of Related Person Transactions
Pursuant to the charter of the audit committee, the audit committee is responsible for reviewing, approving and ratifying in advance any “related person transactions.” For purposes of the charter of the audit committee only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants and had or will have a direct or indirect material interest, involving an amount that exceeds $120,000. A “related person” is any executive officer, director or a holder of more than 5% of any class of our equity, including any of their immediate family members and any entity owned or controlled by such persons.
Our audit committee will review, on an annual basis, the previously approved related person transactions that are continuous in nature to determine whether such transactions should continue.
Related Party Transactions
The following is a description of transactions since January 1, 2020 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements. The transactions set forth below were approved by the audit committee. We believe we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by the audit committee.
Employment of David Moatazedi’s Brother-In-Law
Since September 2018, we have employed Mr. Moatazedi’s brother-in-law as a Senior Manager, Marketing. He receives compensation commensurate with his level of experience and other employees having similar responsibilities. The total salary paid to Mr. Moatazedi’s brother-in-law for each of 2022 and 2021 was approximately $148,000 and $138,000, respectively. He received 12,214 restricted stock units in 2022, and 3,000 restricted stock units in 2021, and bonuses for 2022 and 2021 performance of approximately $25,100 and $25,500, respectively. He is not considered an officer under Section 16 of the Exchange Act and does not report directly to Mr. Moatazedi.
Medytox Settlement Agreements
As of March 3, 2023, Medytox, Inc., or Medytox, owned 5,071,989 shares of our common stock, par value $0.00001 per share, or approximately 9.0% of our outstanding shares of common stock. These shares were issued to Medytox in connection with the Medytox/Allergan Settlement Agreements.
In February 2021, we entered into a Settlement and License Agreement with Medytox, and Allergan, Inc. and Allergan Limited, or collectively Allergan, which we refer to as the U.S. Settlement Agreement and another Settlement and License Agreement with Medytox which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox Settlement Agreements.
Under the Medytox Settlement Agreements, we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox Settlement Agreements, including Jeuveau® (the “Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including an action before the International Trade Commission brought by Medytox, which we refer to as the ITC Action, a rescission of related remedial orders that resulted from the ITC Action, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox Actions, and (iii) releases of claims against us for the Medytox Actions. In exchange, we agreed to (i) make cash payments of $35.0 million in multiple payments over two years to Allergan and Medytox, (ii) pay to Allergan and Medytox certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Product by us or on our behalf in the United States, from December 16, 2020 to September 16, 2022, (iii) from December 16, 2020 to September 16, 2022, pay to Medytox a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States; (iv) from September 17, 2022 to September 16, 2032, pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States, (v) issue to Medytox 6,762,652 shares of our common stock, par value $0.00001 per share, which we issued in February 2021, and (vi) enter into a Registration Rights Agreement pursuant to which we granted certain registration rights to Medytox with respect to such shares of common stock beginning as of March 31, 2022. During 2022, we made milestone and royalty payments totaling approximately $11.4 million to Medytox under the Medytox/Allergan Settlement Agreements.
Daewoong Agreements
As of March 3, 2023, Daewoong Pharmaceutical Co., Ltd., or Daewoong, owned 3,136,869 shares of our common stock, par value $0.00001 per share, or approximately 5.6% of our outstanding shares of common stock. These shares were issued to Daewoong on May 23, 2021 upon the conversion of a $40 million Convertible Promissory Note we previously issued to Daewoong on July 6, 2020 pursuant to a Convertible Promissory Note Conversion Agreement we entered into with Daewoong on March 23, 2021 as part of the 2021 Daewoong Arrangement described below.
Daewoong License and Supply Agreement
In 2013, we and Daewoong entered into a license and supply agreement, as amended, which we refer to as the Daewoong Agreement, pursuant to which we have an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, EU, Great Britain, Canada, Australia, Russia, C.I.S., and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
On March 23, 2021, as part of the 2021 Daewoong Arrangement, we entered into a Third Amendment to the Supply Agreement, which amends the Daewoong Agreement and which we refer to as the “Daewoong Agreement Amendment.” Under the Daewoong Agreement Amendment, the Daewoong Agreement was amended to: (i) expand the territory within which we may distribute Jeuveau® to certain countries in Europe; (ii) reduce the period of time with respect to which we are required to deliver binding forecasts to Daewoong; (iii) introduce certain limitations on Daewoong’s ability to convert our exclusive license for certain territories to a non-exclusive license in the event we fail to meet certain minimum purchase requirements for such territory; (iv) adjust the minimum purchase requirements and reduce the transfer price per vial of Jeuveau® applicable to various territories; (v) require that any Jeuveau® supplied by Daewoong match certain shelf-life thresholds; and (vi) prohibit us from sharing certain confidential information regarding Daewoong with Medytox or its affiliates or representatives. In 2022, we made payments to Daewoong of $50.7 million.
Daewoong Arrangement
On March 23, 2021, we also entered into a Confidential Settlement and Release Agreement with Daewoong, which we refer to as the Daewoong Settlement Agreement. We refer to the Daewoong Settlement Agreement, the Convertible Promissory Note Conversion Agreement and the Daewoong Agreement Amendment described above collectively as the Daewoong Arrangement.
Under the Daewoong Arrangement, (i) Daewoong agreed to (a) pay us an amount equal to $25.5 million, which we received on April 6, 2021, (b) pay certain reasonable legal fees incurred by our litigation counsel in connection with its defense of the ITC Action (including any appeal of the resulting remedial orders), (c) cancel all remaining milestone payments of up to $10.5 million in the aggregate under the Daewoong Agreement, and (d) reimburse us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of Licensed Products, partially offsetting the royalty payments we are required to pay Medytox and Allergan pursuant to the U.S. Settlement Agreement; and (ii) we agreed to (y) release certain claims we may have against Daewoong or certain of its affiliates and representatives related to the allegations made in or the subject matter of the Medytox/Allergan Actions, or any orders, remedies and losses resulting from the Medytox/Allergan Actions, and (z) coordinate with Daewoong on certain matters related to the Medytox/Allergan Actions.
Indemnification Agreements
We enter into indemnification agreements with our directors and executive officers upon their election to office. These indemnification agreements may require us, among other things, to indemnify our directors and officers for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request.
Independence of Directors
Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board. Under Nasdaq rules, a director will qualify as an “independent director” only if, in the opinion of that company’s board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
The board of directors undertook a review of the independence of each director and considered whether each director has a material relationship with Evolus that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. Based upon information requested from and provided by each director regarding each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described in the section entitled “Related Party Transactions” above, the board of directors has determined that each of Vikram Malik, Peter Farrell, David Gill, Robert Hayman, Karah Parschauer, Simone Blank, and Brady Stewart qualify as independent directors in accordance with the rules of Nasdaq. David Moatazedi does not qualify as independent directors in accordance with such rules.
Item 14. Principal Accounting Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees(1)	$830,500	$907,000
Audit-Related Fees	—	—
Tax Fees(2)	175,100	215,000
All Other Fees(3)	1,000	1,000
Total	$1,006,600	$1,123,000
(1) Audit fees consist of the fees for professional services rendered for the audit of our annual financial statements, review of our quarterly financial statements and in connection with the preparation of registration statements filed with the SEC.
(2) Tax fees include fees for preparation of the Company’s federal and state returns and tax consultation in connection with tax credits.
(3) All other fees consists of a subscription to EY’s online accounting research tool.
Audit Committee Pre-Approval Policies and Procedures
The audit committee has adopted a policy that requires the audit committee or a member of the audit committee to pre-approve all audit and permissible non-audit services to be provided by our independent auditor. These services include audit services, audit-related services and tax services. Pre-approval is generally requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the three categories of services listed above. Our audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board.
In addition, in the event time constraints require pre-approval prior to our audit committee’s next scheduled meeting, our audit committee has authorized its chairperson to pre-approve services. Engagements so pre-approved are to be reported to our audit committee at its next scheduled meeting. Our audit committee or its chairperson pre-approved all audit and tax services provided by EY in the years ended December 31, 2022 and 2021 pursuant to the foregoing pre-approval policies and procedures.
Part IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    (1) Financial Statements. See Item 8 “Consolidated Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K.
    (2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable.
    (3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.3	Description of Securities					X
10.1†	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.1	1/9/18
10.2†	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	S-1	333-222478	10.2	1/9/18
10.3‡	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.					X
10.4†	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.4	1/9/18
10.5†	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	S-1	333-222478	10.5	1/9/18
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18
10.11+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan (Updated 2020)	10-K	001-38381	10.11	2/25/20
10.12+	Form of Inducement Stock Option Award Agreement	S-8	333-263325	99.2	3/4/22
10.13+	Form of Inducement Restricted Stock Unit Award Agreement	S-8	333-263325	99.3	3/4/22
10.14+	Form of Performance Restricted Stock Unit Agreement					X
10.15+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18

10.16†	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	S-1	333-222478	10.20	1/9/18
10.17+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.18+	Amendment to Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and David Moatazedi	10-Q	001-38381	10.3	8/2/22
10.19+	Amended and Restated Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and Rui Avelar, M.D.	10-Q	001-38381	10.4	8/2/22
10.20	Employment Agreement, dated September 5, 2022, by and between Sandra Beaver and the Registrant.	10-Q	001-38381	10.1	11/8/22
10.21	Lease, dated as of May 15, 2019, between the Registrant and 520 Newport Center Drive LLC	8-K	001-38381	10.1	5/21/19
10.22‡	Settlement and License Agreement, dated February 18, 2021, by and between Evolus, Inc. and Medytox, Inc.	10-Q	001-38381	10.3	5/12/21
10.23	Share Issuance Agreement, dated February 18, 2021, by and between Evolus Inc. and Medytox, Inc.	10-Q	001-38381	10.4	5/12/21
10.24‡	Confidential Settlement and Release Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.5	5/12/21
10.25	Convertible Promissory Note Conversion Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.6	5/12/21
10.26‡	Third Amendment to Supply Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.7	5/12/21
10.27‡	Loan Agreement, dated as of December 14, 2021, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	8-K	001-38381	10.1	12/14/21
10.28	First Amendment to Loan Agreement, dated April 5, 2022, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	10-Q	001-38381	10.2	8/2/22
10.29	Second Amendment to Loan Agreement, dated as of December 5, 2022, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	8-K	001-38381	10.1	12/8/22
10.30‡	Fourth Amendment to Supply Agreement, dated December 12, 2022, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	8-K	001-38381	10.1	12/13/22
21.1	List of Subsidiaries.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS*	Inline XBRL Instance Document.	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
_____________

+	Indicates management contract or compensatory plan.
†	The Registrant has omitted and filed separately with the Securities and Exchange Commission portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act of 1933, as amended, or the Securities Act.
‡	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2023.

EVOLUS, INC.

By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
POWER OF ATTORNEY
    The undersigned directors and officers of Evolus, Inc. constitute and appoint David Moatazedi and Sandra Beaver, and each of them, as their true and lawful attorneys and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents shall do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 8, 2023
David Moatazedi

/s/ Sandra Beaver	Chief Financial Officer (Principal Financial Officer)	March 8, 2023
Sandra Beaver

/s/ Vikram Malik	Chairman of the Board of Directors	March 8, 2023
Vikram Malik

/s/ Simone Blank	Director	March 8, 2023
Simone Blank

/s/ Robert Hayman	Director	March 8, 2023
Robert Hayman

/s/ David Gill	Director	March 8, 2023
David Gill

/s/ Peter C. Farrell, Ph.D., AM.	Director	March 8, 2023
Peter C. Farrell, Ph.D., AM.

Signature	Title	Date
/s/ Karah Parschauer	Director	March 8, 2023
Karah Parschauer

/s/ Brady Stewart	Director	March 8, 2023
Brady Stewart