Form 10-Q
period 2023-03-31
Evolus, Inc.
filed 2023-05-09
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of May 5, 2023, 56,922,783 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the other documents we file with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors”, the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
•We currently depend entirely on the successful commercialization of our only commercial product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
•We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one approved product, which, together with our limited operating history, makes it difficult to assess our future viability.
•We are reliant on Symatese to achieve regulatory approval for the Evolysse™ dermal filler product line in the United States. Failure to obtain approval for the Evolysse™ product line would negatively affect our ability to sell these products.
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
~~•~~We rely on the license and supply agreement, as amended, with Daewoong, which we refer to as the Daewoong Agreement, to provide us with exclusive rights to distribute Jeuveau® in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development and commercialization of Jeuveau®.
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
EVOLUS™, Jeuveau®, Evolux® and Evolysse™ are three of our trademarks that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,463	$53,922
Accounts receivable, net	23,455	22,448
Inventories	23,418	18,852
Prepaid expenses	4,159	3,902
Other current assets	1,590	1,678
Total current assets	84,085	100,802
Property and equipment, net	2,595	2,616
Operating lease right-of-use assets	1,738	1,947
Intangible assets, net	47,927	48,597
Goodwill	21,208	21,208
Other assets	2,682	2,813
Total assets	$160,235	$177,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,185	$8,935
Accrued expenses	22,109	24,794
Accrued litigation settlement	—	5,000
Operating lease liabilities	1,334	1,320
Contingent royalty obligation payable to Evolus Founders	7,050	6,460
Total current liabilities	40,678	46,509
Operating lease liabilities	940	1,224
Contingent royalty obligation payable to Evolus Founders	39,600	39,850
Term loan, net of discount and issuance costs	72,046	71,879
Deferred tax liability	22	22
Total liabilities	153,286	159,484
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 56,883,271 and 56,260,570 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	519,449	516,129
Accumulated other comprehensive loss	(416)	(337)
Accumulated deficit	(512,085)	(497,294)
Total stockholders’ equity	6,949	18,499
Total liabilities and stockholders’ equity	$160,235	$177,983
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue, net	$41,047	$33,226
Service revenue	674	682
Total net revenues	41,721	33,908

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	12,146	13,208
Selling, general and administrative	37,384	33,442
Research and development	1,381	468
Revaluation of contingent royalty obligation payable to Evolus Founders	1,648	1,316
Depreciation and amortization	1,202	922
Total operating expenses	53,761	49,356
Loss from operations	(12,040)	(15,448)
Other income (expense):
Interest income	99	—
Interest expense	(2,789)	(2,048)
Other expense, net	(38)	(7)
Loss before income taxes:	(14,768)	(17,503)
Income tax expense (benefit)	23	(2)
Net loss	$(14,791)	$(17,501)
Other comprehensive loss:
Unrealized loss, net of tax	(79)	(103)
Comprehensive loss	$(14,870)	$(17,604)
Net loss per share, basic and diluted	$(0.26)	$(0.31)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	56,475,572	55,731,217
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	464,376	—	17	—	—	17
Stock-based compensation	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	(17,501)	(17,501)
Other comprehensive loss	—	—	—	(103)	—	(103)
Balance at March 31, 2022	56,041,364	$1	$507,733	$(103)	$(440,383)	$67,248

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	622,701	—	26	—	—	26
Stock-based compensation	—	—	3,294	—	—	3,294
Net loss	—	—	—	—	(14,791)	(14,791)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balance at March 31, 2023	56,883,271	$1	$519,449	$(416)	$(512,085)	$6,949
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,791)	$(17,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,202	922
Stock-based compensation	3,294	2,959
Provision for bad debts	273	465
Amortization of operating lease right-of-use assets	209	185
Amortization of debt discount and issuance costs	298	263
Deferred income taxes	—	(17)
Revaluation of contingent royalty obligation payable to Evolus Founders	1,648	1,316
Changes in assets and liabilities:
Accounts receivable	(1,280)	(2,608)
Inventories	(6,458)	(5,571)
Prepaid expenses	(257)	549
Other assets	88	3,454
Accounts payable	3,142	1,471
Accrued expenses	(2,685)	(8,854)
Accrued litigation settlement	(5,000)	(15,000)
Operating lease liabilities	(270)	(232)
Net cash used in operating activities	(20,587)	(38,199)
Cash flows from investing activities
Purchases of property and equipment	(227)	(12)
Additions to capitalized software	(284)	(249)
Net cash used in investing activities	(511)	(261)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(1,308)	(1,039)
Issuance of common stock in connection with incentive equity plan	26	17
Net cash used in financing activities	(1,282)	(1,022)
Effect of exchange rates on cash	(79)	(103)
Change in cash and cash equivalents	(22,459)	(39,585)
Cash and cash equivalents, beginning of period	53,922	146,256
Cash and cash equivalents, end of period	$31,463	$106,671
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,781
Cash paid for income taxes	$27	$—
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next twelve months. The Company recorded net loss from operations of $12,040 and a total net loss of $14,791 for the three months ended March 31, 2023. The Company used cash of $20,587 from operations during the three months ended March 31, 2023, which included the final lump sum settlement payment of $5,000 to Medytox and Allergan, Inc. and Allergan Limited (together, “Allergan”). As of March 31, 2023, the Company had $31,463 in cash and cash equivalents as well as $50,000 available under its debt agreement with Pharmakon, and an accumulated deficit of $512,085.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The Company received net proceeds of $68,695 from Pharmakon, after issuance costs and debt discounts in December 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend its option to draw down the second tranche of $50,000 until December 31, 2023. In exchange for the extension, the Company paid an amendment fee of $500 to Pharmakon. The second tranche of $50,000 may be drawn at the Company’s election no later than December 31, 2023, subject to the terms and conditions of the loan agreement. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. As of March 31, 2023, the Company has not drawn the second tranche. See Note 6. Term Loans for additional information.
On March 8, 2023, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement. As of the date of this Report, the Company’s registration statement relating to the ATM Sales Agreement remains under SEC review, and accordingly, the Company has not sold any shares under the ATM Program. See Note 9. Stockholders’ Equity for additional details.
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. The Company may need to raise additional capital to fund future operations through entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
actions such as reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2023 or for any other interim period.
The accompanying unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 8, 2023.
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
Risks and Uncertainties
The Company is party to an agreement (the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, certain members of the Commonwealth of Independent States, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 8. Commitments and Contingencies and Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through its distribution partner in October 2019. The Company also commercially launched Jeuveau® in Great Britain in September 2022, and in Germany and Austria in February 2023 and, as such, has a limited history of sales in those markets. If any previously granted approval to market and sell Jeuveau® is retracted or the Company is denied approval or approval is delayed by regulators in

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
any other jurisdictions, it may have a material adverse impact on the Company’s business and its consolidated financial statements.
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
Any disruption and volatility in the global capital markets caused by other events, such as public health crises, increased inflation and rising interest rates, and the military conflict between Russia and Ukraine, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Substantially all of the Company’s cash is held by financial institutions that management believes are of high credit quality. Such deposits may, at times, exceed federally insured limits. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant. The Company invests, or plans to soon invest, its excess cash, in line with its investment policy, primarily in money market funds and debt instruments of U.S. government agencies.
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
Inventories
Inventories consist of finished goods held for sale and distribution. Cost is determined based on the estimated amount payable to the Company’s supplier after accounting for any reimbursement receivable pursuant to the Daewoong Settlement Agreement (as such term is defined, and such agreement is discussed, in Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), using the first-in, first-out method with prioritization of the items with the earliest expiration dates. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost, and, for periods on or after December 16, 2020, included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of March 31, 2023.
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
General
The Company generates product revenue from the sale of Jeuveau® in the United States, Great Britain, Germany and Austria, and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $674 and $682 of service revenues for the three months ended March 31, 2023 and 2022, respectively.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2023 and December 31, 2022, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of March 31, 2023 or December 31, 2022. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $6,985 and $9,011, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $7,226 and $4,596, respectively, which were offset by related payments, redemptions and adjustments of $9,252 and $7,538, respectively.
During the three months ended March 31, 2023 and 2022, the Company recognized $7,614 and $7,254, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of March 31, 2023 and December 31, 2022, allowance for doubtful accounts was $2,323 and $2,050, respectively. For the three months ended March 31, 2023 and 2022, provision for bad debts were $273 and $465, respectively, and the write-off amount was $1 and $21, respectively.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which $15,000 was paid in the third quarter of 2021, $15,000 was paid in the first quarter of 2022, and $5,000 was paid in the first quarter of 2023, and issued 6,762,652 shares of its common stock to Medytox. In addition, for the period from December 16, 2020 through September 16, 2022 (the “Restricted Period”), the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. Royalties for sales during the Restricted Period ended in the third quarter of 2022. For the period from December 16, 2020 to September 16, 2022, Daewoong agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement was received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
As of March 31, 2023, there were no liabilities recorded in the accompanying condensed consolidated balance sheets related to the litigation settlement with Allergan and Medytox. As of December 31, 2022, a current liability of $5,000 was recorded in the accompanying condensed consolidated balance sheets related to the litigation settlement with Allergan and Medytox.
See Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for the details of all litigation settlement agreements.

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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $23 and a tax benefit of $2 for the three months ended March 31, 2023 and 2022, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through March 31, 2023 to materially impact its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three months ended March 31, 2023 and 2022 were stock options of 5,824,197 and 5,226,324, respectively, and non-vested RSUs of 3,257,469 and 2,684,775, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying amount, including goodwill, exceeds its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The standard requires prospective application. Early adoption is permitted. The Company adopted this guidance on the effective date of January 1, 2023. There are no material impacts to the consolidated financial statements as a result of this adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU No. 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04 which did not change the core principle of the guidance in ASU No. 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023.The Company prospectively adopted this guidance on the effective date of January 1, 2023 and the adoption did not have a material impact to the consolidated financial statements and resulted in no adjustment to the Company’s prior year earnings.
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

	As of March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$46,650	$—	$—	$46,650

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$46,310	$—	$—	$46,310
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the three months ended March 31, 2023 and 2022.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the three months ended March 31, 2023 and 2022, the Company utilized discount rates between 13.0% and 15.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the unaudited consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended March 31,
	2023	2022
Fair value, beginning of period	$46,310	$44,740
Payments	(1,308)	(1,039)
Change in fair value recorded in operating expenses	1,648	1,316
Fair value, end of period	$46,650	$45,017
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of March 31, 2023 and December 31, 2022, the fair

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
value of long-term debt was $78,229 and $75,232, respectively. The fair value of operating lease liabilities as of March 31, 2023 and December 31, 2022 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(12,284)	$46,792
Capitalized software	2	8,920	(7,785)	1,135
Intangible assets, net		67,996	(20,069)	47,927
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of March 31, 2023		$89,204	$(20,069)	$69,135

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(11,545)	$47,531
Capitalized software	2	8,636	(7,570)	1,066
Intangible assets, net		67,712	(19,115)	48,597
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2022		$88,920	$(19,115)	$69,805
* Intangible assets with indefinite lives have an indeterminable average life.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2023 that are subject to amortization:

Fiscal year
Remaining in 2023	$2,898
2024	3,409
2025	2,955
2026	2,955
2027	2,955
Thereafter	32,755
$47,927
Distribution right represents the license and associated distribution right to develop Jeuveau®, the initial term of which expires in September 2023 and is automatically extended for unlimited additional three-year terms provided that the Company meets certain performance requirements. Additionally, upon FDA approval of Jeuveau® on February 1, 2019, the in-process research and development project was completed and reclassified as a definite-lived distribution right intangible asset, which is amortized on a straight-line basis over the estimated useful life of 20 years.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company capitalized $284 and $250 for the three months ended March 31, 2023 and 2022, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $955 and $843 for the three months ended March 31, 2023 and 2022, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 5. Accrued Expenses
Accrued expenses consisted of:

	March 31,	December 31,
	2023	2022
Accrued royalties under the Medytox Settlement Agreement	$2,500	$2,618
Accrued payroll and related benefits	4,846	7,454
Accrued revenue contract liabilities	6,985	9,011
Accrued interest	2,490	—
Other accrued expenses	5,288	5,711
	$22,109	$24,794

Note 6. Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (“Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend the Company’s option to draw down the second tranche of $50,000 until December 31, 2023, and paid an amendment fee of $500 to Pharmakon. As of March 31, 2023, the Company has not drawn the second tranche. The Pharmakon Term Loans will mature on the sixth-year anniversary of the closing date of the first tranche (“Maturity Date”).
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of March 31, 2023, the Company was in compliance with its debt covenants.
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. As of March 31, 2023, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. Debt discounts and issuance costs associated with the unfunded tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. The overall effective interest rate was approximately 14.77% as of March 31, 2023.
As of March 31, 2023, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
Remainder of 2023	$—
2024	—
2025	—
2026	25,000
2027	25,000
Thereafter	25,000
Total principal payments	75,000
Unamortized debt discounts and issuance costs	(2,954)
Long term debt, net of discounts and issuance costs	$72,046

Note 7. Operating Leases
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Fixed operating lease expense	$273	$269
Variable operating lease expense	34	24
	$307	$293
The weighted-average remaining lease term and discount rate are as follows:

	As of March 31,
	2023	2022
Weighted-average remaining lease term (years)	1.8	2.8
Weighted-average discount rate	9.4%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of March 31, 2023:

Fiscal year
Remainder of 2023	$993
2024	1,377
2025	115
Total operating lease payments	2,485
Less: imputed interest	(211)
Present value of operating lease liabilities	$2,274

Note 8.    Commitments and Contingencies
Purchase Commitments
As of March 31, 2023, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $4,318. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2023 and December 31, 2022.

Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2023, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2023, 56,883,271 shares of its common stock were issued and outstanding.
“At-the-market” Offerings of Common Stock
On March 8, 2023, the Company entered into the ATM Sales Agreement with SVB Securities LLC (the “Sales Agent”) pursuant to which shares of the Company’s common stock could be sold from time to time for aggregate gross proceeds of up to $50,000 (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common shares under the ATM Program. The Company filed a shelf registration statement on Form S-3 and corresponding prospectus to permit sales under the ATM Sales Agreement. As of the date of this Report, that registration statement remains under SEC review and accordingly the Company has not sold any shares under the ATM Program.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of March 31, 2023, the Company had an aggregate of 1,277,515 shares of its common stock available for future issuance under the Plan.

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
In February 2022, the Company granted options to purchase 171,103 shares of common stock and 39,012 RSUs as a material inducement to a newly hired executive. In September 2022, the Company granted options to purchase 169,158 shares of common stock and 36,443 RSUs as a material inducement to a newly hired executive. As of March 31, 2023, stock options to purchase 169,158 shares of common stock and 36,443 RSUs remained outstanding outside of the Plan.
Performance Restricted Stock Units
In January 2023, the Company’s Board of Directors granted performance restricted stock units (“PRSUs”) to certain executive officers. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of certain pre-established performance measures. As of March 31, 2023, an aggregate of 292,349 shares may be issuable pursuant to outstanding PRSU awards if the performance measures are achieved.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2023	2022
Volatility	82.9%	77.5%
Risk-free interest rate	3.55%	1.66%
Expected life (years)	6.20	6.18
Dividend yield rate	—%	—%
A summary of stock option activity for the three months ended March 31, 2023, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2022	4,769,521	$9.24	7.02	$2,911
Granted	1,152,685	10.90
Exercised	(4,632)	5.46
Canceled/forfeited	(93,377)	7.49
Outstanding, March 31, 2023	5,824,197	$9.60	7.25	$5,090
Exercisable, March 31, 2023	3,326,463	$9.98	5.79	$2,811
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of March 31, 2023 and December 31, 2022.
A summary of RSU activity for the three months ended March 31, 2023, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2022	2,696,457	$7.48
Granted	1,297,335	10.76
Vested	(618,069)	6.75
Forfeited	(118,254)	7.51
Outstanding, March 31, 2023	3,257,469	$8.92

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$3,167	$2,914
Research and development	127	45
	$3,294	$2,959

Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement
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
In addition, Medytox’s registration rights under the Registration Rights Agreement will terminate at such time that Medytox is able to sell all of the Settlement Shares over a three-month period, or less, pursuant to an exemption to registration under the Securities Act. As of March 31, 2023, Medytox’s registration rights under the Registration Rights Agreement have terminated.
As of March 31, 2023, the Company accrued $2,500 for royalties under the Medytox/Allergan Settlement Agreements. As of December 31, 2022, the Company accrued $2,618 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense.
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
Total inventory payments to Daewoong were $14,132 and $12,635 for the three months ended March 31, 2023 and 2022, respectively.

Note 11. Subsequent Events
Dermal Filler License Agreement
On May 9, 2023, the Company and Symatese S.A.S (“Symatese”), entered into a License, Supply and Distribution Agreement (the “Symatese Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five dermal filler product candidates, including the products referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use (the “Field”). The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Products for use in the Field.
As consideration for the rights granted under the Symatese Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese Agreement, and additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028, in each case subject to three of the Products gaining approval prior to that date. The Symatese Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the FDA.
The initial term of the Symatese Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese Agreement.
Amendment to Pharmakon Debt Facility
On May 9, 2023, the Company entered into a Third Amendment to Loan Agreement (the “Third Amendment”) with Pharmakon, which amends certain terms of the Loan and Security Agreement, dated December 14, 2021.
The Third Amendment provides that subject to the terms of the Loan Agreement, as amended, Pharmakon will advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 to be advanced on May 31, 2023 and (ii) $25,000 to be advanced on December 15, 2023.
The Third Amendment permits the Company to obtain an additional $15,000 line of credit with another party, secured by portions of the Company’s working capital.
The Third Amendment amended the principal payment terms to seven quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the Term Loans following the 51st-month anniversary of the closing date of the first tranche, and remaining principal balance of the Term Loans on the Maturity Date.
The Third Amendment also amended the Loan Agreement to replace the interest rates based on LIBOR with interest rates based on the Secured Overnight Financing Rate (“SOFR”) throughout the Loan Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We launched Jeuveau® in Great Britain in September 2022, in Germany and Austria in February 2023, and we are finalizing plans for entering additional countries in Europe as part of a phase rollout. In January 2023, we received approval from the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin product in Australia.
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We completed our patient enrollment in the clinical study evaluating the “extra-strength” dose in the second quarter of 2022. This program provides us with the opportunity to offer the first multi-strength neurotoxin, giving customers and consumers increased treatment options. In January 2023, we announced positive interim results from the Phase II clinical trial. The interim data showed that the “extra-strength” formulation of Jeuveau® had a similar safety profile to the controls and demonstrated a median duration of at least 26 weeks based on the time for patients to return to baseline after treatment. The trial is expected to be completed in the first half of 2023, and final results will be presented in the second half of 2023.
On May 9, 2023, we entered into a License, Supply and Distribution Agreement, or the Symatese Agreement, with Symatese S.A.S, pursuant to which Symatese granted to us an exclusive right to commercialize and distribute five dermal filler product candidates which we collectively refer to as Evolysse™, including the products we refer to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye in the United States for aesthetic and dermatological uses. We also have the right of first negotiation to obtain a license from Symatese for any products developed using the same technology as the Evolysse™ line of dermal fillers.
Evolysse™ Lift, Smooth, and Sculpt are currently in advanced stages of clinical trials pursuant to an investigational device exemption, or IDE, from the FDA. We have agreed to a cost-sharing arrangement with Symatese to gain FDA approval of the Evolysse™ Lips and Eye products, and we expect to begin their clinical programs in 2023. Subject to FDA approval, we expect Evolysse™ Lift and Smooth to be commercially launched in the first half of 2025, Evolysse™ Sculpt to be launched in 2026 and Evolysse™ Lips and Eye to be launched in 2027.

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
We have completed all obligations to Allergan and the majority of our obligations to Medytox under the Medytox/Allergan Settlement Agreements. The completed obligations consisted of (i) cash payments of $35.0 million, of which we paid the first payment of $15.0 million in the third quarter of 2021, the second payment of $15.0 million in the first quarter of 2022, and the final payment of $5.0 million in the first quarter of 2023, (ii) payment to Allergan and Medytox of certain royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Products by or on our behalf in the United States, from December 16, 2020 through September 16, 2022, (iii) payment to Medytox, from December 16, 2020 to September 16, 2022, of a low-double digit royalty on net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, and (iv) the issuance of 6,762,652 shares of our common stock to Medytox.
Going forward, our remaining obligation will be to pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States through September 16, 2032.
In addition, in March 2021, we entered into a Confidential Settlement and Release Agreement and certain related agreements with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), which we refer to as the Daewoong Settlement Agreement, under which Daewoong paid us $25.5 million in April 2021, cancelled all remaining milestone payments up to $10.5 million in aggregate under the Daewoong Settlement Agreement and reimbursed us certain amounts (calculated on a dollar amount per vials sold basis in the United States) for sales of certain products with respect to which we are required to pay Medytox and Allergan royalties pursuant to the U.S. Settlement Agreement. See Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional details on the litigation settlement agreements.
As a result of the royalty payments that we are required to pay under the Medytox Settlement Agreements, our cost of sales and gross profit margin have been negatively impacted and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. In exchange for the extension, we paid an amendment fee of $0.5 million to Pharmakon. On May 9, 2023, we entered into a Third Amendment to the loan agreement, which provides for the advancement of the second tranche of $50.0 million in two installments: (i) $25.0 million to be advanced on May 31, 2023 and (ii) $25.0 million to be advanced on December 15, 2023, subject to the terms and conditions of the Pharmakon Term Loans. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
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
Market Trends and Uncertainties
The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including uncertainty regarding the stability of certain financial institutions, increases in inflation rates, rising interest rates, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We anticipate that the remainder of fiscal 2023 will continue to reflect a dynamic macroeconomic environment. We expect elevated levels of cost inflation to continue, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation on our financial condition, results of operations or cash flows in the future.
Management’s Use of Adjusted Gross Profit Margin
Adjusted gross profit and adjusted gross profit margin are not required by, nor presented in accordance with, United States generally accepted accounting principles, or GAAP. Adjusted gross profit is defined as total net revenues less product cost of sales, excluding amortization of an intangible asset. Adjusted gross profit margin is calculated as adjusted gross profit divided by total net revenues. Management believes that adjusted gross profit margin is an important measure for investors because management uses adjusted gross profit margin as a key performance indicator to evaluate the profitability of sales without giving effect to costs that are not core to our cost of sales, such as the amortization of an intangible asset. Adjusted gross profit margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross profit margin should not be considered in isolation or as alternatives to financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. As adjusted gross profit margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, has limitations as an analytical tool and may not be comparable to other similarly titled measures of other companies.
The following are reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended March 31,
(in millions)	2023	2022
Total net revenues	$41.7	$33.9
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	12.1	13.2
Amortization of distribution right intangible asset	0.7	0.7
Total cost of sales	12.9	13.9
Gross profit	28.8	20.0
Gross profit margin	69.1%	58.9%
Add: Amortization of distribution right intangible asset	0.7	0.7
Adjusted gross profit	$29.6	$20.7
Adjusted gross profit margin	70.9%	61.0%

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2023	2022
Product revenue, net	$41.0	$33.2
Service revenue	0.7	0.7
Total net revenues	41.7	33.9

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	12.1	13.2
Selling, general and administrative	37.4	33.4
Research and development	1.4	0.5
Revaluation of contingent royalty obligation payable to Evolus Founders	1.6	1.3
Depreciation and amortization	1.2	0.9
Total operating expenses	53.8	49.4
Loss from operations	(12.0)	(15.4)
Other income (expense):
Non operating expense, net	(2.7)	(2.0)
Other expense, net	0.0	0.0
Loss before income taxes:	(14.8)	(17.5)
Income tax expense (benefit)	0.0	0.0
Net loss	(14.8)	(17.5)
Unrealized loss, net of tax	(0.1)	(0.1)
Comprehensive loss	$(14.9)	$(17.6)
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
Net revenues of Jeuveau® sales increased by $7.8 million, or 23.0%, to $41.7 million for the three months ended March 31, 2023 from $33.9 million for the three months ended March 31, 2022, primarily due to higher sales volumes and a slightly higher average selling price. Net revenues during the three months ended March 31, 2023 and 2022 included $0.7 million of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States by Symatese.
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
Product cost of sales, excluding amortization of intangible assets, decreased by $1.1 million, or 8.3%, to $12.1 million for the three months ended March 31, 2023 from $13.2 million for the three months ended March 31, 2022, primarily due to reduced royalty obligations to Medytox, offset by an increase due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of the Medytox royalty in September 2032.
Gross Profit Margin
Our gross profit margin was 69.1% and 58.9% for the three months ended March 31, 2023 and 2022, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of net revenues was 70.9% and 61.0% for the three months ended March 31, 2023 and 2022, respectively. Our gross profit margin and adjusted gross profit margin were impacted negatively and materially through September 2022, offset by payments we received under the Daewoong Arrangement, by our payments under the Medytox/Allergan Settlement Agreements. Our gross profit margin and adjusted gross profit margin continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $4.0 million, or 12.0%, to $37.4 million for the three months ended March 31, 2023 from $33.4 million for the three months ended March 31, 2022, primarily resulting from increasing personnel costs related to commercial expansion. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $0.9 million to $1.4 million for the three months ended March 31, 2023 from $0.5 million for the three months ended March 31, 2022, primarily from increasing our clinical operations and research and development expenses related to the Phase II “extra-strength” clinical trial. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended March 31, 2023 and 2022, the revaluation charges of $1.6 million and $1.3 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.3 million, or 33.3%, to $1.2 million for the three months ended March 31, 2023 from $0.9 million for the three months ended March 31, 2022, primarily due to an increase in amortization of the internal use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $0.6 million, or 31.3%, to $2.7 million for the three months ended March 31, 2023 from $2.0 million for the three months ended March 31, 2022, primarily due to higher interest expense for the Pharmakon Term Loans. The interest on Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to result in higher interest expense in the current interest rate environment.
Income Taxes Expense

There was minimal income tax expense for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources
As of March 31, 2023 we had cash and cash equivalents of $31.5 million, positive working capital of $43.4 million and stockholders’ equity of $6.9 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $512.1 million as of March 31, 2023 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $14.8 million and $17.5 million for the three months ended March 31, 2023 and 2022, respectively. We had net loss from operations of $12.0 million and $15.4 million for the three months ended March 31, 2023 and 2022, respectively. We used net cash of $20.6 million and $38.2 million in operating activities for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia, pursue regulatory approvals in other jurisdictions and ready for commercial launch of the Evolysse™ Lift, Smooth, and Sculpt dermal filler product line.
Impact of Inflation
The markets in which we operate are currently experiencing increased inflation. While we do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented, a prolonged inflationary environment could increase our cash required for operations and impact our liquidity position.
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) with SVB Securities LLC (the “Sales Agent”) pursuant to which shares of our common stock could be sold from time to time for aggregate gross proceeds of up to $50.0 million (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of our common shares under the ATM Program. We filed a shelf registration statement on Form S-3 and corresponding prospectus to permit sales under the ATM Sales Agreement. As of the date of this Report, that registration statement remains under SEC review, and accordingly we have not sold any shares under the ATM Program.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. On May 9, 2023, we entered into a Third Amendment to the loan agreement, which provides for the advancement of the second tranche of $50.0 million in two installments: (i) $25.0 million to be advanced on May 31, 2023 and (ii) $25.0 million to be advanced on December 15, 2023, subject to the terms and conditions of the Pharmakon Term Loans. We are required to pay interest only under the Loan Agreement until March 2026, after which we make seven equal quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the loan. We pay the remaining principal of the loan on the maturity date. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR rate floor of 1.0%) plus 8.5%, and matures in December 2027. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments of a low-single digit percentage of net sales of Jeuveau® to the Evolus Founders. These obligations terminate at the end of the second quarter of 2029. The fair value of the obligations is valued quarterly and is referred to in our condensed consolidated financial statements as the contingent royalty obligation.
As of March 31, 2023, we recorded an aggregate balance of $46.7 million on our balance sheet for the future royalty payment obligation to Evolus Founders.

Litigation Settlement
As described in “—Overview—Impact of Settlement Agreements,” on February 18, 2021, upon entering into the Medytox/Allergan Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years, of which we paid the first payment of $15.0 million in the third quarter of 2021, the second payment of $15.0 million in the first quarter of 2022, and the final payment of $5.0 million in the first quarter of 2023. We also issued 6,762,652 shares of common stock to Medytox. In addition, during the period from December 16, 2020 through September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly.
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
Symatese Agreement
The Symatese Agreement includes certain milestone payments, development cost-sharing arrangements, and minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, and cash available under the Pharmakon Term Loans, will be sufficient to satisfy our cash requirements for at least the next twelve months for working capital to support our daily operations and meet commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents, cash generated from operations, and cash available under the Pharmakon Term Loans, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to, the impact of any potential disruptions to our supply chain, inflation or other economic conditions, uncertainty regarding the stability of certain financial institutions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.

Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® in the United States and success of planned international launches;
•the timing of regulatory approval for the Evolysse™ dermal filler product line in the United States by Symatese;
•development costs and milestone payments related to the Evolysse™ products;
•our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively;
•corporate development activities including the purchase, license, or other acquisition of products and services to add to our product or service offerings;
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in:
Operating activities	$(20.6)	$(38.2)
Investing activities	(0.5)	(0.3)
Financing activities	(1.3)	(1.0)
Effect of exchange rates on cash	(0.0)	(0.1)
Change in cash and cash equivalents	(22.4)	(39.6)
Cash and cash equivalents, beginning of period	53.9	146.3
Cash and cash equivalents, end of period	$31.5	$106.7
Operating Activities
For the three months ended March 31, 2023, operating activities used $20.6 million of cash, which primarily resulted from our net loss of $14.8 million. Net operating assets and liabilities changed by $12.7 million primarily driven by timing of collections from customers, payments to vendors, the timing of inventory purchases from our supplier, and the final cash litigation settlement payment of $5.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $3.3 million of stock-based compensation expense, $1.6 million in revaluation of our contingent royalty obligation, $0.3 million of provision of allowance for doubtful accounts and $1.2 million of depreciation and amortization.
For the three months ended March 31, 2022, operating activities used $38.2 million of cash, which primarily resulted from our net loss of $17.5 million. Net operating assets and liabilities changed by $26.8 million primarily driven by timing of receipts from customers and payments to vendors and the second cash litigation settlement payment of $15.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $3.0 million of stock-based compensation expense, $1.3 million in revaluation of our contingent royalty obligation, $0.5 million of provision of allowance for doubtful accounts and $0.9 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $0.5 million for the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022. The increase in cash used in investing activities was attributable to additional purchases of property and equipment during the three months ended March 31, 2023.
Financing Activities
Cash used in financing activities was $1.3 million for the three months ended March 31, 2023, compared to $1.0 million for the three months ended March 31, 2022. The increase in cash used in financing activities was attributable to an increase in payments of contingent royalty obligations to Evolus Founders.
Indebtedness
See “—Liquidity and Capital Resources” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans, (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) milestone payments, development cost-sharing arrangements, and minimum annual purchases under the Symatese Agreement, and (v) obligations under operating leases related to our office spaces. During the three months ended March 31, 2023, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described above with the respect to the Symatese Agreement..

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
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2022. However, we adopted ASC 326 on January 1, 2023, which requires us to estimate the allowance for credit losses using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2. Summary of Significant Accounting Policies-Recent Accounting Pronouncements.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 8.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Part I, Item 1. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We currently depend entirely on the successful commercialization of our only commercially available product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
We currently have only one commercially available product, Jeuveau®, and our business presently depends entirely on our ability to successfully market and sell it in a timely manner. We commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019. We commercially launched in Great Britain in September 2022, and in Germany and Austria in February 2023, and as such, we have a limited history of generating revenue for Jeuveau® in those markets. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®. Each of these factors may vary on a country by country basis as we expand our operations.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only commercially available product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019. We began selling Jeuveau® in Great Britain in September 2022 and in Germany and Austria in February 2023 and, as such, have a limited history of generating revenue in those markets. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $14.8 million for the three months ended March 31, 2023, and we recorded a net loss of $74.4 million and net loss of $46.8 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit as of March 31, 2023 of $512.1 million. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
We are reliant on Symatese to achieve regulatory approval for the Evolysse™ product line in the United States. Failure to obtain approval for the Evolysse™ product line would negatively affect our ability to sell these products.
The FDA regulatory process for medical devices such as Evolysse™ is complex, time-consuming and subject to numerous inherent risks. Before Evolysse™ can be marketed in the United States, Symatese must submit and the FDA must approve a Premarket Approval, or PMA. For the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved through a PMA application generally need FDA approval.
We are substantially dependent on our relationship with Symatese for the regulatory approval process of the Evolysse™ dermal filler product candidates. While we have agreed to share certain costs associated with the regulatory approval process to provide our experience to Symatese, Symatese is ultimately responsible for obtaining regulatory approval of the Evolysse™ product line. If Symatese encounters difficulties or delays in obtaining regulatory approvals for these products, our ability to commercialize and generate revenue from these products could be materially and adversely affected. As a result, our reliance on Symatese for the regulatory approval process exposes us to risks associated with Symatese’s ability to successfully navigate the complex regulatory landscape. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition, and results of operations.
In addition, if Symatese fails to maintain compliance with applicable regulatory requirements or if regulatory authorities impose new requirements, the approval process could be delayed or approvals could be denied. This may result in additional costs, reduced revenue projections, and potential harm to our business, reputation and market position.
We may require additional financing to fund our future operations, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval and launch of Jeuveau® in the United States, Europe, Canada, and Australia. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell Jeuveau® and for the clinical development of any additional product candidates we may choose to pursue. While we believe that we currently have adequate capital resources, which consist of cash and cash equivalents and cash generated from operations, to operate our business until our business generates profits and positive cash flow, this belief is based upon certain financial assumptions including net revenue, gross margin, working capital and expense assumptions. If these assumptions are incorrect, or if we experience other risks or uncertainties set forth in this Quarterly Report on Form 10-Q, we may require additional capital to operate our business.
We expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau®, research and development, approval and commercialization of products and any of our future product candidates, including our proposed higher strength dose of Jeuveau® and the Evolysse™ line of dermal fillers, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell Jeuveau® or, if approved, the Evolysse™ line of dermal fillers. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
If we were to raise additional capital through marketing and distribution arrangements, or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to market and sell Jeuveau® or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
In addition, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. In the event we are unable to raise sufficient capital to fund our commercialization efforts to achieve specified minimum sales targets under the Daewoong Agreement and the Symatese Agreement, we will lose exclusivity of the license that we have been granted under the Daewoong Agreement and the Symatese Agreement. In addition, if we are unable to raise additional capital when required or on acceptable terms, we will be required to take actions to address our liquidity needs which may include the following: significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
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
Additionally, if Medytox fails to comply with the terms of the Medytox Settlement Agreement and comply with the covenants and agreements under the Medytox Settlement Agreement, it could materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. For example, as required by the Medytox Settlement Agreement, in February 2021 Medytox filed a document with the Korean court that its litigation with Daewoong would not affect our right to have Jeuveau® manufactured by Daewoong or exported to us. If Medytox were to breach the Medytox Settlement Agreement and rescind this filing and the Korean court issued a ruling against Daewoong, our supply of Jeuveau® could be hindered. We would also be required to engage in costly and time-consuming litigation in order to enforce our rights under the Medytox Settlement Agreement.

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
Because we do not expect Jeuveau® for the treatment of glabellar lines or, subject to regulatory approval, the Evolysse™ line of dermal fillers to be reimbursed by any government or third-party payor, our only product is and will continue to be paid for directly by the consumer. Demand for Jeuveau® and, subject to regulatory approval, the Evolysse™ line of dermal fillers, is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn, instability or crises affecting banks or other financial institutions, or inflation in consumer prices, as we are currently experiencing, could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau®, Evolysse™, or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, instability or crises affecting banks or other financial institutions, or political disruption could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.
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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
The funds in our operating accounts are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts exceeds applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems, which could adversely impact our liquidity. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. On March 26, 2023, the assets, deposits and loans of Silicon Valley Bank were acquired by First-Citizens Bank & Trust Company. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us , or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences.
Our products will face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Jeuveau® is approved for use and Evolysse™ is being investigated for use in facial aesthetic medicine. The facial aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. We anticipate that our products will face significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the facial aesthetic medicine market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
These competitors may also try to compete with our aesthetic products on price both directly, through rebates and promotional programs to high volume physicians and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant number of studies and publications that they could use to compete with us.
In the long term, we expect to expand our focus to the broader self-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. obtained approval for an injectable botulinum toxin type A neurotoxin on September 8, 2022, called “Daxxify.”. Additionally, Hugel Inc., submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin and received a Complete Response Letter from the FDA in April 2023. With the approval of the Revance Therapeutic’s BLA and the potential approval of Hugel, Inc.’s BLA, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader self-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
In addition, competitors may develop new technologies within the aesthetic market that may be superior in safety and efficacy to our products or offer alternatives to the use of toxins or dermal fillers, including surgical and radio frequency techniques. To compete successfully in the aesthetic market, we will have to demonstrate that our products are at least as safe and effective as current products sold by our competitors. Competition in the aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
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
Our products may fail to achieve the broad degree of physician adoption and use or consumer demand necessary for continued commercial success.
Jeuveau® or, subject to regulatory approval, the Evolysse™ line of dermal fillers may fail to gain sufficient market acceptance by physicians, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau® and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ line of dermal fillers, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
The degree and rate of physician adoption of Jeuveau® and any product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs, training of our customers and ability to overcome any biases physicians or consumers may have toward the use, safety and efficacy of existing products over our products. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than we can so long as Jeuveau® remains our only commercially available product.
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
If Jeuveau®, Evolysse™, or any product candidates fails to achieve the broad degree of physician adoption necessary for commercial success or the requisite consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
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
The systems underlying our digital technology may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our digital technology is unavailable when customers attempt to access them, or if they do not load as quickly as expected, users may not use our technology as often in the future, or at all, and our ability to sell our products through a more limited sales force may be disrupted and we may not realize the efficiencies of leveraging our digital technology, any of which could adversely affect our business and financial performance. As the number of users of our digital technology continues to grow we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our customers’ experience with our digital technology which may decrease our revenue and harm our results of operations.
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
Physicians may also misuse Jeuveau® or any future product we offer or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If Jeuveau® or any future product candidates are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of Jeuveau® or any future product candidates for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.
Our products may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling, result in post-approval regulatory action or in product liability lawsuits.
Unforeseen side effects from Jeuveau®, Evolysse™, or any product we may offer in the future could arise either during clinical development or after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or similar regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA, the EMA or similar regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug or device-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.
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
We face an inherent risk of product liability as a result of the commercialization of Jeuveau®, Evolysse™, and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources and result in decreased demand for Jeuveau®, Evolysse™ or any future product candidates or products we may develop, termination of clinical trial sites or entire trial programs, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants or cancellation of clinical trials and significant costs and diversion management’s time to defend the related litigation.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of Jeuveau®, Evolysse™, or any future products that we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
Any of the above events could prevent us from achieving or maintaining market acceptance of the affected product, negatively impact our revenues and could substantially increase the costs of commercializing our products. The demand for our products could also be negatively impacted by any adverse effects of a competitor’s product or treatment.
Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
Although most of our effort is focused on the commercialization of Jeuveau®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the self-pay aesthetic market. Jeuveau® is currently our sole commercially available product and Evolysse™ has not yet been approved for use by the FDA. Our competitors are currently able to bundle multiple aesthetic products to provide a more comprehensive offering than we can as a single product company. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising aesthetic product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
As of March 31, 2023, we had 224 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Our business may be materially adversely affected by the impact of geopolitical tensions, including the ongoing military conflict between Russia and Ukraine, on the global economy and capital markets.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which could continue. Other such geopolitical conflicts, particularly in the regions in which we operate or seek to expand, could have a similar impact.
Additionally, the military conflict in Ukraine has led to the imposition of sanctions and other penalties by the U.S., EU and other countries against Russia. Russian military actions and the resulting sanctions have adversely affected the global economy and financial markets and could lead to further instability and lack of liquidity in capital markets, which could make it more difficult for us to obtain additional funds at terms favorable to us, or at all.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed to such fluctuations are the British pound and the EU euro. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, such as under our Symatese Agreement, which has payments denominated in Euros, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to market and sell Jeuveau® successfully, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our board of directors, Sandra Beaver, our Chief Financial Officer, and Rui Avelar, our Chief Medical Officer and Head of R&D, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau®, Evolysse™ or any future products we develop.
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
Our strategy is to focus exclusively on the self-pay healthcare market. This focus may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we have chosen not to offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for Jeuveau® or any future products, such as Evolysse™.
For example, under the Daewoong Agreement our rights to market and sell Jeuveau® are limited to cosmetic indications and under the Symatese Agreement our rights are limited to aesthetic and dermatologic uses. Daewoong has subsequently licensed the rights to the therapeutic indications for Jeuveau® to a third party. As a result, we do not have the ability to expand the permitted uses of our products for therapeutic indications.
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
Our research and development and manufacturing activities in the future may, and our licensors’ manufacturing and supplying activities presently do, involve the controlled storage, use and disposal of hazardous materials, including botulinum toxin type A, a key component of Jeuveau®, and other hazardous compounds. We and our licensors are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our licensors’ facilities pending their use and disposal. We and our licensors cannot eliminate the risk of contamination, which could cause an interruption of any of our licensor’s manufacturing processes, our commercialization efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our licensors for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent.
We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of Jeuveau®, Evolysse™, and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
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
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.
The Pharmakon Term Loans have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness (even though the amount borrowed remains the same) and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes and materially and adversely affect our profitability, cash flows and results of operations.
On May 9, 2023, we and Pharmakon entered into the Third Amendment to the Loan Agreement. Among other changes, the Third Amendment implements the transition from a London Interbank Offered Rate (“LIBOR”) based interest rate to a Secured Overnight Financing Rate (“SOFR”) based interest rate. SOFR is calculated differently from LIBOR and since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates. It is possible that SOFR over time may bear little or no relation to the historical actual or historical indicative data. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and could adversely affect our liquidity, financial condition, and earnings. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may negatively impact our financial results.
Risks Related to Our Relationship with Our Licensors
We rely on the Daewoong Agreement and the Symatese Agreement and any termination or loss of significant rights, including exclusivity, under these agreements would materially and adversely affect our business.
Our ability to exclusively commercialize Jeuveau® and Evolysse™ are completely dependent on the Daewoong Agreement and the Symatese Agreement, respectively. Under each agreement we have numerous obligations including, minimum product purchases, milestone payments and commercialization and development obligations. If we breach any material obligation, our partners may terminate or decrease our rights under the agreements. If we were to lose rights under either agreement we would experience an immediate reduction in our revenues and future business opportunities. We believe it would be difficult to find an alternative supplier of these products. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with either of our partners the demand for our products could be materially and adversely affected.
We currently rely solely on Daewoong to manufacture Jeuveau® and on Symatese to manufacture Evolysse™ and as such, any production or other problems with either licensor could adversely affect us.
We depend solely upon Daewoong for the manufacturing of Jeuveau® and on Symatese to manufacture Evolysse™. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Suppliers of any new product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on Daewoong and Symatese entails additional risks, including reliance on our partners for regulatory compliance and quality assurance, the possible breach of either the Daewoong Agreement by Daewoong or the Symatese Agreement by Symatese, and the possible termination or nonrenewal of either agreement at a time that is costly or inconvenient for us. Our failure, or the failure of our partners, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Our dependence on our partners also subjects us to all of the risks related to our partner’s business, which are all generally beyond our control. Our partners’ ability to perform their obligations under their respective agreements is dependent on their operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in their home countries and the broader region in general and the ability of our partners to continue to successfully attract customers and compete in its market.
Additionally, we are dependent on our licensors for day-to-day compliance with cGMP for production of our products. Facilities used by our licensors to produce the drug substance, devices and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. If the safety of our products is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could adversely impact our ability to effectively market and sell our products.
Any failure or refusal by our licensors or any other third party to supply our products that we may develop could delay, prevent or impair our clinical development or commercialization efforts.
Moreover, our licensors developed the manufacturing process for our products in facilities outside the United States. If these facilities were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, public health emergencies (such as the COVID-19 outbreak) employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility is disrupted for any other reason, such an event could jeopardize our licensors’ ability to manufacture our products as promptly as we or our customers expect or possibly at all. If our licensors are unable to manufacture our products within a timeframe that meets our and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed. Any disaster recovery and business continuity plans that we and our licensors may have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or our licensors’ lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.
We forecast the demand for commercial quantities of our products, and if our forecasts are inaccurate, we may experience delays in shipments, increased inventory costs or inventory levels, and reduced cash flow.
We purchase our products from our licensors, Daewoong and, subject to regulatory approval, Symatese. Pursuant to our agreements with our licensors, we are obligated to submit forecasts of anticipated product orders and may, from time to time, submit purchase orders on the basis of these forecasting requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. In addition, we expect our licensors to manufacture our products for other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and our licensors may be unable to meet our increased demand. In addition, our product will have fixed future expiration dates. If we overestimate requirements for our products, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate requirements for our products, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
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
Additionally, we are aware that multiple entrants into the United States dermal filler market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their dermal filler products. As the importer of record and commercial distributor of Evolysse™, we may be required to defend these cases, which may result in increased legal costs and royalty costs.
Parties making claims against us or any of our current or future licensors may request and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, we or any of our current or future licensors may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties which may not be commercially or more available, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical trial supplies or allow commercialization of our products or any future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. Similarly, third-party patents could exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
If we or any of our current or future licensors, including Daewoong and Symatese, are unable to maintain, obtain or protect intellectual property rights related to our products, we may not be able to compete effectively in our market.
We and our current licensors, Daewoong and Symatese, currently rely upon a combination of trademarks, trade secret protection, confidentiality agreements and proprietary know-how. Botulinum toxin cannot be patented, as it is produced by Clostridium botulinum, a gram-positive, rod-shaped, anaerobic, spore-forming, motile bacterium with the ability to produce the neurotoxin botulinum. Only the manufacturing process for botulinum toxin can be patented, for which Daewoong has obtained a U.S. patent. Our trade secrets and other confidential proprietary information and those of our licensors could be disclosed or competitors could otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we or any of our current or future licensors may encounter significant problems in protecting and defending our or their intellectual property both in the United States and internationally. If we or any of our current or future licensors are unable to prevent material disclosure of the non-patented intellectual property related to our products to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business.
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
We are reliant on the ability of our licensors, to maintain their intellectual property and protect their intellectual property against misappropriation, infringement or other violation. We may not have primary control over our future licensors’ patent prosecution activities. Furthermore, we may not be allowed to comment on prosecution strategies, and patent applications may be abandoned by the patent owner without our knowledge or consent. With respect to patents that are issued to our licensors, or patents that may be issued on patent applications, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. As a licensee, we are reliant on Daewoong, Symatese, and our future licensors to defend any third-party claims. Our licensors may not defend or prosecute such actions as vigorously or in the manner that we would have if entitled to do so, and we will be subject to any judgment or settlement resulting from such actions. Also, a third-party may challenge the validity of our in-licensing transactions. Furthermore, even if they are unchallenged, any of our future in-licensed patents and patent applications may not adequately protect the licensors or our intellectual property or prevent others from designing around their or our claims.
We may become involved in lawsuits to protect or enforce our intellectual property or the patents and other intellectual property of our licensors, which could be expensive and time-consuming.
Competitors may infringe our intellectual property, including any future patents we may acquire, or the patents and other intellectual property of our licensors, including Daewoong or Symatese. As a result, we or any of our current or future licensors may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or any of our current or future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.
An adverse determination of any litigation or other proceedings could put one or more of such patents at risk of being invalidated or interpreted narrowly. Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to any of our future patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us or any of our current or future licensors may fail or may be invoked against us or our licensors by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management or the management of any of our current or future licensors, including Daewoong or Symatese. We may not be able, alone or with any of our current or future licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
A third party may hold intellectual property, including patent rights that are important or necessary to the development of Evolysse™ or our future product candidates including certain formulations and methods of production of these products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.
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
We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, the EU, Canada and other countries, principally by the FDA, the U.S. Drug Enforcement Administration, the Centers for Disease Control and Prevention, the EMA and other similar regulatory authorities. Our partners Daewoong and Symatese are also subject to extensive regulation by the FDA and their own country’s regulatory authorities as well as other regulatory authorities. Our failure to comply with all applicable regulatory requirements, or our partner’s failure to comply with applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and the Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other enforcement or administrative actions, including, sanctions, warnings, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.
Following regulatory approval, we, and our direct and indirect suppliers, including Daewoong and Symatese, remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in requirements that we implement REMS programs, requirements that we complete government mandated clinical trials, and government enforcement actions including those relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls.
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
Regulatory approval of a BLA or BLA supplement, PMA, marketing authorization application, or MAA, or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for the FDA, the EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, the EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:
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
•general requirements intended to address risks associated with a class of drugs, such as a new REMS requirement for neurotoxins, dermal fillers or other aesthetic products;
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
Jeuveau® and, subject to regulatory approval, Evolysse™ and any other approved products are subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau® and any other future product candidates, such as Evolysse™, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice, or GCP, requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
Some participants in our clinical trials have reported adverse events after being treated with Jeuveau®. If we are successful in commercializing Jeuveau® or any other product candidate, including Evolysse™, the FDA and other regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authorities could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that Jeuveau® or Evolysse™ will subject us to the various U.S. federal and most state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
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
We had 56,883,271 shares of common stock issued and outstanding as of March 31, 2023. As of March 31, 2023, Medytox owned 8.9% of our outstanding shares of common stock, Alphaeon 1, LLC owned 7.4% of our outstanding shares of common stock, and Daewoong owned 5.5% of our outstanding shares of common stock.
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
Our stock price is volatile. For example, the closing price of our common stock during the three months ended March 31, 2023 has ranged from a low of $7.81 to a high of $11.05. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•any termination or loss of rights under the Daewoong Agreement or the Symatese Agreement;
•adverse developments in the regulatory approval process for Evolysse™;
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

Evolus, Inc.

Date:	May 9, 2023	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)