Form 10-Q
period 2023-06-30
Evolus, Inc.
filed 2023-08-02
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of July 28, 2023, 56,971,563 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
You should carefully consider these risks, as well as the additional risks described in other documents we file with the U.S. Securities and Exchange Commission (“SEC”) in the future, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, which may from time to time amend, supplement or supersede the risks and uncertainties we disclose. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
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
•We are dependent on Symatese to achieve regulatory approval for the Evolysse™ dermal filler product line in the United States. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
•We may require additional financing to fund our future operation or execute corporate development activities, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
•The terms of the Settlement Agreement with Medytox will continue to reduce our profitability.
•Our business, financial condition and operations have been, and may in the future be, adversely affected by a COVID-19 resurgence or other similar infectious disease outbreaks.
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
EVOLUS™, Jeuveau®, Evolux® and Evolysse™ are trademarks of ours that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. The product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,705	$53,922
Accounts receivable, net	28,996	22,448
Inventories	19,859	18,852
Prepaid expenses	4,297	3,902
Other current assets	1,603	1,678
Total current assets	96,460	100,802
Property and equipment, net	2,353	2,616
Operating lease right-of-use assets	1,523	1,947
Intangible assets, net	47,216	48,597
Goodwill	21,208	21,208
Other assets	223	2,813
Total assets	$168,983	$177,983
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,835	$8,935
Accrued expenses	24,184	24,794
Accrued litigation settlement	—	5,000
Operating lease liabilities	1,349	1,320
Contingent royalty obligation payable to Evolus Founders	7,981	6,460
Total current liabilities	41,349	46,509
Operating lease liabilities	646	1,224
Contingent royalty obligation payable to Evolus Founders	39,100	39,850
Term loan, net of discount and issuance costs	94,829	71,879
Deferred tax liability	22	22
Total liabilities	175,946	159,484
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 56,937,823 and 56,260,570 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	523,729	516,129
Accumulated other comprehensive loss	(468)	(337)
Accumulated deficit	(530,225)	(497,294)
Total stockholders’ equity (deficit)	(6,963)	18,499
Total liabilities and stockholders’ equity (deficit)	$168,983	$177,983
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$48,680	$37,163	$89,727	$70,389
Service revenue	666	—	1,340	682
Total net revenues	49,346	37,163	91,067	71,071

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	14,712	15,819	26,858	29,027
Selling, general and administrative	41,174	36,875	78,558	70,317
Research and development	1,208	1,550	2,589	2,018
In-process research and development	4,441	2,000	4,441	2,000
Revaluation of contingent royalty obligation payable to Evolus Founders	1,682	1,414	3,330	2,730
Depreciation and amortization	1,247	853	2,449	1,775
Total operating expenses	64,464	58,511	118,225	107,867
Loss from operations	(15,118)	(21,348)	(27,158)	(36,796)
Other income (expense):
Interest income	164	4	263	4
Interest expense	(3,182)	(2,075)	(5,971)	(4,123)
Other income (expense), net	19	(24)	(19)	(31)
Loss before income taxes:	(18,117)	(23,443)	(32,885)	(40,946)
Income tax expense	23	28	46	26
Net loss	$(18,140)	$(23,471)	$(32,931)	$(40,972)
Other comprehensive loss:
Unrealized loss, net of tax	(52)	(62)	(131)	(165)
Comprehensive loss	$(18,192)	$(23,533)	$(33,062)	$(41,137)
Net loss per share, basic and diluted	$(0.32)	$(0.42)	$(0.58)	$(0.73)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	56,920,260	56,079,569	56,699,145	55,906,356
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	464,376	—	17	—	—	17
Stock-based compensation	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	(17,501)	(17,501)
Other comprehensive loss	—	—	—	(103)	—	(103)
Balance at March 31, 2022	56,041,364	$1	$507,733	$(103)	$(440,383)	$67,248
Issuance of common stock in connection with the incentive equity plan	22,049	$—	$167	$—	$—	$167
Stock-based compensation	—	—	2,979	—	—	2,979
Net loss	—	—	—	—	(23,471)	(23,471)
Other comprehensive loss	—	—	—	(62)	—	(62)
Balance at June 30, 2022	56,063,413	$1	$510,879	$(165)	$(463,854)	$46,861

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	622,701	—	26	—	—	26
Stock-based compensation	—	—	3,294	—	—	3,294
Net loss	—	—	—	—	(14,791)	(14,791)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balance at March 31, 2023	56,883,271	$1	$519,449	$(416)	$(512,085)	$6,949
Issuance of common stock in connection with the incentive equity plan	54,552	$—	$109	$—	$—	$109
Stock-based compensation	—	—	4,171	—	—	4,171
Net loss	—	—	—	—	(18,140)	(18,140)
Other comprehensive loss	—	—	—	(52)	—	(52)
Balance at June 30, 2023	56,937,823	$1	$523,729	$(468)	$(530,225)	$(6,963)
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(32,931)	$(40,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,449	1,775
Stock-based compensation	7,465	5,938
Provision for bad debts	342	739
Amortization of operating lease right-of-use assets	424	376
Amortization of debt discount and issuance costs	577	533
Deferred income taxes	—	(11)
Revaluation of contingent royalty obligation payable to Evolus Founders	3,330	2,730
Changes in assets and liabilities:
Accounts receivable	(6,890)	(7,108)
Inventories	(5,610)	(12,625)
Prepaid expenses	(395)	(2,324)
Other assets	77	4,399
Accounts payable	3,425	4,394
Accrued expenses	(610)	(1,456)
Accrued litigation settlement	(5,000)	(15,000)
Operating lease liabilities	(550)	(475)
Net cash used in operating activities	(33,897)	(59,087)
Cash flows from investing activities
Purchases of property and equipment	(235)	(243)
Additions to capitalized software	(492)	(406)
Net cash used in investing activities	(727)	(649)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(2,559)	(2,055)
Proceeds from issuance of long-term debt, net of discounts	25,000	—
Payments for debt issuance costs	(38)	—
Issuance of common stock in connection with incentive equity plan	135	184
Net cash provided by (used in) financing activities	22,538	(1,871)
Effect of exchange rates on cash	(131)	(165)
Change in cash and cash equivalents	(12,217)	(61,772)
Cash and cash equivalents, beginning of period	53,922	146,256
Cash and cash equivalents, end of period	$41,705	$84,484
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$5,390	$3,582
Cash paid for income taxes	$56	$54
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a performance beauty company focused on delivering products in the self-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018, the European Commission (“EC”) in September 2019 and the Australian Therapeutics Good Administration (“TGA”) in January 2023. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, and began its launch in Europe in September 2022. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next twelve months. The Company recorded net loss from operations of $15,118 and a total net loss of $18,140 for the three months ended June 30, 2023. The Company used cash of $33,897 from operations during the six months ended June 30, 2023, which included the final lump sum settlement payment of $5,000 to Medytox and Allergan, Inc. and Allergan Limited (together, “Allergan”). As of June 30, 2023, the Company had $41,705 in cash and cash equivalents as well as $25,000 available under its term loan agreement with Pharmakon (described below) and an accumulated deficit of $530,225.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The Company received net proceeds of $68,695 from Pharmakon, after issuance costs and debt discounts in December 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend its option to draw down the second tranche of $50,000 until December 31, 2023. In exchange for the extension, the Company paid an amendment fee of $500 to Pharmakon. On May 9, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Pharmakon loan agreement. Under the Third Amendment, Pharmakon will advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 advanced on May 31, 2023 and (ii) $25,000 to be advanced on December 15, 2023. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See Note 6. Term Loans for additional information.
On March 8, 2023, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. The Company has not yet sold any shares under the ATM Sales Agreement. See Note 9. Stockholders’ Equity for additional details.
The Company believes that its current capital resources, which consist of cash and cash equivalents, and the final tranche of $25,000 under the Pharmakon Term Loans, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. The Company may need to raise additional capital to fund future operations or execute corporate development activities through entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to reduce its scope of operations to reduce the current rate of spending through actions such as reductions in staff

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

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
The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through its distribution partner in October 2019. The Company also began commercially launching Jeuveau® in Europe in September 2022 and, as such, has a limited history of sales in those markets. If any previously granted approval to market and sell Jeuveau® is retracted or the Company is denied approval or approval is delayed by regulators in any other jurisdictions, it may have a material adverse impact on the Company’s business and its consolidated financial statements.

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
Any disruption and volatility in the global capital markets, including caused by other events, such as public health crises, increased inflation and rising interest rates, and the military conflict between Russia and Ukraine, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker. The Company has determined that it operates in a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer who manages operations and reviews the financial information as a single operating segment for the purposes of allocating resources and evaluating its financial performance.
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
The Company’s accounts receivable is derived from customers located principally in the United States. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s credit evaluation process. The Company does not typically require collateral from its customers. Credit losses historically have not been material. The Company continuously monitors customer payments and maintains an allowance for credit losses based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost and certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement), as partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Settlement Agreement with respect to such royalties.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of June 30, 2023.
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
General
The Company generates product revenue from the sale of Jeuveau® in the United States and Europe, and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $666 and $1,340 of service revenues for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, service revenues were $0 and $682, respectively.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2023 and December 31, 2022, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of June 30, 2023 or December 31, 2022. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $8,941 and $9,011, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2023 and 2022, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $15,502 and $9,517, respectively, which were offset by related payments, redemptions and adjustments of $15,571 and $10,765, respectively.
During the six months ended June 30, 2023 and 2022, the Company recognized $7,689 and $7,566, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
collection. As of June 30, 2023 and December 31, 2022, allowance for credit losses was $2,495 and $2,050, respectively. For the three and six months ended June 30, 2023 provision for bad debts were $69 and $342, respectively, and the recovery of write-off amount was $103 and $103, respectively. For the three and six months ended June 30, 2022, provision for bad debts were $275 and $739, respectively, and the write-off amount was $64 and $85, respectively.
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
Collaboration Agreement
In June 2022, the Company entered into a License and Research Collaboration Agreement (the “Collaboration Agreement”) with a 3D printing company with biomaterial capabilities (the “Licensor”). Under the terms of the Collaboration Agreement, the Company was granted a license to the Licensor’s technology to develop and commercialize any aesthetic product or non-therapeutic product that is created through the use or practice of the Licensor’s patents. The Company paid $2,000 upon the signing of the Collaboration Agreement and has research funding, ongoing milestone and royalty payment obligations depending on the development plans, the success of such development and approval and commercialization of products. The upfront payment of $2,000 was recorded as in-process research and development expense in the six months ended June 30, 2022.
Symatese Agreement
On May 9, 2023, the Company and Symatese S.A.S (“Symatese”), entered into a License, Supply and Distribution Agreement (the “Symatese Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five dermal filler product candidates, including the products referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ line of dermal fillers.
As consideration for the rights granted under the Symatese Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese Agreement, and additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028, in each case subject to three of the Products gaining approval prior to that date. The Company paid $4,441 as an upfront payment upon the signing of the Symatese Agreement and has developmental costs, ongoing milestone and royalty payment obligations. The Symatese Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the FDA.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The initial term of the Symatese Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese Agreement. The upfront payment of $4,441 was recorded as in-process research and development expense in the six months ended June 30, 2023.
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
As of June 30, 2023, there were no liabilities recorded in the accompanying condensed consolidated balance sheets related to the litigation settlement with Allergan and Medytox. As of December 31, 2022, a current liability of $5,000 was recorded in the accompanying condensed consolidated balance sheets related to the litigation settlement with Allergan and Medytox.
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
The Company uses a Monte Carlo simulation model to determine the fair value of performance units with market conditions at the grant date. The Monte Carlo simulation model involves the generation of a large number of possible stock price outcomes for the Company’s stock which is assumed to follow a Geometric Brownian Motion. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, which is based on the historical volatility of its stock; risk-free interest rate, which is based on the treasury zero-coupon yield commensurate with the term of the performance unit as of the grant date; and expected dividends as applicable, which is zero, as the Company has never paid any cash dividends.
The fair value of stock options and RSUs with service conditions that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in the selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $23 and $28 for the three months ended June 30, 2023 and 2022, respectively, and an income tax expense of $46 and $26 for the six months ended June 30, 2023 and 2022, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through June 30, 2023 to materially impact its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and six months ended June 30, 2023 and 2022 were stock options of 5,768,909 and 5,141,749, respectively, and non-vested RSUs of 3,250,386 and 2,630,813, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). Both ASU No. 2020-04 and ASU No. 2021-01 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance for contract modifications and hedging relationships, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the temporary accounting rules under Topic 848 to December 31, 2024. The Company transitioned to SOFR from LIBOR on May 9, 2023. There are no material impacts to the consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU No. 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04 which did not change the core principle of the guidance in ASU No. 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The Company prospectively adopted this guidance on the effective date of January 1, 2023 and the adoption did not have a material impact to the consolidated financial statements and resulted in no adjustment to the Company’s prior year earnings.
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

	As of June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$47,081	$—	$—	$47,081

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$46,310	$—	$—	$46,310
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the six months ended June 30, 2023 or 2022.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the three and six months ended June 30, 2023 and 2022, the Company utilized discount rates between 13.0% and 15.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the unaudited consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value, beginning of period	$46,650	$45,017	$46,310	$44,740
Payments	(1,251)	(1,016)	(2,559)	(2,055)
Change in fair value recorded in operating expenses	1,682	1,414	3,330	2,730
Fair value, end of period	$47,081	$45,415	$47,081	$45,415
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of June 30, 2023 and December 31, 2022, the fair value of long-term debt was $106,075 and $75,232, respectively. The fair value of operating lease liabilities as of June 30, 2023 and December 31, 2022 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(13,023)	$46,053
Capitalized software	2	9,207	(8,044)	1,163
Intangible assets, net		68,283	(21,067)	47,216
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of June 30, 2023		$89,491	$(21,067)	$68,424

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

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2023 that are subject to amortization:

Fiscal year
Remaining in 2023	$2,040
2024	3,536
2025	2,975
2026	2,955
2027	2,955
Thereafter	32,755
$47,216
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
The Company capitalized $286 and $156 for the three months ended June 30, 2023 and 2022, respectively, and $570 and $406 for the six months ended June 30, 2023 and 2022, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $997 and $773 for the three months ended June 30, 2023 and 2022, respectively, and $1,952 and $1,616 for the six months ended June 30, 2023 and 2022, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 5. Accrued Expenses
Accrued expenses consisted of:

	June 30,	December 31,
	2023	2022
Accrued royalties under the Medytox Settlement Agreement	$2,958	$2,618
Accrued payroll and related benefits	6,599	7,454
Accrued revenue contract liabilities	8,941	9,011
Other accrued expenses	5,686	5,711
	$24,184	$24,794

Note 6. Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (the “Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend the Company’s option to draw down the second tranche of $50,000 until December 31, 2023, and paid an amendment fee of $500 to Pharmakon. The Pharmakon Term Loans will mature on the sixth-year anniversary of the closing date of the first tranche (the “Maturity Date”).
On May 9, 2023, the Company entered into the Third Amendment to the loan agreement. Under the Third Amendment, Pharmakon will advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 advanced on May 31, 2023 and (ii) $25,000 to be advanced on December 15, 2023. The Third Amendment amended the principal payment terms to seven quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the Pharmakon Term Loans following the 51st-month anniversary of the closing date of the first tranche and the remaining principal balance of the Pharmakon Term Loans on the Maturity Date. The Third Amendment replaced the interest rates based on LIBOR with interest rates based on the Secured Overnight Financing Rate (“SOFR”) throughout the remaining term of the Pharmakon Term Loans.
Initially, the Pharmakon Term Loans accrued interest at a per annum rate equal to the 3-month U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5% per annum. Beginning May 2023, the Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR rate (subject to a rate floor of 1.0%) plus 0.17% per annum.
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets,

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of June 30, 2023, the Company was in compliance with its debt covenants.
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and are amortized into interest expense using the effective interest method. Debt discounts and issuance costs associated with the unfunded second tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. Upon the first draw of the second tranche in May 2023, debt discounts and issuance costs associated with the second tranche were reclassified from assets to debt as a deduction to the debt balance.
As of June 30, 2023, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 14.97% and 13.96% for the first and second tranche, respectively, as of June 30, 2023.
As of June 30, 2023, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
Remainder of 2023	$—
2024	—
2025	—
2026	41,667
2027	58,333
Total principal payments	100,000
Unamortized debt discounts and issuance costs	(5,171)
Long term debt, net of discounts and issuance costs	$94,829

Note 7. Operating Leases
The Company’s corporate headquarters in Newport Beach, California is leased under a five-year non-cancelable operating lease, which expires on January 31, 2025. Lease payments increase each year on February 1 based on an annual rent escalation clause. The Company has an option to extend the term of the lease for an additional 60 months, which is not recognized as part of its ROU assets and lease liabilities. In July 2023, the Company entered into an amendment to the existing lease agreement for the lease of additional space beginning August 2024. The amendment extends the lease expiration to January 31, 2030.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed operating lease expense	$273	$269	$547	$538
Variable operating lease expense	28	23	62	47
	$301	$292	$609	$585
The weighted-average remaining lease term and discount rate are as follows:

	As of June 30,
	2023	2022
Weighted-average remaining lease term (years)	1.6	2.6
Weighted-average discount rate	9.4%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of June 30, 2023:

Fiscal year
Remainder of 2023	$663
2024	1,377
2025	115
Total operating lease payments	2,155
Less: imputed interest	(160)
Present value of operating lease liabilities	$1,995

Note 8.    Commitments and Contingencies
Purchase Commitments
As of June 30, 2023, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $3,393. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2023 and December 31, 2022.

Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2023, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2023, 56,937,823 shares of its common stock were issued and outstanding.
“At-the-market” Offerings of Common Stock
On March 8, 2023, the Company entered into the ATM Sales Agreement with Leerink Partners LLC (formerly known as SVB Securities LLC) (the “Sales Agent”) pursuant to which shares of the Company’s common stock can be sold from time to time for aggregate gross proceeds of up to $50,000 (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common shares under the ATM Program. The Company has not sold any shares under the ATM Sales Agreement.
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of June 30, 2023, the Company had an aggregate of 1,285,334 shares of its common stock available for future issuance under the Plan.
Stock Options
Options to purchase the Company’s stock are granted at exercise prices based on the Company’s common stock price on the date of grant. The option grants generally vest over a one- to four-year period. The options have a contractual term of ten years. The fair value of options is estimated using the Black-Scholes option pricing model, which has various inputs, including the grant date common share price, exercise price, risk-free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The Company records stock-based compensation expense net of actual forfeitures when they occur.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Volatility	87.6%	84.4%	83.1%	77.9%
Risk-free interest rate	3.69%	3.02%	3.56%	1.73%
Expected life (years)	6.25	6.25	6.20	6.18
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity for the six months ended June 30, 2023, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2022	4,600,363	$9.25	6.57	$2,911
Granted	1,214,637	10.79
Exercised	(24,533)	5.46
Canceled/forfeited	(190,716)	11.25
Outstanding, June 30, 2023	5,599,751	$9.53	7.05	$2,185
Exercisable, June 30, 2023	3,307,695	$9.91	5.70	$841
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of June 30, 2023 and December 31, 2022. For the three and six months ended June 30, 2023, the Company recognized $1,234 and $2,392 of stock-based compensation respectively. For the three and six months ended June 30, 2022, the Company recognized $1,092 and $2,487 of stock-based compensation respectively.
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the six months ended June 30, 2023, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2022	2,660,014	$7.46
Granted	1,412,809	10.58
Vested	(652,720)	7.00
Forfeited	(206,160)	8.20
Outstanding, June 30, 2023	3,213,943	$8.88

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
For the three and six months ended June 30, 2023, the Company recognized $2,261 and $4,308 of stock-based compensation respectively. For the three and six months ended June 30, 2022, the Company recognized $1,798 and $3,332 of stock-based compensation respectively.
Performance Restricted Stock Units
In January 2023, the Company’s Board of Directors granted 292,349 shares of performance restricted stock units (“PRSUs”) to certain executive officers under the Plan. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of certain pre-established performance measures. For the three and six months ended June 30, 2023, $375 of stock-based compensation was recorded.
CEO Performance Award
For RSUs granted to employees that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, the Company uses a Monte Carlo Simulation in estimating the fair value at grant date and recognizes compensation cost over the requisite service period. On May 8, 2023, the Company granted the Company’s Chief Executive Officer (“CEO”) an award of 560,000 PRSUs under the Plan.
The stock units subject to the award are subject to both performance- and time-based vesting requirements. 40% of the stock units subject to the award are eligible to vest if the average of the closing prices for a share of the Company’s common stock over a period of 20 consecutive trading days is $30 or more and an additional 60% of the stock units subject to the award are eligible to vest if the average of the closing prices for a share of the Company’s common stock over a period of 20 consecutive trading days is $50 or more, in each case within five years after the grant of the award and while the CEO is employed by the Company (or, in certain circumstances, within 20 days following a termination of his employment). Any stock units that become eligible to vest based on stock price will vest, subject to the CEO’s continued service, over the four-year period after the grant date.
The Company used a Monte Carlo simulation to determine that the grant date fair value of the awards was $3,774. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The Company recognized $210 of stock-based compensation was included for the three months ended June 30, 2023.
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
In February 2022, the Company granted options to purchase 171,103 shares of common stock and 39,012 RSUs as a material inducement to a newly hired executive. In September 2022, the Company granted options to purchase 169,158 shares of common stock and 36,443 RSUs as a material inducement to a newly hired executive. As of June 30, 2023, stock options to purchase 169,158 shares of common stock and 36,443 RSUs remained outstanding outside of the Plan. For the three and six months ended June 30, 2023, the Company recognized $91 and $180 of stock-based compensation respectively. For the three and six months ended June 30, 2022, the Company recognized $89 and $119 of stock-based compensation respectively.
The following table summarizes stock-based compensation expense:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$3,983	$2,924	$7,150	$5,838
Research and development	188	55	315	100
	$4,171	$2,979	$7,465	$5,938

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
As of June 30, 2023, the Company accrued $2,958 for royalties under the Medytox/Allergan Settlement Agreements. As of December 31, 2022, the Company accrued $2,618 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Total inventory payments to Daewoong were $13,619 and $27,752 for the three and six months ended June 30, 2023, respectively. Total inventory payments to Daewoong were $13,636 and $26,271 for the three and six months ended June 30, 2022, respectively.

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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We began our launch of Jeuveau® in Europe in September 2022 and we are finalizing plans for entering additional countries in Europe as part of a phased rollout. In January 2023, we received approval from the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin product in Australia.
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We completed our patient enrollment in the clinical study evaluating the “extra-strength” dose in the second quarter of 2022. This program provides us with the opportunity to offer the first multi-strength neurotoxin, giving customers and consumers increased treatment options. In June 2023, we announced the successful completion of the Phase II clinical trial. The interim data showed that the “extra-strength” formulation of Jeuveau® had a similar safety profile to the controls and demonstrated a median duration of at least 26 weeks based on the time for patients to return to baseline after treatment. We expect to present the final results of the “extra-strength” clinical trial in the fourth quarter of 2023.
On May 9, 2023, we entered into a License, Supply and Distribution Agreement, or the Symatese Agreement, with Symatese S.A.S, pursuant to which Symatese granted to us an exclusive right to commercialize and distribute five dermal filler product candidates which we collectively refer to as Evolysse™, including the products we refer to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye in the United States for aesthetic and dermatological uses. We also have the right of first negotiation to obtain a license from Symatese for any new products developed using the same technology as the Evolysse™ line of dermal fillers.
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
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. In exchange for the extension, we paid an amendment fee of $0.5 million to Pharmakon. On May 9, 2023, we entered into a Third Amendment to the loan agreement, which provides for the advancement of the second tranche of $50.0 million in two installments: (i) $25.0 million advanced on May 31, 2023 and (ii) $25.0 million to be advanced on December 15, 2023, subject to the terms and conditions of the Pharmakon Term Loans. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Contingent Royalties to Evolus Founders
We are obligated to make quarterly future payments to the founders of Evolus, which we refer to as the Evolus Founders, of a low single digit percentage of net sales of Jeuveau®. These obligations will terminate at the end of the second quarter of 2029. The fair value of the obligations are valued quarterly and are referred to in our consolidated financial statements as the contingent royalty obligation.
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
Management’s Use of Adjusted Gross Profit Margin
Adjusted gross profit and adjusted gross profit margin are not required by, nor presented in accordance with, United States generally accepted accounting principles, or GAAP. Adjusted gross profit is defined as total net revenues less product cost of sales, excluding amortization of an intangible asset. Adjusted gross profit margin is calculated as adjusted gross profit divided by total net revenues. Management believes that adjusted gross profit margin is an important measure for investors, as it is a key performance indicator to evaluate the profitability of sales without giving effect to costs that are not core to our cost of sales, such as the amortization of an intangible asset. Adjusted gross profit margin should not be considered a measure of financial performance under GAAP, and the items excluded from adjusted gross profit margin should not be considered in isolation or as an alternative to financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted gross profit margin is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and has limitations as an analytical tool and may not be comparable to other similarly-titled metrics of other companies.
The following table presents reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total net revenues	$49.3	$37.2	$91.1	$71.1
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	14.7	15.8	26.9	29.0
Amortization of distribution right intangible asset	0.7	0.7	1.5	1.5
Total cost of sales	15.5	16.6	28.3	30.5
Gross profit	33.9	20.6	62.7	40.6
Gross profit margin	68.7%	55.4%	68.9%	57.1%
Add: Amortization of distribution right intangible asset	0.7	0.7	1.5	1.5
Adjusted gross profit	$34.6	$21.3	$64.2	$42.0
Adjusted gross profit margin	70.2%	57.4%	70.5%	59.2%

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
(in millions)	2023	2022
Product revenue, net	$48.7	$37.2
Service revenue	0.7	—
Total net revenues	49.3	37.2

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	14.7	15.8
Selling, general and administrative	41.2	36.9
Research and development	1.2	1.6
In-process research and development	4.4	2.0
Revaluation of contingent royalty obligation payable to Evolus Founders	1.7	1.4
Depreciation and amortization	1.2	0.9
Total operating expenses	64.5	58.5
Loss from operations	(15.1)	(21.3)
Other income (expense):
Non operating expense, net	(3.0)	(2.1)
Other income (expense), net	0.0	0.0
Loss before income taxes:	(18.1)	(23.4)
Income tax expense	0.0	0.0
Net loss	(18.1)	(23.5)
Unrealized loss, net of tax	(0.1)	(0.1)
Comprehensive loss	$(18.2)	$(23.5)
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
Net revenues of Jeuveau® sales increased by $12.1 million, or 32.5%, to $49.3 million for the three months ended June 30, 2023 from $37.2 million for the three months ended June 30, 2022, primarily due to higher sales volumes. Net revenues during the three months ended June 30, 2023 consisted of $0.7 million of service revenue from the sale of Jeuveau® through a distribution partner in Canada, and we incurred no service revenue during the three months ended June 30, 2022. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States by Symatese.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong. In addition, during the period from December 2020 to September 2022, product cost of sales, excluding amortization of intangible assets, also included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements, partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Arrangement with respect to such royalties. Our royalty obligations to Allergan concluded on September 16, 2022, and beginning on September 17, 2022, our royalty obligations to Medytox were reduced to a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Product cost of sales, excluding amortization of intangible assets, decreased by $1.1 million, or 7.0%, to $14.7 million for the three months ended June 30, 2023 from $15.8 million for the three months ended June 30, 2022, primarily due to reduced royalty obligations to Medytox, offset by an increase due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of our Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 68.7% and 55.4% for the three months ended June 30, 2023 and 2022, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of net revenues was 70.2% and 57.4% for the three months ended June 30, 2023 and 2022, respectively. Our gross profit margin and adjusted gross profit margin were impacted negatively and materially through September 2022, by our payments under the Medytox/Allergan Settlement Agreements, partially offset by payments we received under the Daewoong Arrangement. Our gross profit margin and adjusted gross profit margin have been and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $4.3 million, or 11.7%, to $41.2 million for the three months ended June 30, 2023 from $36.9 million for the three months ended June 30, 2022, primarily resulting from increasing personnel costs related to our commercial expansion. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses decreased by $0.4 million to $1.2 million for the three months ended June 30, 2023 from $1.6 million for the three months ended June 30, 2022. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
For the three months ended June 30, 2022, we recorded $2.0 million of in-process research and development expense in connection with the License and Research Collaboration Agreement (the “Collaboration Agreement”) with a 3D printing company with biomaterial capabilities.
For the three months ended June 30, 2023, we recorded $4.4 million of in-process research and development expense in connection with the Symatese Agreement. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended June 30, 2023 and 2022, the revaluation charges of $1.7 million and $1.4 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.3 million, or 33.3%, to $1.2 million for the three months ended June 30, 2023 from $0.9 million for the three months ended June 30, 2022, primarily due to an increase in amortization of internal use software and leasehold improvements.

Non-Operating Expense, Net
Non-operating expense, net, increased by $0.9 million, or 45.7%, to $3.0 million for the three months ended June 30, 2023 from $2.1 million for the three months ended June 30, 2022, primarily due to higher interest expense for the Pharmakon Term Loans. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with market rates.
Income Taxes Expense
There was minimal income tax expense for each of the three months ended June 30, 2023 and 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,
(in millions)	2023	2022
Product revenue, net	$89.7	$70.4
Service revenue	1.3	0.7
Total net revenues	91.1	71.1

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	26.9	29.0
Selling, general and administrative	78.6	70.3
Research and development	2.6	2.0
In-process research and development	4.4	2.0
Revaluation of contingent royalty obligation payable to Evolus Founders	3.3	2.7
Depreciation and amortization	2.4	1.8
Total operating expenses	118.2	107.9
Loss from operations	(27.2)	(36.8)
Other income (expense):
Non operating expense, net	(5.7)	(4.1)
Other income (expense), net	0.0	0.0
Loss before income taxes:	(32.9)	(40.9)
Income tax expense	0.0	0.0
Net loss	(32.9)	(41.0)
Unrealized loss, net of tax	(0.1)	(0.2)
Comprehensive loss	$(33.1)	$(41.1)
Net Revenues
Net revenues of Jeuveau® sales increased by $19.9 million, or 28.0%, to $91.0 million for the six months ended June 30, 2023 from $71.1 million for the six months ended June 30, 2022, primarily due to higher sales volumes. Net revenues during the six months ended June 30, 2023 and 2022 consisted of $1.3 million and $0.7 million, respectively, of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States by Symatese.
Cost of Sales
Product Cost of Sales

Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong. In addition, during the period from December 2020 to September 2022, product cost of sales, excluding amortization of intangible assets, also included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements, partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Arrangement with respect to such royalties. Our royalty obligations to Allergan concluded on September 16, 2022, and beginning on September 17, 2022, our royalty obligations to Medytox were reduced to a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Product cost of sales, excluding amortization of intangible assets, decreased by $2.1 million, or 7.2%, to $26.9 million for the six months ended June 30, 2023 from $29.0 million for the six months ended June 30, 2022, primarily due to reduced royalty obligations to Medytox, offset by an increase due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of the Medytox royalty obligation n September 2032.
Gross Profit Margin
Our gross profit margin was 68.9% and 57.1% for the six months ended June 30, 2023 and 2022, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of net revenues was 70.5% and 59.2% for the six months ended June 30, 2023 and 2022, respectively. Our gross profit margin and adjusted gross profit margin were impacted negatively and materially through September 2022 by our payments under the Medytox/Allergan Settlement Agreements, offset by payments we received under the Daewoong Arrangement. Our gross profit margin and adjusted gross profit margin have been and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $8.3 million, or 11.8%, to $78.6 million for the six months ended June 30, 2023 from $70.3 million for the six months ended June 30, 2022, primarily resulting from increasing personnel costs related to our commercial expansion. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $0.6 million to $2.6 million for the six months ended June 30, 2023 from $2.0 million for the six months ended June 30, 2022. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
For the six months ended June 30, 2022, we recorded $2.0 million of in-process research and development expense in connection with the Collaboration Agreement. For the six months ended June 30, 2023, we recorded $4.4 million of in-process research and development expense in connection with the Symatese Agreement. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the six months ended June 30, 2023 and 2022, the revaluation charges of $3.3 million and $2.7 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.6 million, or 33.3%, to $2.4 million for the six months ended June 30, 2023 from $1.8 million for the six months ended June 30, 2022, primarily due to an increase in amortization of internal use software and leasehold improvements.

Non-Operating Expense, Net
Non-operating expense, net, increased by $1.6 million, or 39%, to $5.7 million for the six months ended June 30, 2023 from $4.1 million for the six months ended June 30, 2022, primarily due to higher interest expense for the Pharmakon Term Loans. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with market rates.
Income Taxes Expense
There was minimal income tax expense for each of the six months ended June 30, 2023 and 2022.

Liquidity and Capital Resources
As of June 30, 2023 we had cash and cash equivalents of $41.7 million, positive working capital of $55.1 million and stockholders’ deficit of $7.0 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $530.2 million as of June 30, 2023 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $32.9 million and $41.0 million for the six months ended June 30, 2023 and 2022, respectively. We had net loss from operations of $27.2 million and $36.8 million for the six months ended June 30, 2023 and 2022, respectively. We used net cash of $33.9 million and $59.1 million in operating activities for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia, pursue regulatory approvals in other jurisdictions and ready for commercial launch of the Evolysse™ Lift, Smooth, and Sculpt dermal filler product line.
Impact of Inflation
The markets in which we operate are currently experiencing increased inflation. While we do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented, a prolonged inflationary environment could increase our cash required for operations and impact our liquidity position.
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) with Leerink Partners, LLC (formerly known as SVB Securities LLC) (the “Sales Agent”) pursuant to which shares of our common stock could be sold from time to time for aggregate gross proceeds of up to $50.0 million (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of our common shares under the ATM Program. We have not yet sold any shares under the ATM Sales Agreement.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. On May 9, 2023, we entered into a Third Amendment to the loan agreement, which provides for the advancement of the second tranche of $50.0 million in two installments: (i) $25.0 million advanced on May 31, 2023 and (ii) $25.0 million to be advanced on December 15, 2023, subject to the terms and conditions of the Pharmakon Term Loans. We are required to pay interest only under the loan agreement until March 2026, after which we make seven equal quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the loan. We pay the remaining principal of the loan on the maturity date. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR rate floor of 1.0%) plus 0.17% per annum. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
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
As of June 30, 2023, we recorded an aggregate balance of $47.1 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(33.9)	$(59.1)
Investing activities	(0.7)	(0.6)
Financing activities	22.5	(1.9)
Effect of exchange rates on cash	(0.0)	(0.2)
Change in cash and cash equivalents	(12.1)	(61.8)
Cash and cash equivalents, beginning of period	53.9	146.3
Cash and cash equivalents, end of period	$41.7	$84.5
Operating Activities
For the six months ended June 30, 2023, operating activities used $33.9 million of cash, which primarily resulted from our net loss of $32.9 million. Net operating assets and liabilities improved by $15.6 million, primarily driven by timing of collections from customers, payments to vendors, the timing of inventory purchases from our supplier, and the final cash litigation settlement payment of $5.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $7.5 million of stock-based compensation expense, $3.3 million in revaluation of our contingent royalty obligation, $0.3 million of provision of allowance for doubtful accounts and $2.4 million of depreciation and amortization.
For the six months ended June 30, 2022, operating activities used $59.1 million of cash, which primarily resulted from our net loss of $41.0 million. Net operating assets and liabilities changed by $30.2 million, primarily driven by timing of receipts from customers and payments to vendors and the second cash litigation settlement payment of $15.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $5.9 million of stock-based compensation expense, $2.7 million in revaluation of our contingent royalty obligation, $0.7 million of provision of allowance for doubtful accounts and $1.8 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $0.7 million for the six months ended June 30, 2023 compared to $0.6 million for the six months ended June 30, 2022.
Financing Activities
Cash provided by financing activities was $22.5 million for the six months ended June 30, 2023, compared to $1.9 million of cash used in financing activities for the six months ended June 30, 2022. For the six months ended June 30, 2023, cash provided by financing activities resulted from $25.0 million net proceeds from drawing on the second tranche of the Pharmakon Term Loans as described above.
Indebtedness
See “—Liquidity and Capital Resources” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans, (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) milestone payments, development cost-sharing arrangements, and minimum annual purchases under the Symatese Agreement, and (vi) obligations under operating leases related to our office spaces. During the six months ended June 30, 2023, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described above with the respect to the Symatese Agreement.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 8.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which was filed with the SEC on May 9, 2023. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We currently have only one commercially available product, Jeuveau®, and our business presently depends entirely on our ability to successfully market and sell it in a timely manner. We commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019. We commercially launched in Europe in September 2022 and as such, we have a limited history of generating revenue for Jeuveau® in those markets. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®. Each of these factors may vary on a country by country basis as we expand our operations.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only commercially available product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019. We began selling Jeuveau® in Europe in September 2022 and, as such, have a limited history of generating revenue in those markets. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $32.9 million for the six months ended June 30, 2023, and we recorded a net loss of $74.4 million and net loss of $46.8 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit as of June 30, 2023 of $530.2 million. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
We are reliant on Symatese to achieve regulatory approval for the Evolysse™ product line in the United States. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
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
We may require additional financing to fund our future operations or execute corporate development activities, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
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
Our products face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Jeuveau® is approved for use and Evolysse™ is being investigated for use in facial aesthetic medicine. The facial aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Our products face, and we anticipate that our future products will face, significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including Allergan, and now AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the facial aesthetic medicine market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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
As of June 30, 2023, we had 215 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States, Canada, and Europe. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations. The current conflict between Ukraine and Russia may also impact European economies and consumer discretionary spending negatively. We do not have significant international operations in Russia, Ukraine, or the surrounding regions that have been impacted by the conflict directly.
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
Our ability to exclusively commercialize Jeuveau® and Evolysse™ are completely dependent on the Daewoong Agreement and the Symatese Agreement, respectively. Under each agreement we have numerous obligations, including minimum product purchases, milestone payments and commercialization and development obligations. If we breach any material obligation, our partners may terminate or decrease our rights under the agreements. If we were to lose rights under either agreement we would experience an immediate reduction in our revenues and future business opportunities. We believe it would be difficult to find an alternative supplier of these products. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with either of our partners the demand for our products could be materially and adversely affected.
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
We had 56,937,823 shares of common stock issued and outstanding as of June 30, 2023. As of June 30, 2023, Medytox owned 8.9% of our outstanding shares of common stock and Daewoong owned 5.5% of our outstanding shares of common stock.
This concentrated ownership position may provide Medytox or Daewoong with influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors. The significant stock ownership by Medytox and Daewoong may also discourage transactions involving a change-of-control of our company, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares.
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
Our stock price is volatile. For example, the closing price of our common stock during the six months ended June 30, 2023 has ranged from a low of $7.23 to a high of $11.05. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•sales of substantial amounts of our stock by Medytox, Daewoong or other significant stockholders or our insiders, or the expectation that such sales might occur;
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
Future sales of our common stock by us, Medytox, Daewoong or others, or the perception that such sales may occur, could depress the market price of our common stock.
Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
Additionally, as discussed above, each of Medytox and Daewoong owns a significant portion of our outstanding shares of common stock. Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates prohibit Medytox from transferring more than 25% of the shares it holds prior to September 16, 2023, more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. The sale by Medytox or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
On August 1, 2023, Peter Farrell, provided notice of his intention to voluntarily resign from his position as a member of our Board of Directors effective as of September 30, 2023. Dr. Farrell is not resigning as a result of any disagreement with us or our Board of Directors. Dr. Farrell serves as a Class I Director and as a member of our Audit Committee and Nominating and Corporate Governance Committee. The Board of Directors intends to replace Dr. Farrell with at least one additional qualified existing director to its Audit Committee and to its Nominating and Corporate Governance Committee prior to Dr. Farrell’s departure.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1‡	Fifth Amendment to Supply Agreement, dated as of April 20, 2023, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.					X
10.2‡	License, Supply, and Distribution Agreement, dated as of May 9, 2023 by and between Symatese S.A.S. and the Registrant					X
10.3‡
Third Amendment to Loan Agreement, dated as of May 9, 2023, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).
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

Evolus, Inc.

Date:	August 2, 2023	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)