Form 10-Q
period 2023-09-30
Evolus, Inc.
filed 2023-11-07
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of November 3, 2023, 57,150,722 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
•Jeuveau® faces, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from maintaining our market share and expansion.
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

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,685	$53,922
Accounts receivable, net	30,464	22,448
Inventories	17,626	18,852
Prepaid expenses	3,655	3,902
Other current assets	1,569	1,678
Total current assets	91,999	100,802
Property and equipment, net	2,130	2,616
Operating lease right-of-use assets	5,907	1,947
Intangible assets, net	46,505	48,597
Goodwill	21,208	21,208
Other assets	222	2,813
Total assets	$167,971	$177,983
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,760	$8,935
Accrued expenses	26,713	24,794
Accrued litigation settlement	—	5,000
Operating lease liabilities	1,363	1,320
Contingent royalty obligation payable to Evolus Founders	8,704	6,460
Total current liabilities	48,540	46,509
Operating lease liabilities	4,983	1,224
Contingent royalty obligation payable to Evolus Founders	38,700	39,850
Term loan, net of discount and issuance costs	95,094	71,879
Deferred tax liability	22	22
Total liabilities	$187,339	$159,484
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 57,092,480 and 56,260,570 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	528,385	516,129
Accumulated other comprehensive loss	(606)	(337)
Accumulated deficit	(547,148)	(497,294)
Total stockholders’ equity (deficit)	(19,368)	18,499
Total liabilities and stockholders’ equity (deficit)	$167,971	$177,983
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$49,323	$33,215	$139,050	$103,604
Service revenue	696	684	2,036	1,366
Total net revenues	50,019	33,899	141,086	104,970

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	15,431	13,490	42,289	42,517
Selling, general and administrative	43,328	34,794	121,886	105,111
Research and development	1,587	1,376	4,176	3,394
In-process research and development	—	—	4,441	2,000
Revaluation of contingent royalty obligation payable to Evolus Founders	1,802	1,216	5,132	3,946
Depreciation and amortization	1,311	920	3,760	2,695
Total operating expenses	63,459	51,796	181,684	159,663
Loss from operations	(13,440)	(17,897)	(40,598)	(54,693)
Other income (expense):
Interest income	306	38	569	42
Interest expense	(3,786)	(2,343)	(9,757)	(6,466)
Other income (expense), net	21	(62)	2	(93)
Loss before income taxes:	(16,899)	(20,264)	(49,784)	(61,210)
Income tax expense	24	12	70	38
Net loss	$(16,923)	$(20,276)	$(49,854)	$(61,248)
Other comprehensive loss:
Unrealized loss, net of tax	(138)	(203)	(269)	(368)
Comprehensive loss	$(17,061)	$(20,479)	$(50,123)	$(61,616)
Net loss per share, basic and diluted	$(0.30)	$(0.36)	$(0.88)	$(1.09)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	57,023,151	56,176,949	56,808,333	55,997,545
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	464,376	—	17	—	—	17
Stock-based compensation	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	(17,501)	(17,501)
Other comprehensive loss	—	—	—	(103)	—	(103)
Balance at March 31, 2022	56,041,364	$1	$507,733	$(103)	$(440,383)	$67,248
Issuance of common stock in connection with the incentive equity plan	22,049	$—	$167	$—	$—	$167
Stock-based compensation	—	—	2,979	—	—	2,979
Net loss	—	—	—	—	(23,471)	(23,471)
Other comprehensive loss	—	—	—	(62)	—	(62)
Balance at June 30, 2022	56,063,413	$1	$510,879	$(165)	$(463,854)	$46,861
Issuance of common stock in connection with the incentive equity plan	120,001	$—	$355	$—	$—	$355
Stock-based compensation	—	—	2,483	—	—	2,483
Net loss	—	—	—	—	(20,276)	(20,276)
Other comprehensive loss	—	—	—	(203)	—	(203)
Balance at September 30, 2022	56,183,414	$1	$513,717	$(368)	$(484,130)	$29,220

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	622,701	—	26	—	—	26
Stock-based compensation	—	—	3,294	—	—	3,294
Net loss	—	—	—	—	(14,791)	(14,791)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balance at March 31, 2023	56,883,271	$1	$519,449	$(416)	$(512,085)	$6,949
Issuance of common stock in connection with the incentive equity plan	54,552	$—	$109	$—	$—	$109
Stock-based compensation	—	—	4,171	—	—	4,171
Net loss	—	—	—	—	(18,140)	(18,140)
Other comprehensive loss	—	—	—	(52)	—	(52)
Balance at June 30, 2023	56,937,823	$1	$523,729	$(468)	$(530,225)	$(6,963)
Issuance of common stock in connection with the incentive equity plan	154,657	$—	60	$—	$—	$60
Stock-based compensation	—	—	4,596	—	—	4,596
Net loss	—	—	—	—	(16,923)	(16,923)
Other comprehensive loss	—	—	—	(138)	—	(138)
Balance at September 30, 2023	57,092,480	$1	$528,385	$(606)	$(547,148)	$(19,368)
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(49,854)	$(61,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,760	2,695
Stock-based compensation	12,061	8,421
Provision for bad debts	1,354	1,363
Amortization of operating lease right-of-use assets	590	573
Amortization of debt discount and issuance costs	843	805
Deferred income taxes	—	(15)
Revaluation of contingent royalty obligation payable to Evolus Founders	5,132	3,946
Changes in assets and liabilities:
Accounts receivable	(9,370)	(7,626)
Inventories	(654)	(15,283)
Prepaid expenses	247	1,426
Other assets	110	2,300
Accounts payable	4,789	2,338
Accrued expenses	1,919	(110)
Accrued litigation settlement	(5,000)	(15,000)
Operating lease liabilities	(748)	(723)
Net cash used in operating activities	(34,821)	(76,138)
Cash flows from investing activities
Purchases of property and equipment	(264)	(752)
Additions to capitalized software	(1,002)	(796)
Net cash used in investing activities	(1,266)	(1,548)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(4,038)	(3,169)
Proceeds from issuance of long-term debt, net of discounts	25,000	—
Payments for debt issuance costs	(38)	—
Issuance of common stock in connection with incentive equity plan	195	539
Net cash provided by (used in) financing activities	21,119	(2,630)
Effect of exchange rates on cash	(269)	(368)
Change in cash and cash equivalents	(15,237)	(80,684)
Cash and cash equivalents, beginning of period	53,922	146,256
Cash and cash equivalents, end of period	$38,685	$65,572
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$8,908	$5,651
Cash paid for income taxes	95	70
Non-cash information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,550	$—
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next twelve months. The Company recorded net loss from operations of $13,440 and a total net loss of $16,923 for the three months ended September 30, 2023. The Company used cash of $34,821 from operations during the nine months ended September 30, 2023, which included the final lump sum settlement payment of $5,000 to Medytox and Allergan, Inc. and Allergan Limited (together, “Allergan”) and an upfront payment of $4,441 to Symatese S.A.S (“Symatese”). As of September 30, 2023, the Company had $38,685 in cash and cash equivalents as well as $25,000 to be advanced on December 15, 2023 under its term loan agreement with Pharmakon (described below) and an accumulated deficit of $547,148.
In December 2021, the Company entered into a $125,000 Term Loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The first tranche of $75,000 was funded on December 29, 2021. The Company received net proceeds of $68,695 from Pharmakon, after issuance costs and debt discounts in December 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend its option to draw down the second tranche of $50,000 until December 31, 2023. In exchange for the extension, the Company paid an amendment fee of $500 to Pharmakon. On May 9, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Pharmakon loan agreement. Under the Third Amendment, Pharmakon agreed to advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 advanced on May 31, 2023 and (ii) $25,000 to be advanced on December 15, 2023. The Pharmakon Term Loans will mature on the six-year anniversary of the closing date of the first tranche. See Note 6. Term Loans for additional information.
On March 8, 2023, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. The Company has not sold any shares under the ATM Sales Agreement. See Note 9. Stockholders’ Equity for additional information.
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
Any disruption and volatility in the global capital markets, including caused by other events, such as public health crises, increased inflation and rising interest rates, and geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2023.
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
For service revenue, the Company evaluated the arrangement with the distribution partner in Canada and determined that it acts as an agent in the distribution of Jeuveau® in Canada as it does not control the product before control is transferred to a customer. The indicators of which party exercises control include primary responsibility over performance obligations, inventory risk before the good or service is transferred and discretion in establishing the price. Accordingly, the Company records the sale as service revenue on a net basis. Revenue from services is recognized in the period the service is performed for the amount of consideration expected to be received. The Company recognized $696 and $2,036 of service revenues for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, service revenues were $684 and $1,366, respectively.
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
•Consumer Loyalty Program — The Company’s consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using Jeuveau® and redeem the rewards for Jeuveau® in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. At the time Jeuveau® product is sold to customers, the invoice price is allocated between the product sold and the estimated material right reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on estimated average selling price of Jeuveau® at the time of redemption and the expected redemption rate by customers based on historical sales data. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenues at that time.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2023 and December 31, 2022, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of September 30, 2023 or December 31, 2022. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $8,780 and $9,011, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2023 and 2022, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $22,264 and $17,341, respectively, which were offset by related payments, redemptions and adjustments of $22,495 and $15,087, respectively, which were recorded as adjustments to gross revenues in the accompanying condensed consolidated statement of operations.
During the nine months ended September 30, 2023 and 2022, the Company recognized $7,751 and $7,566, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of September 30, 2023 and December 31, 2022, allowance for credit losses was $2,450 and $2,050, respectively. For the three and nine months ended September 30, 2023 the provision for bad debts was $1,012 and $1,354, respectively, and the write-off amount net of recoveries was $1,057 and $955, respectively. For the three and nine months ended September 30, 2022, the provision for bad debts was $623 and $1,363, respectively, and the write-off amount was $392 and $477, respectively.
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
Collaboration Agreement
In June 2022, the Company entered into a License and Research Collaboration Agreement (the “Collaboration Agreement”) with a 3D printing company with biomaterial capabilities (the “Licensor”). Under the terms of the Collaboration Agreement, the Company was granted a license to the Licensor’s technology to develop and commercialize any aesthetic product or non-therapeutic product that is created through the use or practice of the Licensor’s patents. The Company paid $2,000 upon the signing of the Collaboration Agreement and has research funding, ongoing milestone and royalty payment obligations depending on the development plans, the success of such development and approval and commercialization of products. The upfront payment of $2,000 was recorded as in-process research and development expense in the nine months ended September 30, 2022.
Symatese Agreement
On May 9, 2023, the Company and Symatese, entered into a License, Supply and Distribution Agreement (the “Symatese Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five dermal filler product candidates, including the products referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. The Company also

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ line of dermal fillers.
As consideration for the rights granted under the Symatese Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese Agreement, and additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028, in each case subject to three of the Products gaining approval prior to that date. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese Agreement and has developmental costs, ongoing milestone and royalty payment obligations. The Symatese Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the FDA.
The initial term of the Symatese Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese Agreement. The upfront payment of $4,441 was recorded as in-process research and development expense in the nine months ended September 30, 2023.
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
As of September 30, 2023, there were no liabilities recorded in the accompanying condensed consolidated balance sheets related to the litigation settlement with Allergan and Medytox. As of December 31, 2022, a current liability of $5,000 was recorded in the accompanying condensed consolidated balance sheets related to the litigation settlement with Allergan and Medytox.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $24 and $12 for the three months ended September 30, 2023 and 2022, respectively, and an income tax expense of $70 and $38 for the nine months ended September 30, 2023 and 2022, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through September 30, 2023 to materially impact its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and nine months ended September 30, 2023 and 2022 were stock options of 5,814,632 and 4,932,632, respectively, and non-vested RSUs of 4,085,052 and 2,638,803, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). Both ASU No. 2020-04 and ASU No. 2021-01 provides optional expedients and exceptions for applying GAAP to contracts,

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 and ASU No. 2021-01 are effective upon issuance for contract modifications and hedging relationships, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the temporary accounting rules under Topic 848 to December 31, 2024. The Company transitioned to SOFR from LIBOR on May 9, 2023. There are no material impacts to the consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. This ASU does not change the core principle of the guidance in ASU No. 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. The FASB also subsequently issued ASU No. 2019-04 which did not change the core principle of the guidance in ASU No. 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. As amended by ASU No. 2019-10, the updated guidance is effective for the Company as a smaller reporting company beginning January 1, 2023. The Company prospectively adopted this guidance on the effective date of January 1, 2023 and the adoption did not have a material impact to the consolidated financial statements and resulted in no adjustment to the Company’s prior year earnings.
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

	As of September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$47,404	$—	$—	$47,404

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$46,310	$—	$—	$46,310
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the nine months ended September 30, 2023 or 2022.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the three and nine months ended September 30, 2023 and 2022, the Company utilized discount rates between 13.0% and 15.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the unaudited consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value, beginning of period	$47,081	$45,415	$46,310	$44,740
Payments	(1,479)	(1,114)	(4,038)	(3,169)
Change in fair value recorded in operating expenses	1,802	1,216	5,132	3,946
Fair value, end of period	$47,404	$45,517	$47,404	$45,517
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of September 30, 2023 and December 31, 2022, the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
fair value of long-term debt was $106,377 and $75,232, respectively. The fair value of operating lease liabilities as of September 30, 2023 and December 31, 2022 approximated their carrying value.

Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(13,761)	$45,315
Capitalized software	2	9,555	(8,365)	1,190
Intangible assets, net		68,631	(22,126)	46,505
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of September 30, 2023		$89,839	$(22,126)	$67,713

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(11,545)	$47,531
Capitalized software	2	8,636	(7,570)	1,066
Intangible assets, net		67,712	(19,115)	48,597
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2022		$88,920	$(19,115)	$69,805
* Intangible assets with indefinite lives have an indeterminable average life.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2023 that are subject to amortization:

Fiscal year
Remaining in 2023	$1,113
2024	3,731
2025	2,996
2026	2,955
2027	2,955
Thereafter	32,755
$46,505
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company capitalized $349 and $531 for the three months ended September 30, 2023 and 2022, respectively, and $919 and $938 for the nine months ended September 30, 2023 and 2022, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $1,053 and $838 for the three months ended September 30, 2023 and 2022, respectively, and $3,005 and $2,454 for the nine months ended September 30, 2023 and 2022, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.

Note 5. Accrued Expenses
Accrued expenses consisted of:

	September 30,	December 31,
	2023	2022
Accrued royalties under the Medytox Settlement Agreement	$2,999	$2,618
Accrued payroll and related benefits	9,466	7,454
Accrued revenue contract liabilities	8,780	9,011
Other accrued expenses	5,468	5,711
	$26,713	$24,794

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
On May 9, 2023, the Company entered into the Third Amendment to the loan agreement. Under the Third Amendment, Pharmakon agreed to advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 advanced on May 31, 2023 and (ii) $25,000 to be advanced on December 15, 2023. The Third Amendment amended the principal payment terms to seven quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the Pharmakon Term Loans following the 51st-month anniversary of the closing date of the first tranche and the remaining principal balance of the Pharmakon Term Loans on the Maturity Date. The Third Amendment replaced the interest rates based on LIBOR with interest rates based on the Secured Overnight Financing Rate (“SOFR”) throughout the remaining term of the Pharmakon Term Loans.
Initially, the Pharmakon Term Loans accrued interest at a per annum rate equal to the 3-month U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5% per annum. Beginning May 2023, the Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR rate (subject to a rate floor of 1.0%) plus 8.5% per annum.
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of September 30, 2023, the Company was in compliance with its debt covenants.
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
As of September 30, 2023, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 15.18% and 13.97% for the first and second tranche, respectively, as of September 30, 2023.
As of September 30, 2023, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2026	$33,333
2027	66,667
Total principal payments	100,000
Unamortized debt discounts and issuance costs	(4,906)
Long term debt, net of discounts and issuance costs	$95,094

Note 7. Operating Leases
On May 15, 2019, the Company entered into a five-year non-cancelable operating lease (the “Lease Agreement”), which was set to expire January 31, 2025, for its corporate headquarters in Newport Beach, California. Lease payments increase each year on February 1 based on an annual rent escalation clause. The Company has an option to extend the term of the lease for an additional 60 months, which was not recognized as part of its ROU assets and lease liabilities.
On July 27, 2023, the Company entered into the First Amendment to the Lease Agreement (the “Lease Amendment”) for its corporate headquarters. The Lease Amendment includes a lease extension to January 31, 2030 with a three-month rent abatement period and additional office space. On July 27, 2023, the effective date of the Lease Amendment, the Company recognized additional ROU assets and lease liabilities in the amount of $4,550.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed operating lease expense	$286	$273	$833	$811
Variable operating lease expense	48	18	110	65
	$334	$291	$943	$876
The weighted-average remaining lease term and discount rate are as follows:

	As of September 30,
	2023	2022
Weighted-average remaining lease term (years)	6.3	2.3
Weighted-average discount rate	11.0%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of September 30, 2023:

Fiscal year
Remainder of 2023	$332
2024	1,377
2025	1,053
2026	1,451
2027	1,502
Thereafter	3,299
Total operating lease payments	9,014
Less: imputed interest	(2,668)
Present value of operating lease liabilities	$6,346

Note 8.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2023, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $1,762. Certain minimum purchase commitments related to the purchase of Jeuveau® are described below.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2023 and December 31, 2022.

Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2023, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2023, 57,092,480 shares of its common stock were issued and outstanding.
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
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of September 30, 2023, the Company had an aggregate of 452,244 shares of its common stock available for future issuance under the Plan.
2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Company’s Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board reserved 1,000,000 shares of common stock for issuance under the Inducement Plan. As of September 30, 2023, the Company had an aggregate of 944,957 shares of its common stock available for future issuance under the Inducement Plan.
Inducement Grants

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
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Volatility	86.7%	83.8%	83.5%	78.6%
Risk-free interest rate	4.39%	3.25%	3.64%	1.92%
Expected life (years)	6.25	6.25	6.20	6.19
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity for the nine months ended September 30, 2023, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2022	4,769,521	$9.24	7.02	$2,911
Granted	1,339,521	10.62
Exercised	(34,518)	5.62
Canceled/forfeited	(259,892)	11.14
Outstanding, September 30, 2023	5,814,632	$9.50	6.91	$6,692
Exercisable, September 30, 2023	3,387,953	$9.88	5.53	$3,927
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of September 30, 2023 and December 31, 2022.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the nine months ended September 30, 2023, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2022	2,696,457	$7.48
Granted	1,608,694	10.38
Vested	(738,923)	7.34
Forfeited	(275,056)	8.62
Outstanding, September 30, 2023	3,291,172	$8.83
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
The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$4,295	$2,398	$11,445	$8,236
Research and development	301	85	616	185
	$4,596	$2,483	$12,061	$8,421

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
Share Issuance Agreement
In connection with the execution of the ROW Settlement Agreement, the Company and Medytox entered into a Share Issuance Agreement effective February 18, 2021 (the “Share Issuance Agreement”). Pursuant to the Share Issuance Agreement and subject to the terms and conditions set forth therein, among other things, the Company issued to Medytox the Settlement Shares to enter into the ROW Settlement Agreement and in consideration for Medytox’s representations, warranties, and other agreements set forth in the Share Issuance Agreement. The Settlement Shares are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates, prevented Medytox from transferring any shares of common stock prior to February 16, 2022 or more than 25% of the shares it holds prior to September 16, 2023 and, thereafter, prohibit Medytox from transferring, more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025.

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
In addition, Medytox’s registration rights under the Registration Rights Agreement will terminate at such time that Medytox is able to sell all of the Settlement Shares over a three-month period, or less, pursuant to an exemption to registration under the Securities Act. As of September 30, 2023, Medytox’s registration rights under the Registration Rights Agreement have terminated.
As of September 30, 2023, the Company accrued $2,999 for royalties under the Medytox/Allergan Settlement Agreements. As of December 31, 2022, the Company accrued $2,618 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense.
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
Total inventory payments to Daewoong were $8,785 and $36,537 for the three and nine months ended September 30, 2023, respectively. Total inventory payments to Daewoong were $14,238 and $40,509 for the three and nine months ended September 30, 2022, respectively.

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
In August 2018, we received approval from Health Canada for the temporary improvement in the appearance of moderate to severe glabellar lines in adult patients under 65 years of age. We began marketing Jeuveau® in Canada in October 2019 through our distribution partner Clarion Medical Technologies, Inc., or Clarion. In September 2019, we also received approval from the European Commission, to market the product in all 27 European Union, or EU, member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In January 2021, we received a positive decision from the European Commission to add the 50 unit product to the approval obtained in September 2019. We began our launch of Jeuveau® in Europe in September 2022 and we continue to enter additional countries in Europe as part of a phased rollout. In January 2023, we received approval from the Australian Therapeutics Good Administration, or TGA, for regulatory approval of our neurotoxin product in Australia.
In November 2021, we announced the initiation of a Phase II clinical trial designed to investigate a higher strength dose of Jeuveau® in the frown lines. We completed our patient enrollment in the clinical study evaluating the “extra-strength” dose in the second quarter of 2022. This program provides us with the opportunity to offer the first multi-strength neurotoxin, giving customers and consumers increased treatment options. In June 2023, we announced the successful completion of the Phase II clinical trial and in November 2023, we presented the final results of the “extra-strength” clinical trial. The clinical trial data showed that the “extra-strength” formulation of Jeuveau® had a similar safety profile to the controls and demonstrated a median duration of at least 26 weeks based on the time for patients to return to baseline after treatment.
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
Evolysse™ Lift, Smooth, and Sculpt are currently in advanced stages of clinical trials pursuant to an investigational device exemption, or IDE, from the FDA. We have agreed to a cost-sharing arrangement with Symatese to gain FDA approval of the Evolysse™ Lips and Eye products. Subject to FDA approval, we expect Evolysse™ Lift and Smooth to be commercially launched in the first half of 2025, Evolysse™ Sculpt to be launched in 2026 and Evolysse™ Lips and Eye to be launched in 2027.
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
The following table presents reconciliations of adjusted gross profit to gross profit, the most directly comparable to GAAP measure, and adjusted gross profit margin to gross profit margin, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total net revenues	$50.0	$33.9	$141.1	$105.0
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	15.4	13.5	42.3	42.5
Amortization of distribution right intangible asset	0.7	0.7	2.2	2.2
Total cost of sales	16.2	14.2	44.5	44.7
Gross profit	33.9	19.7	96.6	60.2
Gross profit margin	67.7%	58.0%	68.5%	57.4%
Add: Amortization of distribution right intangible asset	0.7	0.7	2.2	2.2
Adjusted gross profit	$34.6	$20.4	$98.8	$62.5
Adjusted gross profit margin	69.1%	60.2%	70.0%	59.5%

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
(in millions)	2023	2022
Product revenue, net	$49.3	$33.2
Service revenue	0.7	0.7
Total net revenues	50.0	33.9

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	15.4	13.5
Selling, general and administrative	43.3	34.8
Research and development	1.6	1.4
Revaluation of contingent royalty obligation payable to Evolus Founders	1.8	1.2
Depreciation and amortization	1.3	0.9
Total operating expenses	63.5	51.8
Loss from operations	(13.4)	(17.9)
Other income (expense):
Non-operating expense, net	(3.5)	(2.3)
Other income (expense), net	0.0	(0.1)
Loss before income taxes:	(16.9)	(20.3)
Income tax expense	0.0	0.0
Net loss	(16.9)	(20.3)
Unrealized loss, net of tax	(0.1)	(0.2)
Comprehensive loss	$(17.1)	$(20.5)
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
Net revenues of Jeuveau® sales increased by $16.1 million, or 47.5%, to $50.0 million for the three months ended September 30, 2023 from $33.9 million for the three months ended September 30, 2022, primarily due to higher sales volumes. Net revenues during the three months ended September 30, 2023 and 2022 consisted of $0.7 million of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States by Symatese.
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
Product cost of sales, excluding amortization of intangible assets, increased by $1.9 million, or 14.1%, to $15.4 million for the three months ended September 30, 2023 from $13.5 million for the three months ended September 30, 2022, primarily due to higher sales volume, offset by reduced royalty obligations to Medytox. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of our Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 67.7% and 58.0% for the three months ended September 30, 2023 and 2022, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of net revenues was 69.1% and 60.2% for the three months ended September 30, 2023 and 2022, respectively. The difference between our gross profit margin and our adjusted gross profit margin reflects the impact of the amortization of distribution right intangible asset. Our gross profit margin and adjusted gross profit margin were impacted negatively and materially through September 2022, by our payments under the Medytox/Allergan Settlement Agreements, partially offset by payments we received under the Daewoong Arrangement. Our gross profit margin and adjusted gross profit margin have been and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $8.5 million, or 24.4%, to $43.3 million for the three months ended September 30, 2023 from $34.8 million for the three months ended September 30, 2022, primarily resulting from increasing personnel costs related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $0.2 million to $1.6 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended September 30, 2023 and 2022, the revaluation charges of $1.8 million and $1.2 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.4 million, or 44.4%, to $1.3 million for the three months ended September 30, 2023 from $0.9 million for the three months ended September 30, 2022, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $1.2 million, or 51.0%, to $3.5 million for the three months ended September 30, 2023 from $2.3 million for the three months ended September 30, 2022, primarily due to higher interest expense for the Pharmakon Term Loans. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with market rates.
Income Tax Expense
There was minimal income tax expense for each of the three months ended September 30, 2023 and 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2023	2022
Product revenue, net	$139.1	$103.6
Service revenue	2.0	1.4
Total net revenues	141.1	105.0

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	42.3	42.5
Selling, general and administrative	121.9	105.1
Research and development	4.2	3.4
In-process research and development	4.4	2.0
Revaluation of contingent royalty obligation payable to Evolus Founders	5.1	3.9
Depreciation and amortization	3.8	2.7
Total operating expenses	181.7	159.7
Loss from operations	(40.6)	(54.7)
Other income (expense):
Non-operating expense, net	(9.2)	(6.5)
Other income (expense), net	0.0	(0.1)
Loss before income taxes:	(49.8)	(61.2)
Income tax expense	0.1	0.0
Net loss	(49.9)	(61.2)
Unrealized loss, net of tax	(0.3)	(0.4)
Comprehensive loss	$(50.1)	$(61.6)
Net Revenues
Net revenues of Jeuveau® sales increased by $36.1 million, or 34.4%, to $141.1 million for the nine months ended September 30, 2023 from $105.0 million for the nine months ended September 30, 2022, primarily due to higher sales volumes. Net revenues during the nine months ended September 30, 2023 and 2022 consisted of $2.0 million and $1.4 million, respectively, of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States by Symatese.
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

Product cost of sales, excluding amortization of intangible assets, decreased by $0.2 million, or 0.5%, to $42.3 million for the nine months ended September 30, 2023 from $42.5 million for the nine months ended September 30, 2022, primarily due to reduced royalty obligations to Medytox, offset by an increase due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of the Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 68.5% and 57.4% for the nine months ended September 30, 2023 and 2022, respectively. Our adjusted gross profit margin, calculated as total net revenues less product cost of sales, excluding amortization of intangible assets, as a percentage of net revenues was 70.0% and 59.5% for the nine months ended September 30, 2023 and 2022, respectively. The difference between our gross profit margin and our adjusted gross profit margin reflects the impact of the amortization of distribution right intangible asset. Our gross profit margin and adjusted gross profit margin were impacted negatively and materially through September 2022 by our payments under the Medytox/Allergan Settlement Agreements, offset by payments we received under the Daewoong Arrangement. Our gross profit margin and adjusted gross profit margin have been and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin and adjusted gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $16.8 million, or 16.0%, to $121.9 million for the nine months ended September 30, 2023 from $105.1 million for the nine months ended September 30, 2022, primarily resulting from increasing personnel costs related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $0.8 million to $4.2 million for the nine months ended September 30, 2023 from $3.4 million for the nine months ended September 30, 2022. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
For the nine months ended September 30, 2022, we recorded $2.0 million of in-process research and development expense in connection with the Collaboration Agreement. For the nine months ended September 30, 2023, we recorded $4.4 million of in-process research and development expense in connection with the Symatese Agreement. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the nine months ended September 30, 2023 and 2022, the revaluation charges of $5.1 million and $3.9 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $1.1 million, or 40.7%, to $3.8 million for the nine months ended September 30, 2023 from $2.7 million for the nine months ended September 30, 2022, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $2.7 million, or 41%, to $9.2 million for the nine months ended September 30, 2023 from $6.5 million for the nine months ended September 30, 2022, primarily due to higher interest expense for the

Pharmakon Term Loans. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with market rates.
Income Tax Expense
There was minimal income tax expense for each of the nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources
As of September 30, 2023 we had cash and cash equivalents of $38.7 million, positive working capital of $43.5 million and stockholders’ deficit of $19.4 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $547.1 million as of September 30, 2023 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $49.9 million and $61.2 million for the nine months ended September 30, 2023 and 2022, respectively. We had net loss from operations of $40.6 million and $54.7 million for the nine months ended September 30, 2023 and 2022, respectively. We used net cash of $34.8 million and $76.1 million in operating activities for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia, pursue regulatory approvals in other jurisdictions and ready for commercial launch of the Evolysse™ Lift, Smooth, and Sculpt dermal filler product line.
Impact of Inflation
The markets in which we operate are currently experiencing increased inflation. While we do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented, a prolonged inflationary environment could increase our cash required for operations and impact our liquidity position.
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) with Leerink Partners, LLC (formerly known as SVB Securities LLC) (the “Sales Agent”) pursuant to which shares of our common stock could be sold from time to time for aggregate gross proceeds of up to $50.0 million (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of our common shares under the ATM Program. We have not sold any shares under the ATM Sales Agreement.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. On May 9, 2023, we entered into a Third Amendment to the loan agreement, which provides for the advancement of the second tranche of $50.0 million in two installments: (i) $25.0 million advanced on May 31, 2023 and (ii) $25.0 million to be advanced on December 15, 2023, subject to the terms and conditions of the Pharmakon Term Loans. We are required to pay interest only under the loan agreement until March 2026, after which we make seven equal quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the loan. We pay the remaining principal of the loan on the maturity date. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR rate floor of 1.0%) plus 8.5% per annum. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
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

As of September 30, 2023, we recorded an aggregate balance of $47.4 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
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
Operating Leases
Our corporate headquarters in Newport Beach, California is under a non-cancelable operating lease, which expires on January 31, 2030 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on each February 1 anniversary.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(34.8)	$(76.1)
Investing activities	(1.3)	(1.5)
Financing activities	21.1	(2.6)
Effect of exchange rates on cash	(0.0)	(0.4)
Change in cash and cash equivalents	(15.0)	(80.7)
Cash and cash equivalents, beginning of period	53.9	146.3
Cash and cash equivalents, end of period	$38.7	$65.6
Operating Activities
For the nine months ended September 30, 2023, operating activities used $34.8 million of cash, which primarily resulted from our net loss of $49.9 million. Net operating assets and liabilities improved by $8.7 million, primarily driven by improved collections from customers, payments to vendors, the timing of inventory purchases from our supplier, and the final cash litigation settlement payment of $5.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $12.1 million of stock-based compensation expense, $5.1 million in revaluation of our contingent royalty obligation, $1.4 million of provision of allowance for doubtful accounts and $3.8 million of depreciation and amortization.
For the nine months ended September 30, 2022, operating activities used $76.1 million of cash, which primarily resulted from our net loss of $61.2 million. Net operating assets and liabilities changed by $32.7 million, primarily driven by timing of receipts from customers and payments to vendors and the second cash litigation settlement payment of $15.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $8.4 million of stock-based compensation expense, $3.9 million in revaluation of our contingent royalty obligation, $1.4 million of provision of allowance for doubtful accounts and $2.7 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $1.3 million for the nine months ended September 30, 2023 compared to $1.5 million for the nine months ended September 30, 2022.
Financing Activities
Cash provided by financing activities was $21.1 million for the nine months ended September 30, 2023, compared to $2.6 million of cash used in financing activities for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, cash provided by financing activities resulted from $25.0 million net proceeds from drawing on the second tranche of the Pharmakon Term Loans as described above.
Indebtedness
See “—Liquidity and Capital Resources” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans, (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) milestone payments, development cost-sharing arrangements, and minimum annual purchases under the Symatese Agreement, and (vi) obligations under operating leases related to our office spaces. During the nine months ended September 30, 2023, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described above with the respect to the Symatese Agreement.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Not applicable.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 8.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 8, 2023, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which was filed with the SEC on August 2, 2023. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We are a performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only commercially available product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019. We began selling Jeuveau® in Europe in September 2022 and, as such, have a limited history of generating revenue in those markets. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded a net loss of $49.9 million for the nine months ended September 30, 2023, and we recorded a net loss of $74.4 million and net loss of $46.8 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit as of September 30, 2023 of $547.1 million. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
Because we do not expect Jeuveau® for the treatment of glabellar lines or, subject to regulatory approval, the Evolysse™ line of dermal fillers to be reimbursed by any government or third-party payor, our only product is and will continue to be paid for directly by the consumer. Demand for Jeuveau® and, subject to regulatory approval, the Evolysse™ line of dermal fillers, is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn, instability or crises affecting banks or other financial institutions, or inflation in consumer prices, as we are currently experiencing, could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau®, Evolysse™, or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, instability or crises affecting banks or other financial institutions, or political disruption or geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.

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
As of September 30, 2023, we had 246 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Our business may be materially adversely affected by the impact of geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East, on the global economy and capital markets.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and the ongoing conflict in the Middle East. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which could continue. The ongoing conflict in the Middle East or other such geopolitical conflicts, particularly in the regions in which we operate or seek to expand, could have a similar impact.
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
Although our business has not been materially impacted by the ongoing military conflicts, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.
Our international operations will expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.
We currently have operations in the United States, Canada, and Europe. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations. The current conflict between Ukraine and Russia may also impact European economies and consumer discretionary spending negatively, and the conflict in the Middle East may have similar regional impacts. We do not have significant international operations in Russia, Ukraine, Israel, Palestine or the surrounding regions that have been impacted by the conflicts directly.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our Board of Directors, Sandra Beaver, our Chief Financial Officer, Rui Avelar, our Chief Medical Officer and Head of R&D, and Tomoko Yamagishi-Dressler, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau®, Evolysse™ or any future products we develop.
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
We had 57,092,480 shares of common stock issued and outstanding as of September 30, 2023. As of September 30, 2023, Medytox owned 8.9% of our outstanding shares of common stock and Daewoong owned 5.5% of our outstanding shares of common stock.
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
Our stock price is volatile. For example, the closing price of our common stock during the nine months ended September 30, 2023 has ranged from a low of $7.15 to a high of $11.05. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•additions or departures of key personnel, including our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer, and Chief Marketing Officer;
•intellectual property, product liability or other litigation against us, our manufacturer or other parties on which we rely or litigation against our general industry;
•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•economic conditions in the markets in which we operate, including those related to COVID-19 and ongoing geopolitical conflicts; and
•other factors described in this “Risk Factors” section.
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
Additionally, as discussed above, each of Medytox and Daewoong owns a significant portion of our outstanding shares of common stock. Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates, prohibit Medytox from transferring more than 50% of the shares it was issued in connection with the Medytox Settlement prior to September 16, 2024 and more than 75% of the shares it was issued in connection with the Medytox Settlement prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. The sale by Medytox or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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

•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
•provide that special meetings of our stockholders may be called only by the chairman of the Board of Directors, our Chief Executive Officer or by our Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors, which may delay the ability of our stockholders to force consideration by our company of a take-over proposal or to take certain corporate actions, including the removal of directors.
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
We qualify as an “emerging growth company,” as defined in the JOBS Act. For as long as we remain an emerging growth company or a smaller reporting company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These provisions include, but are not limited to:
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
As a result of the availability of these exemptions, the information that we provide stockholders may be different than what is available with respect to other public companies. Investors may find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will cease being an emerging growth company and a smaller reporting company on December 31, 2023.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1	2023 Inducement Incentive Plan	S-8	333-274906	99.3	10/6/23
10.2+	Employment Agreement, dated August 21, 2023, by and between Tomoko Yamagishi-Dressler and the Registrant.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
‡	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	November 7, 2023	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)