Form 10-K
period 2023-12-31
Evolus, Inc.
filed 2024-03-07
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No  ☐

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $404.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $7.27 per share for such date.

As of March 1, 2024, 57,943,622 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement (the “Proxy Statement”) for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, our plans and expectations regarding regulatory approval, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A Risk Factors in this Annual Report.
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
•We are dependent on Symatese to achieve regulatory approval for the Evolysse™ dermal filler product line in the United States and Europe. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
•We may require additional financing to fund our future operations or execute corporate development activities, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
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
•Jeuveau® may fail to achieve the broad degree of aesthetic practitioners adoption and use or consumer demand necessary for commercial success.
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
EVOLUS™, Jeuveau®, Evolux® and Evolysse™ are trademarks of ours that are used in this Annual Report on Form 10-K. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. This product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Annual Report on Form 10-K as Jeuveau®. Our dermal filler products have different trade names outside of the United States, including Estyme® in Europe, but are referred to throughout this Annual Report on Form 10-K as Evolysse™. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Annual Report on Form 10-K as BOTOX. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
Website References
In this Annual Report on Form 10-K, we make references to our website at www.evolus.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

Part I
Item 1.     Business.
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products. Our primary market is the cash-pay aesthetic market, which consists of medical products that consumers pay for directly out of pocket. Our customers are aesthetic practitioners who are properly licensed to deliver our products. By avoiding the regulatory burdens that accompany reimbursed products and pursuing an aesthetic-only non-reimbursed product strategy, we believe that we create flexibility to deliver a unique value proposition to our customers. We utilize this flexibility to drive customer adoption efforts through programs such as our consumer loyalty program, co-branded marketing programs, promotional events and pricing strategies.
Our Products and Product Candidates
Our currently commercially available product and our product candidates represent two of the largest product categories within medical aesthetics, injectable neurotoxins and injectable dermal fillers, respectively.
Jeuveau® is our commercially available proprietary 900 kilodalton, or kDa, purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Jeuveau® offers a 900kDa botulinum toxin alternative to BOTOX (onabotulinumtoxinA). We believe aesthetic practitioners generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.
Jeuveau® is bolstered by the results from our TRANSPARENCY global clinical program which included more than 2,100 patients and provides robust data to physicians evaluating the purchase of Jeuveau®. We believe the comprehensive TRANSPARENCY clinical data set, including a head-to-head Phase III study comparing Jeuveau® and BOTOX, provides physicians with confidence in recommending Jeuveau® to their patients.
Jeuveau® is currently available in the United States, Canada and certain European markets and we plan to make the product available in Australia and additional European markets.
EvolysseTM is a line of hyaluronic acid dermal fillers which utilizes first-generation cold technology currently in regulatory development. The line includes a variety of products including mid face, nasolabial folds, lips and eyes in the United States and Europe. Regulatory approval has been received for the EvolysseTM nasolabial fold product in Europe and the remaining three products are anticipated to be approved in late 2024. We anticipate a Premarket Approval, or PMA, applications for the first two Evolysse™ dermal filler products will be submitted to the U.S. Food and Drug Administration by mid-year 2024. The United States regulatory approval and commercial launch is expected in 2025 for the first two products with subsequent regulatory approval and product launches for the three remaining products in 2026 and 2027.
The following chart details certain important features of our primary product lines:

Product Line	Status	Description	Treatment	Approvals	Estimated Market Size in 2027
Jeuveau®	Commercial	Injectable botulinum toxin type A	Temporary improvement in the appearance of frown lines in adults.	United States - 2019 Canada - 2018 European Union/United Kingdom/European Economic Area - 2019 Australia - 2023 Switzerland - 2023	United States* - $3.9 billion Europe** - $0.7 billion
EvolysseTM	Product Candidate in Regulatory Development	Portfolio of injectable hyaluronic-acid based dermal fillers.	Improvement of moderate to severe nasolabial folds facial wrinkles, mid face volume, lip fullness and infraorbital hollow correction.	Europe - Anticipated Late 2024 United States - Anticipated 2025	United States* - $2.2 billion Europe** - $1.6 billion

*Source: Medical Insight’s The Global Aesthetic Market Study
** Source: Clarivate Aesthetic Injectables Market Insights
The Medical Aesthetics Market Opportunity
According to Medical Insights, in 2023, total sales of professional medical aesthetic products were estimated to be $19.7 billion globally. Through 2027, the total sales of professional medical aesthetic products is expected to expand by 7.5% per year to $26.8 billion. Within this market, the facial injectables market, consisting of neurotoxins and dermal fillers, is estimated to be $9.5 billion in 2023 and is expected to grow to $13.3 billion in 2027.
We believe that the medical aesthetics market and the facial injectables market are poised for consistent growth driven by a number of factors, including:
•increased use by millennials and younger demographics who are increasingly seeking medical aesthetic treatments and utilizing neurotoxins as an entry point for aesthetic procedures due to their minimally invasive nature;
•an aging population together with an increasing life expectancy, which is resulting in more consumers with a desire for improved appearance and well-being over a longer period of time;
•rising disposable income, with the United States Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 30% from December 2013 to December 2023;
•growing awareness, including through social media, utilization and acceptance of elective or minimally invasive aesthetic procedures; and
•continued innovation and improved accessibility to these treatments due to an increase in the number of aesthetic practitioners who perform these procedures.
Within the multiple age groups that receive aesthetic neurotoxin treatments, we strategically focus our marketing efforts on the millennial segment which is the largest cohort in the United States population. Millennials are defined as individuals born between 1981 and 1996. We believe millennials view aesthetic treatments as integral to personal health and self-care, heavily influenced by social media and the internet.
Our Strategic Differentiation
The key components of our strategy are to:
•Focus on the largest segments of the medical aesthetic market. Aesthetic neurotoxins and dermal fillers are the largest and two of the fastest growing segments in the rapidly expanding global aesthetics market. With their high regulatory barriers to entry, these economically resilient product segments are poised for continued growth and adoption.
•Pursue an aesthetic-only strategy to enhance marketing and pricing flexibility along with improving transparency for our customers. With a reduced regulatory burden compared to third-party payor reimbursed therapeutic products, there are a number of benefits that market participants in reimbursed markets are unable to achieve. Jeuveau® is currently the only U.S. commercialized neurotoxin without a therapeutic indication.
•Launch directly or partner outside of the United States to reach and serve aesthetic practitioners and consumers in those territories.
•Leverage our differentiated digital platform to efficiently open new customer accounts, personalize the purchasing process and efficiently deploy marketing programs at scale, including co-branded media. We have built and continue to improve our platform with the goal of limiting friction and enhancing the overall experience for aesthetic practitioners and ultimately consumers.
•Establish a leading medical aesthetics company with a diversified product offering by in-licensing technology, developing partnerships and potentially acquiring products.

Clinical Evidence/Regulatory Development
Jeuveau® - TRANSPARENCY: Evolus Clinical Development for Glabellar Lines
Our TRANSPARENCY clinical program was a comprehensive five-study clinical development program for Jeuveau® and was used to meet international regulatory requirements. The TRANSPARENCY program included three Phase III studies titled EV-001, EV-002 and EVB-003. Treatment of the Glabellar lines was based on a 4-point photonumeric Glabellar Line Scale, or GLS, where 0=no lines, 1=mild lines, 2=moderate lines and 3=severe lines.
U.S. Phase III Clinical Trials – Composite End Point Versus Placebo
The two identical U.S. Phase III studies, EV-001 and EV-002, enrolled a combined 654 adults who had moderate to severe glabellar lines at maximum frown. Subjects were randomly assigned in a 3:1 ratio to receive a single treatment of either Jeuveau® or placebo. The primary efficacy endpoint was defined as the proportion of subjects classified as responders on Day 30. A subject was considered a responder only if both the investigator and the subject independently agreed that there was a 2 point improvement or greater on the GLS from Day 0 to Day 30 at maximum frown. This type of endpoint where both the investigator and subject must agree is known as a composite endpoint.
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

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
87.2%
82.8%
4.2%
Jeuveau®
n=235
Botox
n=244
Placebo
n=48

EU Phase III Trial - Select Secondary Endpoints

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
EvolysseTM
Dermal Filler Pipeline
The graphic below provides a summary of the current status of development of the EvolysseTM line of dermal fillers in the United States and European Union and anticipated key milestones. In the United States we are seeking a PMA with the FDA. In the European Union we are seeking a CE mark for the EvolysseTM line of dermal fillers.

Other Clinical Evaluations
Phase II “Extra-Strength” Jeuveau® Clinical Trial
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
Manufacturing
Jeuveau®
Daewoong Pharmaceuticals Co. Ltd., or Daewoong, manufactures and supplies Jeuveau® to us. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical companies in South Korea. Daewoong constructed a facility in South Korea where Jeuveau® is produced. We believe this facility will be sufficient to meet demand for Jeuveau® for the foreseeable future. The Daewoong facility has been cleared by regulators in each jurisdiction in which Jeuveau® is approved and is subject to continuous inspections from these regulators.
EvolysseTM
Symatese Aesthetics S.A.S., or Symatese, manufactures and supplies EvolysseTM for us. Symatese has 25 years of experience in manufacturing biomaterials and over a decade of experience manufacturing hyaluronic-acid based dermal fillers which have been approved in the United States, Europe and elsewhere. Symatese maintains a manufacturing facility outside Lyon, France for the production of EvolysseTM. We believe this facility will be sufficient to meet the foreseeable demand for

EvolysseTM. In connection with regulatory approvals for the United States and Europe, the Symatese facility will be inspected by regulators in those countries.
Daewoong License and Supply Agreement
In 2013, we entered into the Daewoong Agreement, which has been amended from time to time, pursuant to which Daewoong agreed to manufacture and supply Jeuveau® and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. If we fail to meet these purchase requirements, Daewoong may, at its option, convert the exclusive license for such covered territory to a non-exclusive license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
The initial term of the Daewoong Agreement expired September 30, 2023, and automatically renewed for an additional three-year term. The Daewoong Agreement automatically renews for unlimited additional three-year terms if we meet certain performance requirements. We expect to meet these performance requirements. The Daewoong Agreement will terminate (A) upon written notice by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) without notice upon the bankruptcy or insolvency of our company.
Under the Daewoong Agreement, we are the sole owner of any marketing authorization and clinical trial results we pursue in a covered territory. However, if we do not renew the Daewoong Agreement or upon termination of the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights to Daewoong.
Symatese License, Supply and Distribution Agreements
On May 9, 2023, we entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”) with Symatese, pursuant to which Symatese granted us an exclusive right to commercialize and distribute its five Evolysse™ dermal filler product candidates, including the products referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye in the United States for use in the aesthetics and dermatological field of use. We also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ line of dermal fillers.
On December 20, 2023, we entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four dermal filler product candidates, which are referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt and (iv) Lips (collectively, the “European Filler Products”) in 50 countries in Europe for use in the aesthetics and dermatological fields. We also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute certain other new products developed using the same technology as the European Filler Products. Regulatory approval has been received for the Evolysse™ nasolabial fold product in Europe and the remaining three products are anticipated to be approved in late 2024. United States regulatory approval remains on track to begin in 2025. We plan to commence commercialization of the approved product lines in 2025 with subsequent product launches in 2026 and 2027.
Under both Symatese Agreements we are required to make certain minimum purchases in order to maintain the exclusivity of our licenses. Both agreements have a 15-year term from the first product that is approved under the agreement and contain unlimited automatic renewal terms of 5-years thereafter. The agreements can be terminated based upon a material breach that remains uncured or failure to meet the minimum purchase requirements. Under the agreements, Symatese is responsible for all costs related to the manufacturing of Evolysse™ including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for certain costs related to the registration of the Lips and Eye Products with the FDA and all costs related to commercialization of Evolysse™. Under both agreements, Symatese will be responsible for and the sole owner of any marketing authorization and clinical trial results for the dermal filler products.
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
We have completed all obligations to Allergan and the majority of our obligations to Medytox under the Medytox/Allergan Settlement Agreements. These completed obligations consisted of (i) cash payments totaling $35.0 million to Allergan and Medytox, of which we paid $15.0 million in the third quarter of 2021, $15.0 million in the first quarter of 2022, and $5.0 million in the first quarter of 2023, (ii) royalty payments to Allergan and Medytox on the sale of Jeuveau®, based on a certain dollar amount per vial sold of Licensed Products by or on our behalf in the United States, from December 16, 2020 through September 16, 2022, (iii) royalty payments to Medytox, from December 16, 2020 to September 16, 2022, of a low-double digit percentage of net sales of Jeuveau® sold by us or on our behalf in territories we have licensed outside the United States, and (iv) the issuance of 6,762,652 shares of our common stock to Medytox.
Our remaining obligation is to pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States through September 16, 2032.
Competition
Aesthetic Neurotoxins
There are only six approved injectable botulinum toxin type A neurotoxins in the United States for aesthetic indications, including Jeuveau®. There are also other injectable botulinum toxin type A products being developed for the U.S. market. We believe the primary competing products in this market include BOTOX, Dysport, Xeomin, Daxxify and Letybo:
•BOTOX, marketed by AbbVie, received FDA approval in 2002 for glabellar lines.
•Dysport, marketed by Galderma S.A., or Galderma, received FDA approval in 2009 for glabellar lines.
•Xeomin, marketed by Merz Pharma GmbH & Co., or Merz, received FDA approval in 2011 for glabellar lines.
•Daxxify, marketed by Revance Therapeutics, Inc., or Revance, received FDA approval in late 2022 for glabellar lines.
•Letybo, marketed by Hugel, Inc., or Hugel, received FDA approval in February 2024 for glabellar lines.
Additionally, Medytox, Inc. and Galderma S.A. have each submitted a BLA to the FDA for injectable botulinum toxin type A neurotoxins. If any one of these BLAs is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. Most of our primary competitors are also approved to sell injectable botulinum toxin type A neurotoxins in Europe and other markets that we may enter.
Dermal Fillers
There are a number of dermal fillers currently offered in the United States. The major competitive products in the United States are:
Hyaluronic Acid Based Dermal Fillers
•Juvéderm line of fillers, marketed by AbbVie.
•Restylane line of fillers, which are marketed by Galderma.
•Belotero line of fillers marketed by Merz.
•RHA Line of fillers manufactured by Teoxane S.A. and marketed by Revance.
•Revanesse line of fillers marketed by Prollenium Medical Technologies, Inc.
Non-Hyaluronic Acid Dermal Fillers

•Sculptra Aesthetic marketed by Galderma.
•RADIESSE line of fillers marketed by Merz.
A number of companies are currently developing dermal fillers for the United States market. Outside of the United States there are an even greater number of competitors with dermal filler products available.
Other Medical Aesthetics Products
In addition to the companies commercializing and developing neurotoxins and dermal fillers, there are other products and treatments that may indirectly compete with our products and product candidates, including but not limited to laser treatments, brow lifts, chemical peels, medical grade and mass-market skin care products, fat injections and removal and cold therapy. We compete with various companies that have products in these medical aesthetic categories. Among these companies are AbbVie, Sanofi, Revance, Sun Pharma, Bausch Health Companies, Mentor Worldwide LLC, a division of Johnson & Johnson, Merz, Galderma, and Skinceuticals, a division of L’Oreal SA.
Seasonality
We have not observed significant seasonality in our net revenues in recent years. However, we are aware that sales of aesthetic neurotoxins are historically subject to the impact of traditional seasonality in the medical aesthetic market, which generally experiences higher revenue in the second and fourth calendar quarters as compared to the first and third calendar quarters.
Government Regulation in the United States
We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our business has been, and will continue to be, subject to a variety of laws including the Federal Food Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or the PHS Act, among others. Biologics, such as our neurotoxin product, and medical devices, such as our dermal filler product candidates, are subject to regulation under the FFDCA and PHS Act.
In the United States, biopharmaceutical products and medical devices are subject to extensive regulation by the FDA. The FFDCA, PHS Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, regulatory approval, license or clearance, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of these products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending license or marketing applications, warning letters and other enforcement actions, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
FDA Marketing Approval of Biologics
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
Post-Approval Requirements for Biologics in the United States
Once a BLA is approved, a product is subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Adverse event reporting and submission of periodic reports is required following the FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase IV testing, Risk Evaluation and Mitigation Strategies, or REMS, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging and labeling procedures must continue to conform to cGMP after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with applicable regulations such as cGMP and the Quality System Regulation. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
U.S. Medical Device Regulation

The FDA regulates the sale and distribution in interstate commerce of medical devices under FFDCA. Devices must undergo premarket review by the FDA prior to commercialization unless the device is of a type exempted from such review by statute, regulation, or pursuant to the FDA’s exercise of enforcement discretion. Pursuant to the FFDCA, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the controls the FDA determines necessary to reasonably ensure their safety and effectiveness.
Class I devices are those for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Many Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) premarket notification process described below.
Class II devices are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and the FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for Class II devices are accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the 510(k) requirements. Premarket notifications are subject to user fees, unless a specific exemption applies. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device, which is a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of a PMA application. In determining substantial equivalence, the FDA assesses whether the proposed device has the same intended use as the predicate device, and the same technological characteristics as the predicate device or different technological characteristics but the information submitted in the premarket notification demonstrates the device is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than the predicate device. The FDA may request additional information, including clinical data. Under the FFDCA, a manufacturer submits a premarket notification 90 days before introducing a device into interstate commerce, but the FDA’s review of the premarket notification can take significantly longer. If the FDA determines that the device is substantially equivalent to the predicate device(s), the subject device may be marketed. However, if the FDA makes a not substantially equivalent determination, then the device would be regulated as a Class III device, discussed below. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification could significantly affect the device’s safety or effectiveness, a new premarket notification must be submitted to the FDA.
Class III devices are deemed by the FDA to pose the greatest risk, such as those for which reasonable assurance of the device’s safety and effectiveness cannot be assured solely by the general controls and special controls described above and that are life-sustaining or life-supporting. Some pre-amendment Class III devices for which the FDA has not yet required a PMA require the FDA’s clearance of a premarket notification in order to be marketed.
However, most Class III devices are required to undergo the PMA process in which the manufacturer must demonstrate reasonable assurance of the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide valid scientific evidence, typically extensive preclinical and clinical trial data and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications (and supplemental PMA applications) are subject to significantly higher user fees than are 510(k) premarket notifications. Some PMA applications are exempt from a user fee, for example a small business’s first PMA.
After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. The FDA also may convene an advisory panel of outside experts to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR. The FDA can delay, limit or deny approval of a PMA application for many reasons.
If the FDA’s evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter authorizing commercial marketing or an approvable letter that usually contains a number of conditions that must be met in order to secure final approval. If the FDA’s evaluations are not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The agency may determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired are submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years, and the process can be expensive and uncertain.
Even if the FDA approves a PMA, the agency can impose post approval conditions that it believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. After approval of a PMA, a new PMA or PMA supplement may be required for a modification to the device, its labeling or its manufacturing process.
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption, or IDE, approved by the FDA for a specified number of patients, unless the product is exempt from IDE requirements or deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials may begin 30 days after the submission of the IDE application unless the FDA disapproves the IDE or places the trial on clinical hold. Additionally, clinical trials may not begin until their protocol and informed consent receive approval from the appropriate institutional review boards, or IRBs, at the clinical trial sites. All clinical trials must be conducted in accordance with the FDA’s IDE regulations.
Even if regulatory approval or clearance of a device is granted, the FDA may impose limitations on the uses and indications for which the device may be labeled and promoted, and the device remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must register their facilities and list their devices with the FDA. A device manufacturer’s manufacturing processes and those of some of its suppliers are required to comply with the applicable portions of the QSR, which covers quality management, design, production and process controls, quality assurance, labeling, packaging, shipping, and complaint handling. Device manufacturers must submit to the FDA medical device reports for deaths, serious injuries, and certain malfunctions and report certain field corrections and product recalls or removals. Some manufacturers also may be subject to post-market surveillance regulations. Facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: public warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, operating restrictions, partial suspension or total shutdown of production, delays in or denial of 510(k) clearance or PMA applications for new products, challenges to existing 510(k) clearances or PMA applications, and a recommendation by the FDA to disallow a device manufacturer from entering into government contracts. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed. In the event that a supplier fails to maintain compliance with a device manufacturer’s quality requirements, the manufacturer may have to qualify a new supplier and could experience manufacturing delays as a result.
Other Regulation of the Healthcare Industry
While we do not currently have plans for our neurotoxin product or our dermal filler product candidate to be covered by insurance or government reimbursement programs, if we were to offer reimbursable products, we could be subject to federal laws and regulations covering reimbursable products, such as the Anti-Kickback Statute, Stark Law and Physician Payment Sunshine Act. These laws that may affect our ability to operate include, but are not limited to:
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
EU Regulation of Biologics
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
EU Regulation of Medical Devices
In the European Union, medical devices must be CE marked in order to be marketed. CE marking a device involves working with a Notified Body (or in some cases, for the lowest risk class devices, the manufacturer can self-certify) to demonstrate that the device meets all applicable requirements of the EU medical devices legislation and that the Quality Management System is compliant. The EU’s Medical Device Directive, or MDD, has been replaced by the EU Medical Device Regulation, or EU MDR, enacted in 2017, and which became effective on May 26, 2021. EU MDR requirements will phase in on a product-by-product basis as certifications issued under the MDD lapse and will require all products to undergo review and approval under these new regulations. The timing for this transition has been extended from no later than May 26, 2024 to December 2027 or December 2028, depending on device classification, provided certain conditions are met with regard to the new regulation, one of which being that all submissions are filed by May 26, 2024. The EU MDR will generally require increased levels of clinical data as compared to MDD requirements, and all product technical data must comply to the latest standards regardless of when the product was initially developed.
UK Regulation of Biologics and Medical Devices
The UK formally left the EU on January 31, 2020. The EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations in many ways, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU.
In respect of medical devices, since the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA (the UK medicines and medical devices regulator) before being placed on the Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the United Kingdom. By July 1, 2023, in Great Britain, all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until December 2024. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. UCKA marking will, however, not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the United Kingdom, differ from those in the rest of the United Kingdom.

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
Human Capital Resources
As of December 31, 2023, we had 273 employees, all of whom were full-time in the United States, Canada and Europe, and 63% of our full-time employees were women. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have never experienced any work stoppage. We believe we have good relations with our employees.
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
Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees with access to a variety of health and wellness programs, including programs that support physical and mental health and well-being by providing tools, resources, and coaching to help them improve or maintain a healthy lifestyle. We maintain a healthy workplace by encouraging employees to work remotely if feeling ill and offering a hybrid work schedule.
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

Item 1A. Risk Factors.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8 “Consolidated Financial Statements and Supplementary Data.” If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Strategy
We currently depend entirely on the successful commercialization of our only commercially available product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
We currently have only one commercially available product, Jeuveau®, and our business presently depends entirely on our ability to successfully market and sell it in a timely manner. We commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019. We commercially launched in Europe in September 2022, and as such, we have a limited history of generating revenue for Jeuveau® in those markets. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to successfully commercialize Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®. Each of these factors may vary on a country by country basis as we expand our operations.
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
We are a global performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only commercially available product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019. We began selling Jeuveau® in Europe in September 2022 and, as such, have a limited history of generating revenue in those markets. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded net losses of $61.7 million and $74.4 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit as of December 31, 2023 of $559.0 million. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
We are reliant on Symatese to achieve regulatory approval for the Evolysse™ product line in the United States and Europe. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
The FDA and European regulatory processes for medical devices such as Evolysse™ are complex, time-consuming and subject to numerous inherent risks. Before Evolysse™ can be marketed in the United States or Europe, Symatese must obtain regulator approval for the dermal fillers. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
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
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval and launch of Jeuveau® in the United States, Europe, Canada, and Australia. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell Jeuveau® and for the clinical development of Evolysse™ and any additional product candidates we may choose to pursue. While we believe that we currently have adequate capital resources, which consist of cash and cash equivalents and cash generated from operations, to operate our business until our business generates profits and positive cash flow, this belief is based upon certain financial assumptions including net revenue, gross margin, working capital and expense assumptions. If these assumptions are incorrect, or if we experience other risks or uncertainties set forth in this Annual Report on Form 10-K, we may require additional capital to operate our business.
We expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. We have also agreed to reimburse Symatese for certain clinical trial expenses related to the Evolysse™ Lip and Eye products in the United States and for certain regulatory filing fees in Europe. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau®, research and development, approval and commercialization of products and any of our future product candidates, including our proposed higher strength dose of Jeuveau® and the Evolysse™ line of dermal fillers, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell Jeuveau® or, if approved, the Evolysse™ line of dermal fillers. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.

If we were to raise additional capital through marketing and distribution arrangements, or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed or variable payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to market and sell Jeuveau® or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
In addition, the global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. In the event we are unable to raise sufficient capital to fund our commercialization efforts to achieve specified minimum sales targets under the Daewoong Agreement, Symatese U.S. Agreement and the Symatese Europe Agreement, we will lose exclusivity of the license that we have been granted under those respective agreements. In addition, if we are unable to raise additional capital when required or on acceptable terms, we will be required to take actions to address our liquidity needs which may include the following: significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
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
Under the Medytox Settlement Agreement we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox Settlement Agreements, including Jeuveau® (the “Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the ITC Action, a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. Under the agreement, we remain obligated to pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States until September 16, 2032. In addition, under the Medytox Settlement Agreement we made certain representations and warranties and agreed to certain customary positive and negative covenants.
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
Because we do not expect Jeuveau® for the treatment of glabellar lines or, subject to regulatory approval, the Evolysse™ line of dermal fillers to be reimbursed by any government or third-party payor, our products will continue to be paid for directly by the consumer. Demand for Jeuveau® and, subject to regulatory approval, the Evolysse™ line of dermal fillers, is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn, instability or crises affecting banks or other financial institutions, or inflation in consumer prices, as we are currently experiencing, could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau® , Evolysse™, or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, instability or crises affecting banks or other financial institutions, or political disruption or geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.
In addition, our business strategy was developed based on a number of important assumptions about the cash-pay healthcare market. For example, we believe that the number of cash-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of Jeuveau® or any of our future product candidates could differ materially from our projections if our assumptions are incorrect.

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
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences.
Our products face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Jeuveau® is approved for use and Evolysse™ is being investigated for use in medical aesthetic market. Regulatory approval has been received for the Evolysse™ nasolabial fold product in Europe and the remaining three products are anticipated to be approved in late 2024. The United States regulatory approval and commercial launch is expected in 2025 for the first two products with subsequent regulatory approval and product launches for the remaining products in 2026 and 2027. The medical aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Our products face, and we anticipate that our future products will face, significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and dermal fillers. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Within the dermal filler market we will also face large, experienced competitors such as AbbVie and Galderma. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the medical aesthetic market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
These competitors may also try to compete with our aesthetic products on price both directly, through rebates and promotional programs to high volume customers and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as dermal fillers that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant number of studies and publications that they could use to compete with us.
In the long term, we expect to expand our focus to the broader cash-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. obtained approval for an injectable botulinum toxin type A neurotoxin on September 8, 2022, called “Daxxify” and Hugel, Inc. obtained approval for its injectable botulinum toxin type A neurotoxin on February 29, 2024. Additionally, both Galderma S.A. and Medytox, Inc. have submitted a BLA to the FDA for an injectable botulinum toxin type A neurotoxin . With the approval of Revance Therapeutic’s and Hugel’s BLAs and the potential approval of additional BLAs, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader cash-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
Our strategy of competing in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to cash-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to cash-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material effect on our business, financial condition and results of operations. Additionally, as a result of the royalty payments that we are required to pay under the Medytox Settlement Agreement, we may not be able to discount Jeuveau® to the extent that we previously provided discounts to customers without impacting our gross profit margins. If we increase prices for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
In addition, competitors may develop new technologies within the medical aesthetic market that may be superior in safety and efficacy to our products or offer alternatives to the use of toxins or dermal fillers, including surgical and radio frequency techniques. To compete successfully in the medical aesthetic market, we will have to demonstrate that our products are at least as safe and effective as current products sold by our competitors. Competition in the medical aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
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
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than Jeuveau® or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing Jeuveau® and any future product candidates and attracting practitioner and consumer demand.
Our products may fail to achieve the broad degree of aesthetic practitioner adoption and use or consumer demand necessary for continued commercial success.
Jeuveau® or, subject to regulatory approval, the Evolysse™ line of dermal fillers may fail to gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau® and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ line of dermal fillers, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
The degree and rate of practitioner adoption of Jeuveau® and any product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs, training of our customers and ability to overcome any biases aesthetic practitioners or consumers may have toward the use, safety and efficacy of existing products over our products. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than we can so long as Jeuveau® remains our only commercially available product.
In addition, in its clinical trials, Jeuveau® was clinically tested and compared to BOTOX, both of which contain a 900 kDa complex. We believe that aesthetic practitioners’ familiarity with the 900 kDa complex’s handling, preparation and dosing will more easily facilitate incorporation of Jeuveau® into their practices. However, the ease of integration of Jeuveau® into an aesthetic practitioner’s practice may not be as seamless as we anticipate.
With respect to consumer demand, the treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and aesthetic practitioner recommendations of Jeuveau® versus competitive products or procedures. Moreover, consumer demand may fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular, changes in demographics and social trends, rising inflation and general consumer confidence and consumer discretionary spending, which may be impacted by the COVID-19 outbreak, economic and political conditions.
If Jeuveau®, Evolysse™, or any product candidates fails to achieve the broad degree of aesthetic practitioner adoption necessary for commercial success or the requisite consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
Our ability to market Jeuveau® is limited to use for the treatment of glabellar lines, and if we want to expand the indications for which we market Jeuveau®, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
We have received regulatory approval for Jeuveau® in the United States for the treatment of moderate to severe glabellar lines. The terms of that approval restrict our ability to market or advertise Jeuveau® for other indications, which could limit aesthetic practitioner and consumer adoption. Under the U.S. Federal Food Drug and Cosmetic Act, we may generally only market Jeuveau® for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, AbbVie, has obtained and plans to obtain additional indications for its neurotoxin product within medical aesthetics and, therefore, is able to market its product across a greater number of indications than Jeuveau®. If we are unable to obtain approval for indications in addition to our approval for glabellar lines, our marketing efforts for Jeuveau® will be severely limited. As a result, we may not generate aesthetic practitioner and consumer demand or approval of Jeuveau®.
We rely on our digital technology and applications and our business and operations could suffer in the event of information system failures or a cybersecurity incident.
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
The information systems underlying our digital technology may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our digital technology is unavailable when customers attempt to access them, or if they do not load as quickly as expected, users may not use our technology as often in the future, or at all, and our ability to sell our products through a more limited sales force may be disrupted and we may not realize the efficiencies of leveraging our digital technology, any of which could adversely affect our business and financial performance. As the number of users of our digital technology continues to grow we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. It is possible that we may fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, which may adversely affect our customers’ experience with our digital technology which may decrease our revenue and harm our results of operations.

Despite the implementation of security measures, our internal computer systems, including our information systems, and those of third parties on which we rely, are vulnerable to disruption or damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cybersecurity incidents, insider threats, persons who access our information systems in an unauthorized manner, or inadvertent misconfiguration of our systems. The risk of a security incident or system disruption, particularly through cybersecurity incidents, including by computer hackers, foreign governments and cybercriminals, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Interruptions in our operations caused by such an event could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. Interruptions in our operations caused by such an event could also result in a material disruption in our relationship with our customers. For example, if our Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation.
Moreover, a cybersecurity incident that affects our information systems or results in the unauthorized access to financial information, personally identifiable information (PII), customer information or data, including credit card transaction data or other sensitive information, could materially damage our reputation. In addition, such a security incident may require notification to governmental agencies, the media or individuals pursuant to various international, federal and state privacy and security laws, including the General Data Protection Regulation (GDPR), the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, the California Consumer Privacy Act, among other things, has created new individual privacy rights and imposes increased obligations on companies handling PII. In the event of a security incident, we would also be exposed to the risk of litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cybersecurity incidents and other related security incidents.
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
If we are found to have improperly promoted off-label uses, or if customers misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, significant fines, penalties, sanctions, or product liability claims, and our image and reputation within the industry and marketplace could be harmed.
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as Jeuveau®. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Customers could use Jeuveau® on their patients in a manner that is inconsistent with the approved label of the treatment of moderate to severe glabellar lines, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the European Medicines Agency, or EMA, and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to the FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
Customers may also misuse Jeuveau® or any future product we offer or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If Jeuveau® or any future product candidates are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of Jeuveau® or any future product candidates for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among customers and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.
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
We face an inherent risk of product liability as a result of the commercialization of Jeuveau®, Evolysse™, and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources and result in decreased demand for Jeuveau®, Evolysse™, or any future product candidates or products we may develop, termination of clinical trial sites or entire trial programs, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants or cancellation of clinical trials and significant costs and diversion management’s time to defend the related litigation.
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
Although most of our effort is focused on the commercialization of Jeuveau®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the cash-pay aesthetic market. Jeuveau® is currently our sole commercially available product and Evolysse™ has not yet been approved for use by the FDA. Our competitors are currently able to bundle multiple aesthetic products to provide a more comprehensive offering than we can as a single product company. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising aesthetic product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
As of December 31, 2023, we had 273 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed to such fluctuations are the British pound and the EU euro. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, such as under our Symatese U.S. Agreement and Symatese Europe Agreement, which has payments denominated in Euros, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.
If we fail to attract and keep senior management and key personnel, we may be unable to market and sell Jeuveau® successfully, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our Board of Directors, Sandra Beaver, our Chief Financial Officer, Rui Avelar, our Chief Medical Officer and Head of R&D, and Tomoko Yamagishi-Dressler, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau®, Evolysse™, or any future products we develop.
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
Our strategy of focusing exclusively on the cash-pay healthcare market may limit our ability to increase sales or achieve profitability.
Our strategy is to focus exclusively on the cash-pay healthcare market. This focus may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we have chosen not to offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for Jeuveau® or any future products, such as Evolysse™.
For example, under the Daewoong Agreement our rights to market and sell Jeuveau® are limited to cosmetic indications and under the Symatese U.S. Agreement and Symatese Europe Agreement our rights are limited to aesthetic and dermatologic uses. Daewoong has subsequently licensed the rights to the therapeutic indications for Jeuveau® to a third party. As a result, we do not have the ability to expand the permitted uses of our products for therapeutic indications.
Jeuveau® is the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy allows for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, customers may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to Jeuveau®, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with Jeuveau® on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for Jeuveau®.
Our business involves the use of hazardous materials, and we and our third-party manufacturer and supplier must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our research and development and manufacturing activities in the future may, and our licensors’ manufacturing and supplying activities presently do, involve the controlled storage, use and disposal of hazardous materials, including botulinum toxin type A, a key component of Jeuveau®, and other hazardous compounds. We and our licensors are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our licensors’ facilities pending their use and disposal. We and our licensors cannot eliminate the risk of contamination, which could cause an interruption of any of our licensors’ manufacturing processes, our commercialization efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our licensors for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent.
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
We have incurred substantial losses during our history and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2023, we had $317.7 million of federal NOLs and $227.3 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2023, we had federal research and development credit carryforwards of $2.9 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Risks Related to Our Relationship with Our Licensors
We rely on the Daewoong Agreement, the Symatese U.S. Agreement and the Symatese Europe Agreement and any termination or loss of significant rights, including exclusivity, under these agreements would materially and adversely affect our business.
Our ability to exclusively commercialize Jeuveau® and Evolysse™ are completely dependent on the Daewoong Agreement, and the Symatese U.S. Agreement and Symatese Europe Agreement, respectively. Under each agreement we have numerous obligations, including minimum product purchases, milestone payments and commercialization and development obligations. If we breach any material obligation, our partners may terminate or decrease our rights under the agreements. If we were to lose rights under the Daewoong Agreement, or either of the Symatese Agreements, we would experience an immediate reduction in our revenues and future business opportunities. We believe it would be difficult to find an alternative supplier of these products. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with either of our partners the demand for our products could be materially and adversely affected.
We currently rely solely on Daewoong to manufacture Jeuveau®, and on Symatese to manufacture Evolysse™ and as such, any production or other problems with either licensor could adversely affect us.
We depend solely upon Daewoong for the manufacturing of Jeuveau®, and on Symatese to manufacture Evolysse™. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Suppliers of any new product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on Daewoong and Symatese entails additional risks, including reliance on our partners for regulatory compliance and quality assurance, the possible breach of either the Daewoong Agreement by Daewoong or the Symatese U.S. Agreement and Symatese Europe Agreement by Symatese, and the possible termination or nonrenewal of either agreement at a time that is costly or inconvenient for us. Our failure, or the failure of our partners, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Our dependence on our partners also subjects us to all of the risks related to our partner’s business, which are all generally beyond our control. Our partners’ ability to perform their obligations under their respective agreements is dependent on their operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in their home countries and the broader region in general and the ability of our partners to continue to successfully attract customers and compete in its market.
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
Moreover, our licensors developed the manufacturing process for our products in facilities outside the United States. If these facilities were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, public health emergencies, employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility is disrupted for any other reason, such an event could jeopardize our licensors’ ability to manufacture our products as promptly as we or our customers expect or possibly at all. If our licensors are unable to manufacture our products within a timeframe that meets our and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed. Any disaster recovery and business continuity plans that we and our licensors may have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or our licensors’ lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.
We forecast the demand for commercial quantities of our products, and if our forecasts are inaccurate, we may experience delays in shipments, increased inventory costs or inventory levels, and reduced cash flow.
We purchase our products from our licensors, Daewoong and, subject to regulatory approval, Symatese. Pursuant to our agreements with our licensors, we are obligated to submit forecasts of anticipated product orders and may, from time to time, submit purchase orders on the basis of these forecasting requirements. For a variety of reasons we may not be able to accurately predict future demand. In addition, we expect our licensors to manufacture our products for other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and our licensors may be unable to meet our increased demand. In addition, our products have fixed future expiration dates. If we overestimate demand for our products, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate requirements for our products, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
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
Additionally, we are aware that multiple entrants into the dermal filler market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their dermal filler products. As the importer of record and commercial distributor of Evolysse™, we may be required to defend these cases, which may result in increased legal costs and royalty costs.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products, such as our neurotoxin product, and medical devices, such as our dermal filler product candidates, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:
•impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;
•issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•mandate modifications to promotional materials or require us to provide corrective information to aesthetic practitioners;
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
We had 57,820,621 shares of common stock issued and outstanding as of December 31, 2023. As of December 31, 2023, Medytox owned 5.8% of our outstanding shares of common stock and Daewoong owned 5.4% of our outstanding shares of common stock.
This concentrated ownership position may provide either of Medytox or Daewoong with influence in determining the outcome of corporate actions requiring stockholder approval, including the election and removal of directors.
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
Our stock price is volatile. For example, the closing price of our common stock during the year ended December 31, 2023 has ranged from a low of $7.15 to a high of $11.05. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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

•any termination or loss of rights under the Daewoong Agreement, the Symatese U.S. Agreement or the Symatese Europe Agreement;
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
•sales of substantial amounts of our stock by Medytox and Daewoong or other significant stockholders or our insiders, or the expectation that such sales might occur;
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
Additionally, as discussed above, both of Medytox and Daewoong own a significant portion of our outstanding shares of common stock. Subject to the restrictions described in the paragraph below, future sales of these shares in the public market will be subject to certain contractual limitations in the case of shares of our common stock owned by Medytox and the volume and other restrictions of Rule 144 under the Securities Act for so long as Medytox or Daewoong are deemed to be our affiliate, unless the shares to be sold are registered with the SEC. Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates prohibit Medytox from transferring more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. The sale by Medytox or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan and 2023 Inducement Incentive Plan and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the contractual arrangements discussed above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares issued under these plans in the public market, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Our cybersecurity risk management process is designed to identify and manage internal and external cybersecurity threats and vulnerabilities to and within our business and operations. Our cybersecurity program is integrated into our overall risk management systems, business continuity and crisis management programs, third-party risk management program, insurance risk management program, and employee compliance programs. Our cybersecurity program includes systems and processes such as, but not limited to, maintenance and monitoring of information security policies, implementation and maintenance of infrastructure security systems, programs and policies designed to promote employee awareness of cyber policies and practices (including implementing an annual process for employees to complete security awareness training in addition to new employee cybersecurity awareness training), information systems configuration management, use of third-party risk management systems, process to promote identity and information asset protection and cybersecurity threat operations with continuous monitoring. This program also includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers.
We have developed an incident response plan designed to coordinate the activities that we and our third-party security service providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate any reputational damage. Additionally, as part of our overall risk management program, we maintain a global insurance portfolio with cybersecurity coverage.
To date, we do not believe that our business, results of operations and financial condition have been materially affected as a result of identified cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents that we are aware of. However, we cannot provide assurance that we will not be materially affected in the future by such risks or any future cybersecurity incidents. For more information on our cybersecurity-related risks, please refer to the risk factor titled “We rely on our digital technology and applications and our business and operations could suffer in the event of information system failures or a cybersecurity incident” in Part I, Item 1A of this Report.
Governance
Our cybersecurity team is led by the SVP of IT and Operations, who reports to our Chief Financial Officer. Our SVP of IT and Operations and the cybersecurity team have over 25 years of experience managing and securing technology infrastructure. The cybersecurity team has responsibility for the planning and execution of our processes to manage cybersecurity and other information technology risks. The cybersecurity team also institutes and maintains controls for our systems, applications, and databases. Our management, with involvement and input from our Board of Directors, performs annual enterprise-wide cybersecurity assessments to identify and manage key existing and emerging risks for our company.
The Board of Directors receives periodic updates on our cybersecurity risks from our SVP of IT and Operations, which include risk assessments, areas of emerging risks, incidents and industry trends, and other areas of importance. These reports include updates on our progress preparing for, preventing, detecting, responding to and recovering from material cyber incidents, if any. In addition, as needed, management updates the Board of Directors regarding any material cybersecurity incidents.
Item 2.    Properties.
Our corporate headquarters is located at 520 Newport Center Drive, Suite 1200, Newport Beach, CA 92660, in a facility that we lease, encompassing approximately 17,758 square feet of space. On July 27, 2023, we entered into an amendment to the existing lease agreement for our corporate headquarters for additional office space of approximately 8,333 square feet of space. The lease term for the additional office space is expected to commence in the second half of 2024. The lease agreement expires on January 31, 2030. With the additional office space, we believe our facilities are sufficient for our current needs. When our lease expires, we may exercise our renewal option or look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.
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
Holders of Record
As of March 1, 2024, we had approximately 36 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Evolus
Nasdaq Composite Index
Nasdaq Biotechnology Index

This graph shows a comparison of the cumulative total return on our common stock, The Nasdaq Composite Index, and The Nasdaq Biotechnology Index for the five years ended December 31, 2023. The graph assumes that $100 was invested at the market close on the last trading day for the year ended December 31, 2018 in each investment and assumes the reinvestment of any dividends. The stock price performance on the graph is not necessarily indicative of future stock price performance.

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Evolus	$100.00	$102.27	$28.24	$54.71	$63.11	$88.49
Nasdaq Composite Index	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24
Nasdaq Biotechnology Index	$100.00	$124.41	$156.36	$155.37	$138.42	$143.60
Unregistered Sales of Equity Securities
As consideration for the rights granted under the Symatese Europe Agreement as described in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, on December 20, 2023 we issued to Symatese 610,000 shares of our common stock, par value $0.00001 per share. Such shares were offered and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering. Symatese has represented to us that it is an accredited investor and that it acquired such shares of common stock for investment purposes only and not with a view to any resale, distribution or other disposition of securities in violation of the Securities Act.

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and consolidated results of operations and should be read together with the consolidated financial statements and the notes thereto included in Item 8 “Consolidated Financial Statements and Supplementary Data” and included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products in the cash-pay aesthetic market. Our first product, Jeuveau® (prabotulinumtoxinA-xvfs), is currently sold in the United States, Canada and certain European countries. We have commercial launch plans in additional countries where we have regulatory approval that we expect to implement in the next few years. We are also actively pursuing regulatory approval of Evolysse™, a line of hyaluronic acid dermal fillers, and anticipate obtaining regulatory approval of the Evolysse™ line of products in Europe in the second half of 2024 and in the United States beginning in 2025. Regulatory approval has already been received for the Evolysse™ nasolabial fold product in Europe.
Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Evolysse™, a line of dermal fillers, is a first-generation cold technology hyaluronic acid line for products including mid face, nasolabial folds, lips and eyes. Our primary market is the cash-pay aesthetic market, which consists of medical products that consumers pay for directly out of pocket. Our customers are aesthetic practitioners who are properly licensed to deliver our products. By avoiding the regulatory burdens that accompany reimbursed products and pursuing an aesthetic-only non-reimbursed product strategy, we create flexibility to deliver a unique value proposition to our customers. We utilize this flexibility to drive customer adoption through programs such as our consumer loyalty program, co-branded marketing programs, promotional events and pricing strategies.
Recent Developments
Symatese Agreements
On May 9, 2023, we entered into a License, Supply and Distribution Agreement, or the Symatese U.S. Agreement, with Symatese S.A.S (“Symatese”), pursuant to which Symatese granted to us an exclusive right to commercialize and distribute five dermal filler product candidates which we collectively refer to as Evolysse™, including the products we refer to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye in the United States for aesthetic and dermatological uses. We also have the right of first negotiation to obtain a license from Symatese for any new products developed using the same technology as the Evolysse™ line of dermal fillers.
Evolysse™ Lift, Smooth, and Sculpt are currently in advanced stages of clinical trials pursuant to an investigational device exemption, or IDE, from the U.S. Food and Drug Administration, or FDA. We have agreed to a cost-sharing arrangement with Symatese to gain FDA approval of the Evolysse™ Lips and Eye products. Subject to FDA approval, we expect Evolysse™ Lift and Smooth to commercially launch in the first half of 2025, Evolysse™ Sculpt to launch in 2026 and Evolysse™ Lips and Eye to launch in 2027.
On December 20, 2023, we entered into a License, Supply and Distribution Agreement, or the Symatese Europe Agreement, pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four dermal filler product candidates, which are referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. Regulatory approval has been received for the Evolysse™ nasolabial fold product in Europe and the remaining three products are anticipated to be approved in late 2024.
We will be licensing our neurotoxin, Jeuveau®, to Symatese for distribution in France, marking the fifth European market that we have now entered. In addition, we will sub-license its distribution rights for the Evolysse™ fillers line to a Symatese subsidiary for distribution in France.
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
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches (“Pharmakon Term Loans”). The first tranche of $75.0 million was funded on December 29, 2021. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. In exchange for the extension, we paid an amendment fee of $0.5 million to Pharmakon. On May 9, 2023, we entered into a Third Amendment to the loan agreement, which provides for the advancement of the second tranche of $50.0 million in two installments: (i) $25.0 million advanced on May 31, 2023 and (ii) $25.0 million advanced on December 15, 2023. The Pharmakon Term Loans matures on the six-year anniversary of the closing date of the first tranche. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
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
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2023	2022
Revenue:
Product revenue, net	$199.7	$146.6
Service revenue	2.4	2.0
Total net revenues	202.1	148.6

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	61.6	55.9
Selling, general and administrative	164.9	141.8
Research and development	6.6	4.7
In-process research and development	8.9	2.0
Revaluation of contingent royalty obligation payable to Evolus Founders	4.3	5.8
Depreciation and amortization	5.1	3.7
Total operating expenses	251.3	213.9
Loss from operations	(49.2)	(65.3)
Non-operating expense, net	(12.3)	(9.0)
Loss before income taxes:	(61.5)	(74.3)
Income tax expense	0.2	0.1
Net loss	$(61.7)	$(74.4)
Unrealized loss, net of tax	(0.1)	(0.3)
Comprehensive loss	$(61.8)	$(74.7)
The following table summarizes our gross profit margin for the periods indicated:

	Year Ended December 31,
(in millions)	2023	2022
Total net revenues	$202.1	$148.6
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	61.6	55.9
Amortization of distribution right intangible asset	3.0	3.0
Total cost of sales	64.5	58.9
Gross profit	$137.6	$89.8
Gross profit margin	68.1%	60.4%
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

Net revenues of Jeuveau® sales increased by $53.5 million, or 36.0%, to $202.1 million for the year ended December 31, 2023 from $148.6 million for the year ended December 31, 2022, primarily due to higher sales volumes. Net revenues during the year ended December 31, 2023 and 2022 consisted of $2.4 million and $2.0 million of service revenue, respectively, from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market as well as on regulatory approval for the EvolysseTM dermal filler product line in the United States and Europe by Symatese.
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
Product cost of sales, excluding amortization of intangible assets, increased by $5.7 million, or 10.1%, to $61.6 million for the year ended December 31, 2023 from $55.9 million from the year ended December 31, 2022 primarily due to higher sales volume, offset by reduced royalty obligations to Medytox. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of our Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 68.1% and 60.4% for the years ended December 31, 2023 and 2022, respectively. Our gross profit margin was impacted negatively and materially through September 2022, by our payments under the Medytox/Allergan Settlement Agreements. Our gross profit margin has been and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $23.1 million, or 16.3%, to $164.9 million for the year ended December 31, 2023 from $141.8 million for the year ended December 31, 2022, primarily resulting from increasing personnel costs and related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $1.8 million, or 38.3%, to $6.6 million for the year ended December 31, 2023 from $4.7 million for the year ended December 31, 2022. The increase was primarily attributable to increasing our clinical operations and research and development expenses related to the Phase II “extra-strength” clinical trial. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
In-process research and development increased by $6.9 million, or 343.5%, to $8.9 million for the year ended December 31, 2023 from $2.0 million for the year ended December 31, 2022. In 2022, we recorded an upfront payment of $2.0 million in connection with the License and Research Collaboration Agreement (the “Collaboration Agreement”) we entered into with a 3D printing company with biomaterial capabilities. In 2023, we recorded the upfront payment of $4.4 million and the issuance of shares of $4.4 million in connection with the Symatese U.S. Agreement and Symatese Europe Agreement, respectively. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders

The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the years ended December 31, 2023 and 2022, the revaluation charges of $4.3 million and $5.8 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $1.4 million, or 37.9%, to $5.1 million for the year ended December 31, 2023 from $3.7 million for the year ended December 31, 2022, primarily due to an increase in amortization of internal-use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $3.3 million, or 36.6%, to $12.3 million for the year ended December 31, 2023 from $9.0 million for the year ended December 31, 2022, primarily due the advancement of the $50.0 million second tranche of the Pharmakon Term Loans in 2023. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with the market.
Income Taxes Expense
There was minimal income tax expense for the years ended December 31, 2023 and 2022.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $62.8 million, positive working capital of $64.1 million and stockholders’ deficit of $20.7 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $559.0 million as of December 31, 2023 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $61.7 million and $74.4 million in the years ended December 31, 2023 and 2022, respectively. We had a net loss from operations of $49.2 million and $65.3 million in the years ended December 31, 2023 and 2022, respectively. We used net cash of $34.0 million and $84.9 million in operating activities for the twelve months ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia, pursue regulatory approvals in other jurisdictions and ready for commercial launch of the Evolysse™ Lift, Smooth, Sculpt and Eye dermal filler product line.
Impact of Inflation
The markets in which we operate are currently experiencing increased inflation. While we do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented, a prolonged inflationary environment could impact consumer discretionary spending for aesthetic medical procedures, increase our cash required for operations and impact our liquidity position.
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. We have not sold any shares under the ATM Sales Agreement. See Note 9. Stockholders’ Equity for additional information.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to us in two tranches. The first tranche of $75.0 million was funded on December 29, 2021. We received net proceeds of approximately $68.7 million from Pharmakon, after issuance costs and debt discounts. On December 5, 2022, we entered into a Second Amendment to the loan agreement to extend our option to draw down the second tranche of $50.0 million until December 31, 2023. On May 9, 2023, we entered into a Third Amendment to the loan agreement, which provided for the advancement of the second tranche of $50.0 million in two installments: (i) $25.0 million advanced on May 31, 2023 and (ii) $25.0 million advanced on December 15, 2023, which amounts were advanced on such dates subject to the terms and conditions of the Pharmakon Term Loans. We are required to pay interest only under the loan agreement until March 2026, after which we make seven equal quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the loan. We pay the remaining principal of the loan on the maturity date. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR rate floor of 1.0%) plus 8.5% per annum. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments of a low single digit percentage of net sales of Jeuveau® to the Evolus Founders. These obligations terminate at the end of the second quarter of 2029. The fair value of the obligations is valued quarterly and is referred to in our consolidated financial statements as the contingent royalty obligation.
As of December 31, 2023 and 2022, we recorded an aggregate balance of $45.0 million and $46.3 million, respectively, on our consolidated balance sheet for the future royalty payment obligation to Evolus Founders.
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
Symatese U.S. Agreement
The Symatese U.S. Agreement includes certain milestone payments, development cost-sharing arrangements, and minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
Symatese Europe Agreement
The Symatese Europe Agreement includes certain milestone payments and minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
Operating Leases
Our corporate headquarters in Newport Beach, California is under a non-cancelable operating lease, which expires on January 31, 2030 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on each February 1 anniversary.
Current and Future Capital Requirements

We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations and sales under the ATM Sales Agreement will be sufficient to satisfy our cash requirements for at least the next twelve months for working capital to support our daily operations and meet commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents and cash generated from operations, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to, the impact of any potential disruptions to our supply chain, inflation or other economic conditions, uncertainty regarding the stability of certain financial institutions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.
Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® in the United States and success of planned international launches;
•the timing of regulatory approval for the Evolysse™ dermal filler product line in the United States and Europe by Symatese and our ability to successfully commercialize these products;
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
•the cost of commercialization activities for Jeuveau®, the Evolysse™ dermal filler product line or any future product candidates that are approved or cleared for sale, including marketing, sales and distribution costs;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
(in millions)
Net cash provided by (used in):
Operating activities	$(34.0)	$(84.9)
Investing activities	(1.6)	(2.9)
Financing activities	44.6	(4.1)
Effect of exchange rates on cash	(0.1)	(0.3)
Change in cash and cash equivalents	8.9	(92.3)
Cash and cash equivalents, beginning of period	53.9	146.3
Cash and cash equivalents, end of period	$62.8	$53.9
Operating Activities
For the year ended December 31, 2023, operating activities used $34.0 million of cash, which primarily resulted from our net loss of $61.7 million. Net operating assets and liabilities changed by $5.9 million, primarily driven by improved collections from customers, payments to vendors, the timing of inventory purchases from our supplier, and the final cash litigation settlement payment of $5.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $16.5 million of stock-based compensation expense, $1.4 million of provision of allowance for doubtful accounts, $1.1 million of amortization of debt discount and issuance costs, $5.1 million of depreciation and amortization, $4.3 million in revaluation of our contingent royalty obligation and $4.4 million of in-process research and development expense.
For the year ended December 31, 2022, operating activities used $84.9 million of cash, which primarily resulted from our net loss of $74.4 million. Net operating assets and liabilities changed by $34.3 million, primarily driven by timing of receipts from customers and payments to vendors and the second cash litigation settlement payment of $15.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $10.8 million of stock-based compensation expense, $5.8 million in revaluation of our contingent royalty obligation, $1.6 million of provision of allowance for doubtful accounts, $1.1 million of amortization of debt discount and issuance costs and $3.7 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $1.6 million for the year ended December 31, 2023, compared to $2.9 million for the year ended December 31, 2022.
Financing Activities
Cash provided by financing activities was $44.6 million for the year ended December 31, 2023, compared to $4.1 million of cash used in financing activities for the year ended December 31, 2022. For the year ended December 31, 2023, cash provided by financing activities resulted from $50.0 million net proceeds from drawing on the second tranche of the Pharmakon Term Loans as described above.

Indebtedness
See “—Liquidity and Capital Resources” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $60.9 million, with $17.9 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 milestone payments under the Symatese U.S. Agreement consisting of €1.6 million in June 2025, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to three of the dermal filler products gaining approval prior to that date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of : €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the earlier of the third anniversary of certain regulatory approvals or following a year in which we achieves €25 million in revenue in Europe for the dermal filler products, and (vii) obligations under operating leases related to our office space which are described in more detail in Item 8. Consolidated Financial Statements and Supplementary Data - Note 7. Operating Leases.

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
We generate product revenue from the sale of Jeuveau® in the United States and Europe and service revenue from the sale of Jeuveau® through a distribution partner in Canada. For product revenue, we recognize revenue when control of Jeuveau® is transferred to a customer upon receipt. For service revenue, we are determined to be the agent in the distribution of Jeuveau® in Canada and record the sale as service revenue on a net basis.
Product revenues are recorded net of sales-related adjustments, wherever applicable.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate and Market Risk
We are exposed to market risks in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that could cause the principal amount of these assets to fluctuate and thus do not pose any interest rate risk to us. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate for the Pharmakon Term Loans. As of December 31, 2023, we had $120.4 million outstanding on the term loan. We estimate that a 1% increase or decrease in underlying interest rates as of December 31, 2023 would increase or decrease annual interest expenses by $1.3 million.
Foreign Exchange
Our operations are primarily conducted in the U.S. dollar. Exchange rate fluctuations may affect the costs that we incur in our operations. We conduct operations in foreign countries and are mainly exposed to fluctuations in the British pound and the EU euro. Transactional exposure arises when transactions occur in currencies other than the U.S. dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2023, and 2022, are included in other expenses in the consolidated statement of operations and comprehensive loss.

Item 8.      Consolidated Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolus, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of fair value of contingent royalty obligation
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the Company records payment obligations to its founders which consists of quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. The obligations terminate in the second quarter of 2029, which is the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. The Company determines the fair value of the contingent royalty obligation at each reporting period end based on significant unobservable inputs using a discounted cash flows method.

Auditing the Company’s contingent royalty obligation was challenging due to the effort required to evaluate the appropriateness of the significant unobservable inputs used in the fair value calculation, specifically the US projected net revenues of Jeuveau® during the payment period.

How We Addressed the Matter in Our Audit
To test the estimated fair value of the contingent royalty obligation, we performed audit procedures that included, among others, assessing the terms of the arrangement, evaluating the methodology used, and testing the US projected net revenues of Jeuveau® used by the Company in its analysis. We also compared the US projected net revenues to current industry, market and economic trends and performed sensitivity analyses of other assumptions to evaluate the changes in the contingent royalty obligation that would result from changes in the assumptions. We also assessed the historical accuracy of management’s forecasts of US net revenues used in developing the estimate to assist in evaluating the reliability of the US projected net revenues of Jeuveau® utilized in the estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Irvine, California

March 7, 2024

Evolus, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$62,838	$53,922
Accounts receivable, net	30,529	22,448
Inventories	10,998	18,852
Prepaid expenses	5,700	3,902
Other current assets	2,356	1,678
Total current assets	112,421	100,802
Property and equipment, net	2,087	2,616
Operating lease right-of-use assets	5,763	1,947
Intangible assets, net	47,110	48,597
Goodwill	21,208	21,208
Other assets	409	2,813
Total assets	$188,998	$177,983
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$4,271	$8,935
Accrued expenses	33,813	24,794
Accrued litigation settlement	—	5,000
Operating lease liabilities	1,377	1,320
Contingent royalty obligation payable to Evolus Founders	8,830	6,460
Total current liabilities	48,291	46,509
Operating lease liabilities	4,810	1,224
Contingent royalty obligation payable to Evolus Founders	36,200	39,850
Term loan, net of discount and issuance costs	120,359	71,879
Deferred tax liability	27	22
Total liabilities	$209,687	$159,484
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 57,820,621 and 56,260,570 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	538,716	516,129
Accumulated other comprehensive loss	(427)	(337)
Accumulated deficit	(558,979)	(497,294)
Total stockholders’ equity (deficit)	(20,689)	18,499
Total liabilities and stockholders’ equity (deficit)	$188,998	$177,983
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022

Revenue:
Product revenue, net	$199,721	$146,592
Service revenue	2,364	2,024
Total net revenues	202,085	148,616

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	61,559	55,887
Selling, general and administrative	164,944	141,840
Research and development	6,556	4,742
In-process research and development	8,869	2,000
Revaluation of contingent royalty obligation payable to Evolus Founders	4,257	5,755
Depreciation and amortization	5,133	3,722
Total operating expenses	251,318	213,946
Loss from operations	(49,233)	(65,330)
Other income (expense):
Interest income	860	119
Interest expense	(13,832)	(9,097)
Other income (expense), net	696	(9)
Loss before income taxes:	(61,509)	(74,317)
Income tax expense	176	95
Net loss	$(61,685)	$(74,412)
Other comprehensive loss:
Unrealized loss, net of tax	(90)	(337)
Comprehensive loss	$(61,775)	$(74,749)
Net loss per share, basic and diluted	$(1.08)	$(1.33)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	56,918,721	56,065,297
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	683,582	—	539	—	—	539
Stock-based compensation expense	—	—	10,833	—	—	10,833
Net loss	—	—	—	—	(74,412)	(74,412)
Other comprehensive loss	—	—	—	(337)	—	(337)
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	950,051	—	224	—	—	224
Issuance of common stock in connection with Symatese Europe Agreement	610,000	—	5,905	—	—	5,905
Stock-based compensation	—	—	16,458	—	—	16,458
Net loss	—	—	—	—	(61,685)	(61,685)
Other comprehensive loss	—	—	—	(90)	—	(90)
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(61,685)	$(74,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,133	3,722
Stock-based compensation	16,458	10,833
Provision for bad debts	1,440	1,598
Amortization of operating lease right-of-use assets	734	775
Amortization of debt discount and issuance costs	1,116	1,086
Deferred income taxes	5	(18)
Revaluation of contingent royalty obligation to Evolus Founders	4,257	5,755
Non-cash in-process research and development expense	4,429	—
Changes in assets and liabilities:
Inventories	4,193	(10,688)
Accounts receivable	(9,521)	(9,389)
Prepaid expenses	(1,798)	1,180
Other assets	(864)	4,854
Accounts payable	(1,017)	968
Accrued expenses	9,019	(5,199)
Accrued litigation settlement	(5,000)	(15,000)
Operating lease liabilities	(907)	(977)
Net cash used in operating activities	(34,008)	(84,912)
Cash flows from investing activities
Purchases of property and equipment	(473)	(1,618)
Additions to capitalized software	(1,154)	(1,321)
Net cash used in investing activities	(1,627)	(2,939)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(5,537)	(4,185)
Proceeds from issuance of long-term debt, net of discounts	50,000	—
Payments for debt issuance costs	(46)	(500)
Issuance of common stock in connection with incentive equity plan	224	539
Net cash provided by (used in) financing activities	44,641	(4,146)
Effect of exchange rates on cash	(90)	(337)
Change in cash and cash equivalents	8,916	(92,334)
Cash and cash equivalents, beginning of period	53,922	146,256
Cash and cash equivalents, end of period	$62,838	$53,922
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$12,708	$7,999
Cash paid for income taxes	117	76
Non-cash investing and financing information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	4,550	—
Issuance of common stock in connection with Symatese Europe Agreement	1,476	—

See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018, the European Commission (“EC”) in September 2019, the Australian Therapeutics Good Administration (“TGA”) in January 2023, and Swissmedic in November 2023. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, and began its launch in Europe in September 2022. In 2023, the Company entered into an agreement to be the exclusive distributor of Evolysse™, a line of dermal fillers currently in late-stage development in the U.S. and Europe. Regulatory approval has been received for the Evolysse™ nasolabial fold product in Europe and the remaining three products are anticipated to be approved in late 2024. U.S. regulatory approval and commercial launch remains on track to begin in 2025 for the first two products with subsequent product launches for the remaining products in 2026 and 2027. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next twelve months. The Company recorded net loss from operations of $49,233 and a total net loss of $61,685 for the twelve months ended December 31, 2023. The Company used cash of $34,008 from operations during the twelve months ended December 31, 2023, which included the final lump sum settlement payment of $5,000 to Medytox and Allergan, Inc. and Allergan Limited (together, “Allergan”) and an upfront payment of $4,441 to Symatese S.A.S. (“Symatese”). As of December 31, 2023, the Company had $62,838 in cash and cash equivalents and an accumulated deficit of $558,979.
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
Risks and Uncertainties
The Company is party to an agreement (the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 8. Commitments and Contingencies and Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
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
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau®, the Company’s sole commercial product, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau®, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by aesthetic practitioners and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
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
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost and certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement).
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
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of approximately three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.
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
A portion of the Symatese Europe Agreement represents the license and distribution right to EvolysseTM in Europe. The definite-lived distribution right intangible asset related to the EvolysseTM nasolabial fold product approved in Europe is amortized on a straight-line basis over the estimated useful life of 15 years.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of December 31, 2023.
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
Payment obligations to the Evolus Founders consist of quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. The obligations terminate in the second quarter of 2029, which is the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations owed to the Evolus Founders.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2023 and 2022, all amounts included in accounts receivable, net on the accompanying consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of December 31, 2023 or 2022. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
As of December 31, 2023 and 2022, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $11,033 and $9,011, respectively, which were recorded in accrued expenses in the accompanying consolidated balance sheets. For the years ended December 31, 2023 and 2022, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $32,511 and $22,759, respectively, which were offset by related payments, redemptions and adjustments of $30,489 and $21,682, respectively, which were recorded as adjustments to gross revenues in the accompanying consolidated statement of operations.
During the years ended December 31, 2023 and 2022, the Company recognized $7,868 and $7,566, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of December 31, 2023 and 2022, allowance for credit losses was $1,490 and $2,050, respectively. For the years ended December 31, 2023 and 2022, provision for bad debts was $1,440 and $1,598, respectively, and the write-off amount was $2,000 and $1,933, respectively.
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
In-process Research and Development
Intangible assets acquired that are used for research and development, do not yet have regulatory approval for commercialization, and have no future alternative use are expensed as in-process research and development.
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
Symatese U.S. Agreement
On May 9, 2023, the Company and Symatese, entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five dermal filler product candidates, including the products referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ line of dermal fillers.
As consideration for the rights granted under the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement, and additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028, in each case subject to three of the Products gaining approval prior to that date. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. The Symatese U.S. Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the FDA.
The initial term of the Symatese U.S. Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese U.S. Agreement. The upfront payment of $4,441 was recorded as in-process research and development expense in the twelve months ended December 31, 2023.
Symatese Europe Agreement
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four dermal filler product candidates, which are referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields.
In exchange for the rights granted under the Symatese Europe Agreement, the Company issued 610,000 shares of common stock and is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the earlier of the third anniversary of certain regulatory approvals or following a year in which the Company achieves €25,000 in revenue in Europe. The Symatese Europe Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The initial agreement is for a term of fifteen (15) years, with automatic year renewal provisions. Upon the receiving of regulatory approval for the EvolysseTM nasolabial fold product in Europe, the Company recorded $4,429 in in-process research and development expense and $1,476 in intangible assets in the twelve months ended December 31, 2023 for the stock issuance of 610,000 shares. The intangible assets of $1,476 represents the value of the approved nasolabial fold product in Europe and is amortized over its estimated useful life.
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
As of December 31, 2023, there were no liabilities recorded in the accompanying consolidated balance sheets related to the litigation settlement with Allergan and Medytox. As of December 31, 2022, a current liability of $5,000 was recorded in the accompanying consolidated balance sheets related to the litigation settlement with Allergan and Medytox.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Advertising Costs
Advertising costs are expensed as incurred and primarily include costs related to social media ads and co-branded marketing programs. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2023 and 2022, the Company incurred advertising costs of $7,490 and $11,642, respectively.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect changes to state tax laws through December 31, 2023 to materially impact its consolidated financial statements.

Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the twelve months ended December 31, 2023 and 2022, were stock options of 5,753,466 and 4,769,521, respectively, and non-vested RSUs of 3,281,045 and 2,663,320, respectively. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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
Recent Accounting Pronouncements Issued But Not Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, with early adoptions permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,030	$—	$—	$45,030

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$46,310	$—	$—	$46,310
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ended December 31, 2023.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the years ended December 31, 2023 and 2022, the Company utilized discount rates between 13.0% and 15.0%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate and to the projected net revenues would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the consolidated balance sheet.
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Year Ended December 31,
	2023	2022
Fair value, beginning of period	$46,310	$44,740
Payments	(5,537)	(4,185)
Change in fair value recorded in operating expenses	4,257	5,755
Fair value, end of period	$45,030	$46,310
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of December 31, 2023 and 2022, the fair value of long-term debt was $140,241 and $75,232, respectively. The fair value of operating lease liabilities as of December 31, 2023 and 2022 approximated their carrying value.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	20	$60,552	$(14,500)	$46,052
Capitalized software	2	9,804	(8,746)	1,058
Intangible assets, net		70,356	(23,246)	47,110
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2023		$91,564	$(23,246)	$68,318

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	20	$59,076	$(11,545)	$47,531
Capitalized software	2	8,636	(7,570)	1,066
Intangible assets, net		67,712	(19,115)	48,597
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2022		$88,920	$(19,115)	$69,805
* Intangible assets with indefinite lives have an indeterminable average life.
The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2023 that are subject to amortization:

Fiscal year
2024	$3,936
2025	3,201
2026	3,082
2027	3,054
2028	3,054
Thereafter	30,783
$47,110
Distribution rights represent the license and associated distribution rights to Jeuveau® and EvolysseTM. For the year ended December 31, 2023, the Company capitalized $1,476 related to the license and distribution right to EvolysseTM nasolabial fold product in Europe, which is amortized on a straight-line basis over the estimated useful life of 15 years.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
For the years ended December 31, 2023 and 2022, the Company capitalized $1,168 and $1,322, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. For the years ended December 31, 2023 and 2022, total intangible assets amortization expense of $4,072 and $3,350, respectively, was recorded within depreciation and amortization on the accompanying consolidated statements of operations and comprehensive loss.
Note 5.    Accrued Expenses
Accrued expenses consisted of:

	Year Ended December 31,
	2023	2022
Accrued royalties under the Medytox Settlement Agreement	$3,657	$2,618
Accrued payroll and related benefits	13,433	7,454
Accrued revenue contract liabilities	11,033	9,011
Other accrued expenses	5,690	5,711
	$33,813	$24,794
Note 6.    Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with Pharmakon. Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (the “Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend the Company’s option to draw down the second tranche of $50,000 until December 31, 2023, and paid an amendment fee of $500 to Pharmakon. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche (the “Maturity Date”).
On May 9, 2023, the Company entered into the Third Amendment to the loan agreement. Under the Third Amendment, Pharmakon agreed to advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 advanced on May 31, 2023 and (ii) $25,000 advanced on December 15, 2023. The Third Amendment amended the principal payment terms to seven quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the Pharmakon Term Loans following the 51st-month anniversary of the closing date of the first tranche and the remaining principal balance of the Pharmakon Term Loans on the Maturity Date. The Third Amendment replaced the interest rates based on LIBOR with interest rates based on the Secured Overnight Financing Rate (“SOFR”) throughout the remaining term of the Pharmakon Term Loans.
Initially, the Pharmakon Term Loans accrued interest at a per annum rate equal to the 3-month U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5% per annum. Beginning May 2023, the Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR rate (subject to a SOFR rate floor of 1.0%) plus 8.5% per annum.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of December 31, 2023, the Company was in compliance with its debt covenants.
At the closing date of the first tranche, the Company incurred $3,042 and $3,263 in debt discounts and issuance costs related to the Pharmakon Term Loans, respectively. Debt discounts and issuance costs related to the entire Pharmakon Term Loans have been allocated pro rata between the funded and unfunded portions. Debt discounts and issuance costs allocated to the first tranche of $75,000 have been presented as a deduction to the debt balance and amortized into interest expense using the effective interest method. Debt discounts and issuance costs associated with the unfunded second tranche are deferred as assets until the tranche is drawn and are amortized into interest expense using the straight-line method over the term of the debt. Upon the first draw of the second tranche in May 2023, debt discounts and issuance costs associated with the second tranche were reclassified from assets to debt as a deduction to the debt balance.
As of December 31, 2023, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying consolidated balance sheets. The overall effective interest rate was approximately 15.33% and 14.01% for the first and second tranche, respectively, as of December 31, 2023.
As of December 31, 2023, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2024	$—
2025	—
2026	41,667
2027	83,333
Total principal payments	125,000
Unamortized debt discounts and issuance costs	(4,641)
Long term debt, net of discounts and issuance costs	$120,359
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The components of operating lease expense are as follows:

	Year Ended December 31,
	2023	2022
Fixed operating lease expense	$1,164	$1,084
Variable operating lease expense	183	91
	$1,347	$1,175
The weighted-average remaining lease term and discount rate are as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (years)	6.1	2.1
Weighted-average discount rate	11.0%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of December 31, 2023:

Fiscal year
2024	$1,377
2025	1,053
2026	1,451
2027	1,502
2028	1,555
Thereafter	1,744
Total operating lease payments	8,682
Less: imputed interest	(2,495)
Present value of operating lease liabilities	$6,187
Note 8.    Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $2,044. Certain minimum purchase commitments related to the purchase of Jeuveau® and EvolysseTM are described below.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Symatese U.S. Agreement and Symatese Europe Agreement
The Symatese U.S. Agreement and the Symatese Europe Agreement include certain minimum purchase requirements, and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2023.

Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2023, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of December 31, 2023, 57,820,621 shares of its common stock were issued and outstanding.
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
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). On November 21, 2023 and 2022, an additional 2,287,649 and 2,249,863, shares, respectively, were reserved under the evergreen provision of the Plan. As of December 31, 2023, the Company had an aggregate of 2,919,942 shares of its common stock available for future issuance under the Plan.
2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Company’s Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
inducement material to their accepting such employment. The Board of Directors reserved 1,000,000 shares of common stock for issuance under the Inducement Plan. As of December 31, 2023, the Company had an aggregate of 718,060 shares of its common stock available for future issuance under the Inducement Plan.
Inducement Grants
From time to time, the Company has granted equity awards to its newly hired employees, including executives, in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Company’s Plan and Inducement Plan. Such grants were made pursuant to a stand-alone nonstatutory stock option agreement and a stand-alone RSU agreement, which were approved by the Compensation Committee of the Board of Directors. Any shares underlying the inducement grants are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance.
Stock Options
Options to purchase the Company’s stock are granted at exercise prices based on the Company’s common stock price on the date of grant. The option grants generally vest over a one-to four-year period. The options have a contractual term of ten years. The fair value of options is estimated using the Black‑Scholes option pricing model, which has various inputs, including the grant date common share price, exercise price, risk‑free interest rate, volatility, expected life and dividend yield. The change of any of these inputs could significantly impact the determination of the fair value of the Company’s options as well as significantly impact its results of operations. The Company records stock-based compensation expense net of actual forfeitures when they occur.
The significant assumptions used in the Black-Scholes option-pricing are as follows:
•Expected Volatility. The expected volatility of common stock is estimated based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the stock options.
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
The assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2023	2022
Volatility	83.6%	78.9%
Risk-free interest rate	3.7%	2.1%
Expected life (years)	6.21	6.19
Dividend yield rate	—%	—%

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A summary of stock option activity for the year ended December 31, 2023 and 2022, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding as of December 31, 2021	3,922,286	$11.23	7.10	$455
Granted	1,773,043	6.82
Exercised	(53,098)	10.08
Cancelled/forfeited	(872,710)	13.19
Outstanding as of December 31, 2022	4,769,521	$9.24	7.02	$2,911
Granted	1,406,922	10.54
Exercised	(39,823)	5.59
Cancelled/forfeited	(383,154)	11.14
Outstanding as of December 31, 2023	5,753,466	$9.46	6.69	$11,111
Exercisable as of December 31, 2023	3,370,875	$9.79	5.32	$6,815
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of December 31, 2023 and 2022.
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the year ended December 31, 2023 and 2022, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2021	1,926,467	$8.06
Granted	1,890,533	7.00
Vested	(630,484)	8.02
Forfeited	(490,059)	7.21
Outstanding as of December 31, 2022	2,696,457	$7.48
Granted	1,746,415	10.27
Vested	(851,759)	7.33
Forfeited	(310,068)	8.79
Outstanding as of December 31, 2023	3,281,045	$8.88

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
A summary of PRSU activity for the year ended December 31, 2023 and 2022, is presented below:

	Performance	Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2022	—	$—
Granted	292,349	10.25
Vested	(58,469)	10.25
Forfeited	—	—
Outstanding as of December 31, 2023	233,880	$10.25
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
The following table summarizes stock-based compensation expense:

	Year Ended December 31,
	2023	2022
Selling, general and administrative	$15,564	$10,565
Research and development	894	268
Total stock-based compensation expense	$16,458	$10,833
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
Share Issuance Agreement
In connection with the execution of the ROW Settlement Agreement, the Company and Medytox entered into a Share Issuance Agreement effective February 18, 2021 (the “Share Issuance Agreement”). Pursuant to the Share Issuance Agreement and subject to the terms and conditions set forth therein, among other things, the Company issued to Medytox the Settlement Shares to enter into the ROW Settlement Agreement and in consideration for Medytox’s representations, warranties, and other agreements set forth in the Share Issuance Agreement. The Settlement Shares are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates, prevented Medytox from transferring any shares of common stock prior to February 16, 2022 or more than 25% of the shares it held prior to September 16, 2023 and, thereafter, prohibit Medytox from transferring more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025.
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
As of December 31, 2023, the Company accrued $3,657 for royalties under the Medytox/Allergan Settlement Agreements. As of December 31, 2022, the Company accrued $2,618 for royalties under the Medytox/Allergan Settlement Agreements and $5,000 of accrued litigation settlement expense.
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
Total inventory payments to Daewoong were $50,770 and $50,685 for the years ended December 31, 2023 and 2022, respectively.
Note 11. Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan covering substantially all employees. Matching contributions totaled $1,582 and $773 for the years ended December 31, 2023 and 2022, respectively.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 12.     Income Taxes
The Company’s loss before income taxes was generated from its U.S. operations and foreign operations as follows:

	Year Ended December 31,
	2023	2022
United States	$51,004	$66,103
Foreign	10,505	8,214
Loss before taxes	$61,509	$74,317
The following table shows the expense (benefit) for income taxes:

	Year Ended December 31,
	2023	2022
Current provision:
Federal	$—	$—
State	138	113
Foreign	33	—
Total current provision	$171	$113
Deferred provision (benefit):
Federal	$1	$(8)
State	4	(10)
Foreign	—	—
Total deferred (benefit) provision	$5	$(18)
Total provision for income taxes	$176	$95
As of December 31, 2023, the Company has federal net operating loss (“NOL”) carryforwards of $317,668, of which $72,579 will begin to expire in 2034. The federal NOLs generated in 2018 and in the subsequent years in the amount of $245,089 have an indefinite carryforward period. As of December 31, 2023, the Company has state NOL carryforwards of $227,347, which will begin to expire in 2024. As of December 31, 2023, the Company has federal research and development (“R&D”) credit carryforwards of $2,929, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $2,918, which has an indefinite carryforward period.
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
In general, if a company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, utilization of its pre-change NOL carryforwards and R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. The annual limitations may result in the expiration of NOL and R&D credit carryforwards before utilization and may be material. The Company has started but has not completed an analysis to determine whether its NOL and R&D credits generated through December 31, 2023 are likely to be limited by Section 382 and 383. The Company anticipates that an ownership change as defined under Section 382 may have occurred and that the resulting limitation would significantly reduce the Company’s ability to utilize its NOL and R&D credit carryforwards before they expire. Additionally, future ownership changes under Section 382 and 383 may also limit the Company's ability to fully utilize any remaining tax benefits. The Company’s net deferred income tax

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
assets have been offset by a valuation allowance. Therefore, any resulting reduction to the Company’s NOL and R&D credit carryforwards once the analysis is complete will be offset by a corresponding reduction of the valuation allowance and there would be no impact on the Company’s consolidated balance sheet, statement of operations, or cash flows.
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
Deferred income tax assets:
Net operating losses	$83,257	$80,494
Stock compensation	5,442	5,168
Research and Development credits	2,617	2,617
Accrued compensation	5,955	4,675
Operating lease liabilities	1,567	646
Accrued legal settlement	17,674	19,203
R&E Capitalization	3,415	1,100
Fixed asset depreciation	183	—
Other, net	5,126	2,135
Valuation allowance	(116,073)	(103,695)
Total deferred income tax assets	9,163	12,343
Deferred income tax liabilities:
Intangible amortization	(7,730)	(11,525)
Operating lease right-of-use assets	(1,460)	(495)
Fixed asset depreciation	—	(345)
Total deferred income tax liabilities	(9,190)	(12,365)
Net deferred income taxes	$(27)	$(22)
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income tax at statutory rate	$(12,917)	$(15,607)
State income taxes, net of Federal benefit	(1,981)	(2,673)
Revaluation of contingent royalty obligation	1,078	1,462
Meals and entertainment	385	358
Change in state tax rate	218	(3)
Officers' compensation	793	(1,529)
Foreign Rate Differential	222	10
Stock compensation	449	299
Other, net	(449)	(391)
Valuation allowance	12,378	18,169
Income tax provision (benefit)	$176	$95

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022
Beginning balance	$2,924	$2,924
Increases to prior year tax positions	—	—
Increases to current year tax positions	—	—
Ending balance	$2,924	$2,924
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022. The Company’s tax returns for all years since inception are open for audit.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Evolus, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Evolus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated March 7, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Irvine, California

March 7, 2024

Item 9B. Other Information.
Insider Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as disclosed below with respect to our Code of Conduct, the information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders.

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
    (3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.3	Description of Securities					X
10.1‡	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.					X
10.2‡	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.					X
10.3‡	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	10-K	001-38381	10.3	3/8/23
10.4‡	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.					X
10.5‡	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.					X
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18
10.11+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan (Updated 2020)	10-K	001-38381	10.11	2/25/20
10.12+	Form of Inducement Stock Option Award Agreement	S-8	333-263325	99.2	3/4/22
10.13+	Form of Inducement Restricted Stock Unit Award Agreement	S-8	333-263325	99.3	3/4/22

10.14+	Form of Performance Restricted Stock Unit Agreement	10-K	001-38381	10.14	3/8/23
10.15+	2023 Inducement Incentive Plan	S-8	333-274906	99.3	10/6/23
10.16+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18
10.17†	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	S-1	333-222478	10.20	1/9/18
10.18+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.19+	Amendment to Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and David Moatazedi	10-Q	001-38381	10.3	8/2/22
10.20+	Amended and Restated Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and Rui Avelar, M.D.	10-Q	001-38381	10.4	8/2/22
10.21+	Employment Agreement, dated September 5, 2022, by and between Sandra Beaver and the Registrant.	10-Q	001-38381	10.1	11/8/22
10.22	Lease, dated as of May 15, 2019, between the Registrant and 520 Newport Center Drive LLC	8-K	001-38381	10.1	5/21/19
10.23‡	Settlement and License Agreement, dated February 18, 2021, by and between Evolus, Inc. and Medytox, Inc.	10-Q	001-38381	10.3	5/12/21
10.24	Share Issuance Agreement, dated February 18, 2021, by and between Evolus Inc. and Medytox, Inc.	10-Q	001-38381	10.4	5/12/21
10.25‡	Confidential Settlement and Release Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.5	5/12/21
10.26‡	Third Amendment to Supply Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.7	5/12/21
10.27‡	Loan Agreement, dated as of December 14, 2021, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	8-K	001-38381	10.1	12/14/21
10.28	First Amendment to Loan Agreement, dated April 5, 2022, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	10-Q	001-38381	10.2	8/2/22
10.29	Second Amendment to Loan Agreement, dated as of December 5, 2022, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	8-K	001-38381	10.1	12/8/22
10.30‡	Fourth Amendment to Supply Agreement, dated December 12, 2022, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	8-K	001-38381	10.1	12/13/22
10.31‡	Fifth Amendment to Supply Agreement, dated as of April 20, 2023, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.	10-Q	001-38381	10.1	8/2/23
10.32‡	License, Supply, and Distribution Agreement, dated as of May 9, 2023 by and between Symatese S.A.S. and the Registrant	10-Q	001-38381	10.2	8/2/23

10.33	Third Amendment to Loan Agreement, dated as of May 9, 2023, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	10-Q	001-38381	10.3	8/2/23
10.34+	Employment Agreement, dated August 21, 2023, by and between Tomoko Yamagishi-Dressler and the Registrant.	10-Q	001-38381	10.2	11/7/23
10.35‡	License, Supply, and Distribution Agreement (Europe), dated as of December 20, 2024, by and between Evolus Pharma B.V. and Symatese Aesthetics S.A.S					X
10.36	First Amendment to Lease, dated as of July 27, 2023, by and between the Registrant and 520 Newport Center Drive LLC					X
21.1	List of Subsidiaries.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Policy Regarding the Recoupment of Certain Compensation Payments					X
101.INS*	Inline XBRL Instance Document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________

+	Indicates management contract or compensatory plan.
†	The Registrant has omitted and filed separately with the Securities and Exchange Commission portions of the exhibit pursuant to a confidential treatment request under Rule 406 promulgated under the Securities Act of 1933, as amended, or the Securities Act.
‡	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2024.

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

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 7, 2024
David Moatazedi

/s/ Sandra Beaver	Chief Financial Officer (Principal Financial Officer)	March 7, 2024
Sandra Beaver

/s/ Vikram Malik	Chairman of the Board of Directors	March 7, 2024
Vikram Malik

/s/ Simone Blank	Director	March 7, 2024
Simone Blank

/s/ Robert Hayman	Director	March 7, 2024
Robert Hayman

/s/ David Gill	Director	March 7, 2024
David Gill

/s/ Karah Parschauer	Director	March 7, 2024
Karah Parschauer

Signature	Title	Date

/s/ Brady Stewart	Director	March 7, 2024
Brady Stewart