Form 10-Q
period 2024-03-31
Evolus, Inc.
filed 2024-05-07
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of May 3, 2024, 62,610,487 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, our plans and expectations regarding regulatory approval, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Quarterly Report.
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
In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should read this Quarterly Report on Form 10-Q and the other documents we file with the SEC with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by the cautionary statements referenced above.
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
•We may require additional financing to fund our future operations or execute corporate development activities, which could dilute the ownership interest of our existing stockholders, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc., or Medytox, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
•The terms of the Settlement Agreement with Medytox will continue to reduce our profitability until the royalty payment obligations expire.
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
•Jeuveau® may fail to continue to achieve the broad degree of aesthetic practitioners adoption and use or consumer demand necessary for commercial success.
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
•Future sales of our common stock by us or others, or the perception that such sales may occur, could depress the market price of our common stock.
Additional Information
Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Evolus,” “company,” “we,” “us” and “our” refer to Evolus, Inc., a Delaware corporation, and our subsidiaries taken as a whole, unless otherwise noted.
EVOLUS®, Jeuveau®, Evolux® and Evolysse™ are trademarks of ours that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. This product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. Our dermal filler products have different trade names outside of the United States, including Estyme® in Europe, but are referred to throughout this Quarterly Report on Form 10-Q as Evolysse™. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,958	$62,838
Accounts receivable, net	34,240	30,529
Inventories	11,547	10,998
Prepaid expenses	5,678	5,700
Other current assets	1,842	2,356
Total current assets	150,265	112,421
Property and equipment, net	2,088	2,087
Operating lease right-of-use assets	5,615	5,763
Intangible assets, net	46,591	47,110
Goodwill	21,208	21,208
Other assets	409	409
Total assets	$226,176	$188,998
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,216	$4,271
Accrued expenses	25,054	33,813
Operating lease liabilities	1,152	1,377
Contingent royalty obligation payable to Evolus Founders	9,379	8,830
Total current liabilities	46,801	48,291
Operating lease liabilities	4,864	4,810
Contingent royalty obligation payable to Evolus Founders	35,400	36,200
Term loan, net of discount and issuance costs	120,636	120,359
Deferred tax liability	32	27
Total liabilities	207,733	209,687
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 62,274,032 and 57,820,621 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	591,087	538,716
Accumulated other comprehensive loss	(557)	(427)
Accumulated deficit	(572,088)	(558,979)
Total stockholders’ equity (deficit)	18,443	(20,689)
Total liabilities and stockholders’ equity (deficit)	$226,176	$188,998
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue, net	$58,964	$41,047
Service revenue	369	674
Total net revenues	59,333	41,721

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	18,067	12,146
Selling, general and administrative	45,123	37,384
Research and development	2,078	1,381
Revaluation of contingent royalty obligation payable to Evolus Founders	1,578	1,648
Depreciation and amortization	1,409	1,202
Total operating expenses	68,255	53,761
Loss from operations	(8,922)	(12,040)
Other income (expense):
Interest income	517	99
Interest expense	(4,702)	(2,789)
Other income (expense), net	45	(38)
Loss before income taxes:	(13,062)	(14,768)
Income tax expense	47	23
Net loss	(13,109)	(14,791)
Other comprehensive loss:
Unrealized loss, net of tax	(130)	(79)
Comprehensive loss	$(13,239)	$(14,870)
Net loss per share, basic and diluted	$(0.22)	$(0.26)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	58,797,311	56,475,572
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	622,701	—	26	—	—	26
Stock-based compensation	—	—	3,294	—	—	3,294
Net loss	—	—	—	—	(14,791)	(14,791)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balance at March 31, 2023	56,883,271	$1	$519,449	$(416)	$(512,085)	$6,949

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock upon follow-on offering, net of issuance costs	3,554,000	—	46,794	—	—	46,794
Issuance of common stock in connection with the incentive equity plan	899,411	—	487	—	—	487
Stock-based compensation	—	—	5,090	—	—	5,090
Net loss	—	—	—	—	(13,109)	(13,109)
Other comprehensive loss	—	—	—	(130)	—	(130)
Balance at March 31, 2024	62,274,032	$1	$591,087	$(557)	$(572,088)	$18,443
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(13,109)	$(14,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,409	1,202
Stock-based compensation	5,079	3,294
Provision for bad debts	188	273
Amortization of operating lease right-of-use assets	148	209
Amortization of debt discount and issuance costs	277	298
Deferred income taxes	5	—
Revaluation of contingent royalty obligation payable to Evolus Founders	1,578	1,648
Changes in assets and liabilities:
Accounts receivable	(3,899)	(1,280)
Inventories	5,309	(6,458)
Prepaid expenses	22	(257)
Other assets	514	88
Accounts payable	909	3,142
Accrued expenses	(8,874)	(2,685)
Accrued litigation settlement	—	(5,000)
Operating lease liabilities	(171)	(270)
Net cash used in operating activities	(10,615)	(20,587)
Cash flows from investing activities
Purchases of property and equipment	(256)	(227)
Additions to capitalized software	(541)	(284)
Net cash used in investing activities	(797)	(511)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(1,829)	(1,308)
Proceeds from follow-on offering, net of underwriters fees	47,004	—
Issuance of common stock in connection with incentive equity plan	487	26
Net cash provided by (used in) financing activities	45,662	(1,282)
Effect of exchange rates on cash	(130)	(79)
Change in cash and cash equivalents	34,120	(22,459)
Cash and cash equivalents, beginning of period	62,838	53,922
Cash and cash equivalents, end of period	$96,958	$31,463
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$4,424	$—
Cash paid for income taxes	26	27
Non-cash investing and financing information
Accrued offering costs, unpaid	$210	$—
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018, the European Commission (“EC”) in September 2019, the Australian Therapeutics Good Administration (“TGA”) in January 2023, and Swissmedic in November 2023. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, and began its launch in Europe in September 2022. In 2023, the Company entered into an agreement to be the exclusive distributor of Evolysse™, a line of dermal fillers currently in late-stage development in the United States and Europe. Regulatory approval has been received for the Evolysse™ nasolabial fold product in Europe. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next twelve months. The Company recorded net loss from operations of $8,922 and a total net loss of $13,109 for the three months ended March 31, 2024. The Company used cash of $10,615 from operations during the three months ended March 31, 2024. As of March 31, 2024, the Company had $96,958 in cash and cash equivalents and an accumulated deficit of $572,088.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. The Company received net proceeds of $46,794 from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock (the “option shares”) at the purchase price.
Subsequently in April 2024, the underwriters exercised their option to purchase 318,100 of the allotted option shares. The net proceeds to the Company from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4,207.
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
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024 or for any other interim period.
The accompanying unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.
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
Risks and Uncertainties
The Company is party to an agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 8. Commitments and Contingencies and Note 10. Medytox/Allergan Settlement Agreements and Daewoong Arrangement for additional information.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau®, the Company’s sole commercial product, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau®, its ability to obtain regulatory approval for EvolysseTM, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by aesthetic practitioners and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
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
Inventories
Inventories consist of finished goods held for sale and distribution. Cost is determined based on the estimated amount payable to the Company’s supplier, using the first-in, first-out method with prioritization of the items with the earliest expiration dates. Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. No material inventory valuation reserves have been recorded for the periods presented. Adverse changes in assumptions utilized in the Company’s inventory reserve calculations could result in an increase to its inventory valuation reserves.

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
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute four dermal filler product candidates, which are referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. A portion of the Symatese Europe Agreement represents the license and distribution right to EvolysseTM in Europe. The definite-lived distribution right intangible asset related to the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
EvolysseTM nasolabial fold product approved in Europe is amortized on a straight-line basis over the estimated useful life of 15 years.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of March 31, 2024.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2024 and December 31, 2023, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of March 31, 2024 or December 31, 2023. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of March 31, 2024 and December 31, 2023, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $8,708 and $11,033, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $8,628 and $7,226, respectively, which were offset by related payments, redemptions and adjustments of $10,953 and $9,252, respectively, which were recorded as adjustments to gross revenues in the accompanying condensed consolidated statement of operations.
During the three months ended March 31, 2024 and 2023, the Company recognized $9,203 and $7,614, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of March 31, 2024 and December 31, 2023, allowance for credit losses was $1,779 and $1,490, respectively. For the three months ended March 31, 2024, the provision for bad debts was $188 and the net recoveries from write-offs was $101. For the three months ended March 31, 2023, the provision for bad debts was $273 and the write-off amount was $1.
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
Symatese U.S. Agreement
On May 9, 2023, the Company and Symatese entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five dermal filler product candidates, including the products referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ line of dermal fillers.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The initial term of the Symatese U.S. Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese U.S. Agreement. The upfront payment of $4,441 was recorded as in-process research and development expense.
Symatese Europe Agreement
On December 20, 2023, the Company entered into the Symatese Europe Agreement, pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four dermal filler product candidates, which are referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields.
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
The initial agreement is for a term of fifteen (15) years, with automatic year renewal provisions. Upon the receiving of regulatory approval for the EvolysseTM nasolabial fold product in Europe, the Company recorded $4,429 in in-process research and development expense and $1,476 in intangible assets in December 2023 for the stock issuance of 610,000 shares. The intangible assets of $1,476 represents the value of the approved nasolabial fold product in Europe and is amortized over its estimated useful life.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $47 and $23 for the three months ended March 31, 2024 and 2023, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through March 31, 2024 to materially impact its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three months ended March 31, 2024 and 2023 were stock options of 6,647,908 and 5,824,197, respectively, and non-vested RSUs of 3,286,701 and 3,257,469, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Issued But Not Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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

	As of March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,779	$—	$—	$44,779

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,030	$—	$—	$45,030
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the three months ended March 31, 2024 or 2023.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of March 31, 2024 and December 31, 2023, the Company utilized a discount rate of 15.0%. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate and to the projected net revenues would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the unaudited consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Fair value, beginning of period	$45,030	$46,310
Payments	(1,829)	(1,308)
Change in fair value recorded in operating expenses	1,578	1,648
Fair value, end of period	$44,779	$46,650
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of March 31, 2024 and December 31, 2023, the fair value of long-term debt was $139,691 and $140,241, respectively. The fair value of operating lease liabilities as of March 31, 2024 and December 31, 2023 approximated their carrying value.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	20	$60,552	$(15,264)	$45,288
Capitalized software	2	10,440	(9,137)	1,303
Intangible assets, net		70,992	(24,401)	46,591
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of March 31, 2024		$92,200	$(24,401)	$67,799

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	20	$60,552	$(14,500)	$46,052
Capitalized software	2	9,804	(8,746)	1,058
Intangible assets, net		70,356	(23,246)	47,110
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2023		$91,564	$(23,246)	$68,318
* Intangible assets with indefinite lives have an indeterminable average life.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2024 that are subject to amortization:

Fiscal year
Remaining in 2024	$2,928
2025	3,518
2026	3,254
2027	3,054
2028	3,054
Thereafter	30,783
$46,591
The Company capitalized $635 and $284 for the three months ended March 31, 2024 and 2023, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $1,154 and $955 for the three months ended March 31, 2024 and 2023, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses consisted of:

	March 31,	December 31,
	2024	2023
Accrued revenue contract liabilities	$8,708	$11,033
Accrued payroll and related benefits	5,296	13,433
Accrued royalties under the Medytox Settlement Agreement	3,556	3,657
Other accrued expenses	7,494	5,690
	$25,054	$33,813
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
On May 9, 2023, the Company entered into the Third Amendment to the loan agreement. Under the Third Amendment, Pharmakon agreed to advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 advanced on May 31, 2023 and (ii) $25,000 advanced on December 15, 2023. The Third Amendment amended the principal payment terms to seven quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the Pharmakon Term Loans following the 51st-month anniversary of the closing date of the first tranche and the remaining principal balance of the Pharmakon Term Loans on the Maturity Date. The Third Amendment replaced the interest rates based on London

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Interbank Offered Rate (“LIBOR”) with interest rates based on the Secured Overnight Financing Rate (“SOFR”) throughout the remaining term of the Pharmakon Term Loans.
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of March 31, 2024, the Company was in compliance with its debt covenants.
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
As of March 31, 2024, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 15.27% and 13.94% for the first and second tranche, respectively, as of March 31, 2024.
As of March 31, 2024, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2026	$41,667
2027	83,333
Total principal payments	125,000
Unamortized debt discounts and issuance costs	(4,364)
Long term debt, net of discounts and issuance costs	$120,636
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
The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Fixed operating lease expense	$328	$273
Variable operating lease expense	35	34
	$363	$307
The weighted-average remaining lease term and discount rate are as follows:

	As of March 31,
	2024	2023
Weighted-average remaining lease term (years)	5.8	1.8
Weighted-average discount rate	11.0%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of March 31, 2024:

Fiscal year
Remaining in 2024	$1,004
2025	1,049
2026	1,451
2027	1,502
2028	1,555
Thereafter	1,744
Total operating lease payments	8,305
Less: imputed interest	(2,289)
Present value of operating lease liabilities	$6,016

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 8.    Commitments and Contingencies
Purchase Commitments
As of March 31, 2024, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $5,409. Certain minimum purchase commitments related to the purchase of Jeuveau® and EvolysseTM are described below.
Daewoong Agreement
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
Total inventory payments to Daewoong were $8,177 and $14,132 for the three months ended March 31, 2024 and 2023, respectively.
Symatese U.S. Agreement and Symatese Europe Agreement
The Symatese U.S. Agreement and the Symatese Europe Agreement include certain minimum purchase requirements, and failure to meet such requirements may result in a reduction or termination of the Company’s rights to exclusivity, subject to certain exceptions. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and the Company’s future market share in various jurisdictions.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2024 and December 31, 2023.
Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2024, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2024, 62,274,032 shares of its common stock were issued and outstanding.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. The Company received net proceeds of $46,794 from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock (“option shares”) at the purchase price.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Subsequently in April 2024, the underwriters elected to exercise their option to purchase 318,100 of the allotted option shares. The net proceeds to the Company from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4,207.
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
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of March 31, 2024, the Company had an aggregate of 1,170,517 shares of its common stock available for future issuance under the Plan.
2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Company’s Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors reserved 1,000,000 shares of common stock for issuance under the Inducement Plan. As of March 31, 2024, the Company had an aggregate of 479,386 shares of its common stock available for future issuance under the Inducement Plan.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2024	2023
Volatility	84.2%	82.9%
Risk-free interest rate	4.07%	3.55%
Expected life (years)	6.21	6.20
Dividend yield rate	—%	—%
A summary of stock option activity for the three months ended March 31, 2024, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2023	5,753,466	$9.46	6.69	$11,111
Granted	991,874	12.94
Exercised	(51,706)	9.44
Canceled/forfeited	(45,726)	10.67
Outstanding, March 31, 2024	6,647,908	$9.97	6.92	$28,790
Exercisable, March 31, 2024	3,876,272	$9.66	5.45	$18,809
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of March 31, 2024 and December 31, 2023.
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the three months ended March 31, 2024, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2023	3,281,045	$8.88
Granted	907,708	12.94
Vested	(808,723)	8.57
Forfeited	(93,329)	9.52
Outstanding, March 31, 2024	3,286,701	$10.06

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Performance Restricted Stock Units
In January 2023, the Company’s Board of Directors granted 292,349 shares of performance restricted stock units (“PRSUs”) to certain executive officers under the Plan. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of certain pre-established performance measures. As of March 31, 2024, all of the pre-established performance measures were met, and stock-based compensation expense has been recognized for these awards using the accelerated attribution model, based on the fair value of the awards as of the date of grant.
In February 2024, the Company’s Board of Directors granted 219,485 shares of PRSUs to certain executive officers under the Plan. The PRSU awards are measured on a cumulative two-year period ending in 2025. The performance measure milestones have not been met, and all were outstanding as of March 31, 2024.
A summary of PRSU activity for the three months ended March 31, 2024, is presented below:

	Performance	Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2023	233,880	$10.25
Granted	219,485	13.15
Vested	(38,982)	10.25
Forfeited	—	—
Outstanding as of March 31, 2024	414,383	$11.79
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
The following table summarizes stock-based compensation expense:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$4,863	$3,167
Research and development	216	127
	$5,079	$3,294

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
ROW Settlement Agreement
Effective February 18, 2021, the Company and Medytox entered into a Settlement and License Agreement (the “ROW Settlement Agreement” and, together with the U.S. Settlement Agreement, the “Medytox/Allergan Settlement Agreements”), pursuant to which, among other things: (i) the Company and Medytox agreed to mutually release certain claims they may have against one another and their respective affiliates; (ii) Medytox granted to the Company and its agents a license to manufacture and commercialize the Licensed Products, in Canada, the European Union, Switzerland, member countries and cooperating countries of the European Economic Area, certain members of the Commonwealth of Independent States, South Africa, Australia and Japan (the “ROW Territories”) during the Restricted Period; (iii) Medytox granted to the Company and its agents a fully paid up license to manufacture and commercialize the Licensed Products in the ROW Territories and the United States from the end of the Restricted Period (the “Medytox License Period”); (iv) the Company and Medytox agreed to enter into the Share Issuance Agreement (as defined below) pursuant to which the Company issued 6,762,652 shares (the “Settlement Shares”) of the Company’s common stock, par value $0.00001 per share, to Medytox; (v) the Company and Medytox agreed to enter into the Registration Rights Agreement effective February 18, 2021, pursuant to which the Company granted certain registration rights to Medytox with respect to the Settlement Shares; (vi) during the Restricted Period that ended September 16, 2022, the Company agreed to pay Medytox a confidential low-double digit royalty on net sales of the Licensed Products sold by or on behalf of the Company in the ROW Territories; and (vii) during the Medytox License Period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox a mid-single digit royalty percentage on net sales of the Licensed Products sold by or on behalf of the Company in the United States and the ROW Territories.
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
As of March 31, 2024, the Company accrued $3,556 for royalties under the Medytox/Allergan Settlement Agreements. As of December 31, 2023, the Company accrued $3,657 for royalties under the Medytox/Allergan Settlement Agreements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.
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
Recent Developments
Follow-On Offering
In March 2024, we completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. We received net proceeds of $46.8 million from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock at the purchase price, which the underwriters exercised in April 2024 with respect to 318,100 of the allotted option shares. The net proceeds to the Company from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4.2 million.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue:
Product revenue, net	$59.0	$41.0
Service revenue	0.4	0.7
Total net revenues	59.3	41.7

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	18.1	12.1
Selling, general and administrative	45.1	37.4
Research and development	2.1	1.4
Revaluation of contingent royalty obligation payable to Evolus Founders	1.6	1.6
Depreciation and amortization	1.4	1.2
Total operating expenses	68.3	53.8
Loss from operations	(8.9)	(12.0)
Other income (expense):
Non-operating expense, net	(4.2)	(2.7)
Other income (expense), net	0.0	0.0
Loss before income taxes:	(13.1)	(14.8)
Income tax expense	0.0	0.0
Net loss	(13.1)	(14.8)
Unrealized loss, net of tax	(0.1)	(0.1)
Comprehensive loss	$(13.2)	$(14.9)
The following table summarizes our gross profit margin for the periods indicated:

	Three Months Ended March 31,
(in millions)	2024	2023
Total net revenues	$59.3	$41.7
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	18.1	12.1
Amortization of distribution right intangible asset	0.8	0.7
Total cost of sales	18.8	12.9
Gross profit	$40.5	$28.8
Gross profit margin	68.3%	69.1%
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
Net revenues of Jeuveau® sales increased by $17.6 million, or 42.2%, to $59.3 million for the three months ended March 31, 2024 from $41.7 million for the three months ended March 31, 2023, primarily due to higher sales volumes. Net revenues during the three months ended March 31, 2024 and 2023 consisted of $0.4 million and $0.7 million, respectively, of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States and Europe.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong and our royalty obligations to Medytox at a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Product cost of sales, excluding amortization of intangible assets, increased by $6.0 million, or 49.6%, to $18.1 million for the three months ended March 31, 2024 from $12.1 million for the three months ended March 31, 2023, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Gross Profit Margin
Our gross profit margin was 68.3% and 69.1% for the three months ended March 31, 2024 and 2023, respectively. Our gross profit margin has been and will continue to be negatively impacted from September 2022 to September 2032 as we pay royalty obligations related to our litigation settlement agreement. See “—Liquidity and Capital Resources—Litigation Settlement” for further information. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we continue to expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $7.7 million, or 20.6%, to $45.1 million for the three months ended March 31, 2024 from $37.4 million for the three months ended March 31, 2023, primarily resulting from increasing personnel costs related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $0.7 million to $2.1 million for the three months ended March 31, 2024 from $1.4 million for the three months ended March 31, 2023. The increase was primarily attributable to increasing our clinical operations and research and development expenses related to increased clinical operations and research. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended March 31, 2024 and 2023, the revaluation charges of $1.6 million and $1.6 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.2 million, or 16.7%, to $1.4 million for the three months ended March 31, 2024 from $1.2 million for the three months ended March 31, 2023, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, Net

Non-operating expense, net, increased by $1.5 million, or 55.6%, to $4.2 million for the three months ended March 31, 2024 from $2.7 million for the three months ended March 31, 2023, primarily due to the advancement of the $50.0 million of term loans in 2023 and higher interest expense for our term loans. Interest on our term loans is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense
There was minimal income tax expense for each of the three months ended March 31, 2024 and 2023.
Liquidity and Capital Resources
As of March 31, 2024 we had cash and cash equivalents of $97.0 million, positive working capital of $103.5 million and stockholders’ equity of $18.4 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $572.1 million as of March 31, 2024 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $13.1 million and $14.8 million for the three months ended March 31, 2024 and 2023, respectively. We had net loss from operations of $8.9 million and $12.0 million for the three months ended March 31, 2024 and 2023, respectively. We used net cash of $10.6 million and $20.6 million in operating activities for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia, pursue regulatory approvals in other jurisdictions and ready for commercial launch of the Evolysse™ Lift, Smooth, and Sculpt dermal filler product line.
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
Follow-On Offering
In March 2024, we completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. We received net proceeds of $46.8 million from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock (the “option shares”) at the purchase price, which the underwriters exercised in April 2024 with respect to 318,100 of the allotted option shares. The net proceeds to the Company sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4.2 million.
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. We have not sold any shares under the ATM Sales Agreement. See Note 9. Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Part I, Item of this quarterly report for additional information.
The Pharmakon Term Loans
On December 14, 2021,we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The loan agreement, as amended, provided for Pharmakon to make multiple term loans to us totaling $125.0 million (“Pharmakon Term Loans”). The first tranche of $75.0 million was advanced on December 29, 2021. A second tranche of $25.0 million was advanced on May 31, 2023. The final tranche of $25.0 million was advanced on December 15, 2023. We are required to pay interest only under the loan agreement until March 2026, after which we make seven equal quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the loan. We pay the remaining principal of the loan on the maturity date. The Pharmakon Term Loans will mature on the sixth year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR rate floor of 1.0%) plus 8.5% per annum. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
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
As of March 31, 2024, we recorded an aggregate balance of $44.8 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
Litigation Settlement
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the Medytox Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements. In the first quarter of 2023 we made a final milestone payment of $5.0 million. Going forward, from September 17, 2022 to September 16, 2032, we will pay to Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories.
Daewoong Agreement
Our agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), provides us with an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement includes certain minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions.
Symatese Agreements
In 2023, we entered into two agreements with Symatese S.A.S. and its affiliates, or Symatese, which granted us exclusive rights to commercialize and distribute the Evolysse™ line of dermal fillers in the United States and 50 countries in Europe for aesthetic and dermatological uses. We refer to the agreement conveying rights in the United States as the “Symatese U.S. Agreement” and the agreement conveying rights in Europe as the “Symatese Europe Agreement.” In the United States, we obtained the rights to the Evolysse™ products referred to as (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye and in Europe we obtained the rights to (i) Lift; (ii) Smooth; (iii) Sculpt; and (iv) Lips.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, and existing liquidity, will be sufficient to satisfy our cash requirements for at least the next twelve months for working capital to support our daily operations and meet commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents and cash generated from operations, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to, the impact of any potential disruptions to our supply chain, inflation or other economic conditions, uncertainty regarding the stability of certain financial institutions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements, including our requirements beyond the next twelve months. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and rising interest rates. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(10.6)	$(20.6)
Investing activities	(0.8)	(0.5)
Financing activities	45.7	(1.3)
Effect of exchange rates on cash	(0.1)	(0.1)
Change in cash and cash equivalents	34.1	(22.5)
Cash and cash equivalents, beginning of period	62.8	53.9
Cash and cash equivalents, end of period	$97.0	$31.4
Operating Activities
For the three months ended March 31, 2024, operating activities used $10.6 million of cash, which primarily resulted from our net loss of $13.1 million. Net operating assets and liabilities changed by $6.2 million, primarily driven by improved collections from customers, payments to vendors and the timing of inventory purchases from our supplier. Operating activities also includes adjustments for certain non-cash charges including $5.1 million of stock-based compensation expense, $1.6 million in revaluation of our contingent royalty obligation, $0.2 million of provision of allowance for doubtful accounts and $1.4 million of depreciation and amortization.
For the three months ended March 31, 2023, operating activities used $20.6 million of cash, which primarily resulted from our net loss of $14.8 million. Net operating assets and liabilities changed by $12.7 million, primarily driven by timing of receipts from customers and payments to vendors and the final cash litigation settlement payment of $5.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $3.3 million of stock-based compensation expense, $1.6 million in revaluation of our contingent royalty obligation, $0.3 million of provision of allowance for doubtful accounts and $1.2 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $0.8 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023.

Financing Activities
Cash provided by financing activities was $45.7 million for the three months ended March 31, 2024, compared to $1.3 million of cash used in financing activities for the three months ended March 31, 2023. For the three months ended March 31, 2024, cash provided by financing activities resulted from $47.0 million from a follow-on equity offering as described above.
Indebtedness
“See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $56.2 million, with $17.7 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 milestone payments under the Symatese U.S. Agreement consisting of €1.6 million in June 2025, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to three of the dermal filler products gaining approval prior to that date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of : €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the earlier of the third anniversary of certain regulatory approvals or following a year in which we achieves €25 million in revenue in Europe for the dermal filler products, and (vii) obligations under operating leases related to our office space which are described in more detail in Note 7. Operating Leases in the Notes to the Condensed Consolidated Financial Statements in Part I, Item of this quarterly report. During the three months ended March 31, 2024, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2. Summary of Significant Accounting Policies-Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements in Part I, Item of this quarterly report.
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

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” section in the Annual Report on Form 10-K and to the notes to the consolidated financial statements included therein. As of the date of this report, there were no material changes in the our financial market risks from the risks disclosed in the Annual Report on Form 10-K filed for the year ended December 31, 2023.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 8.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 7, 2024. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We are a global performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only commercially available product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019. We began selling Jeuveau® in Europe in September 2022 and, as such, have a limited history of generating revenue in those markets. We have incurred losses in each year since our inception in 2012. We have a limited operating history upon which you can evaluate our business and prospects. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We continue to incur significant expenses related to the commercialization of Jeuveau®. We recorded net losses of $13.1 million for the three months ended March 31, 2024, and we recorded a net loss of $61.7 million and net loss of $74.4 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit as of March 31, 2024 of $572.1 million. Our ability to achieve revenue and profitability is dependent on our ability to successfully market and sell Jeuveau®. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
We may require additional financing to fund our future operations or execute corporate development activities, which could dilute the ownership interest of our existing stockholders, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
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
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than Jeuveau® or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing Jeuveau® and any future product candidates and attracting practitioners and consumer demand.

Our products may fail to continue to achieve the broad degree of aesthetic practitioner adoption and use or consumer demand necessary for continued commercial success.
Jeuveau® or, subject to regulatory approval, the Evolysse™ line of dermal fillers may fail to continue to gain or gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau® and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ line of dermal fillers, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
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
As of March 31, 2024, we had 279 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Our international operations expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.
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
Our ability to exclusively commercialize Jeuveau® and Evolysse™ are completely dependent on the Daewoong Agreement, the Symatese U.S. Agreement and Symatese Europe Agreement, respectively. Under each agreement we have numerous obligations, including minimum product purchases, milestone payments and commercialization and development obligations. If we breach any material obligation, our partners may terminate or decrease our rights under the agreements. If we were to lose rights under the Daewoong Agreement, or either of the Symatese Agreements, we would experience an immediate reduction in our revenues and future business opportunities. We believe it would be difficult to find an alternative supplier of these products. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with either of our partners the demand for our products could be materially and adversely affected.

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
Our stock price is volatile. For example, the closing price of our common stock during the three months ended March 31, 2024 has ranged from a low of $9.99 to a high of $14.91. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
Future sales of our common stock by us or others, or the perception that such sales may occur, could depress the market price of our common stock.
Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates prohibit Medytox from transferring more than 50% of the shares it holds prior to September 16, 2024 and more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. Subject to the restrictions described above, the sale by Medytox or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
We have filed a registration statement on Form S-8 with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan and 2023 Inducement Incentive Plan and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the contractual arrangements discussed above and subject to compliance with Rule 144 in the case of our affiliates. We have also filed a registration statement on Form S-3 covering the offering and sale from time to time of shares of our common stock and certain other securities, which we used to complete our March 2024 follow-on offering as well as to register the sale of shares of our common stock pursuant to our ATM Program. Sales of a large number of the shares issued under these plans in the public market, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq Marketplace Rules and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly since we are no longer an “emerging growth company,” as defined in the JOBS Act, or a “smaller reporting company” as defined by the Exchange Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to assist us in complying with these requirements, which will increase our costs and expenses.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
1.1	Underwriting Agreement, dated March 11, 2024, by and between Evolus, Inc. and Leerink Partners, LLC and Stifel, Nicolaus & Company, Incorporated.	8-K	001-38381	1.1	3/13/24
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1†	Sixth Amendment to Supply Agreement, dated as of February 22, 2024, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

†	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	May 7, 2024	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)