Form 10-Q
period 2024-06-30
Evolus, Inc.
filed 2024-07-31
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of July 26, 2024, 63,094,482 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors”, the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
•We currently depend entirely on the successful marketing of our only commercial product, Jeuveau®. If we are unable to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
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
•If we or our counterparties do not comply with the terms of our settlement agreements with Medytox, Inc. (“Medytox”), we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
•The terms of the Settlement Agreement with Medytox will continue to reduce our profitability until the royalty payment obligations expire.
•Our business, financial condition and operations have been, and may in the future be, adversely affected by a public health crisis or outbreaks of contagious diseases.
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
•We may need to increase the size of our organization, including our sales and marketing capabilities, in order to further market and sell Jeuveau® and to commercialize any product candidates, if approved, and we may experience difficulties in managing this growth.
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
•We currently rely solely on Daewoong to manufacture Jeuveau® and on Symatese to manufacture Evolysse™ and as such, any production or other problems with either licensor could adversely affect us.
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

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93,671	$62,838
Accounts receivable, net	43,149	30,529
Inventories	13,381	10,998
Prepaid expenses	5,507	5,700
Other current assets	2,426	2,356
Total current assets	158,134	112,421
Property and equipment, net	2,284	2,087
Operating lease right-of-use assets	5,462	5,763
Intangible assets, net	46,275	47,110
Goodwill	21,208	21,208
Other assets	409	409
Total assets	$233,772	$188,998
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,281	$4,271
Accrued expenses	32,790	33,813
Operating lease liabilities	1,041	1,377
Contingent royalty obligation payable to Evolus Founders	10,006	8,830
Total current liabilities	54,118	48,291
Operating lease liabilities	4,793	4,810
Contingent royalty obligation payable to Evolus Founders	34,600	36,200
Term loan, net of discount and issuance costs	120,918	120,359
Deferred tax liability	29	27
Total liabilities	214,458	209,687
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 63,052,598 and 57,820,621 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	603,352	538,716
Accumulated other comprehensive loss	(601)	(427)
Accumulated deficit	(583,438)	(558,979)
Total stockholders’ equity (deficit)	19,314	(20,689)
Total liabilities and stockholders’ equity (deficit)	$233,772	$188,998
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$66,222	$48,680	$125,186	$89,727
Service revenue	687	666	1,056	1,340
Total net revenues	66,909	49,346	126,242	91,067

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	19,077	14,712	37,144	26,858
Selling, general and administrative	50,152	41,174	95,275	78,558
Research and development	2,350	1,208	4,428	2,589
In-process research and development	—	4,441	—	4,441
Revaluation of contingent royalty obligation payable to Evolus Founders	1,605	1,682	3,183	3,330
Depreciation and amortization	1,427	1,247	2,836	2,449
Total operating expenses	74,611	64,464	142,866	118,225
Loss from operations	(7,702)	(15,118)	(16,624)	(27,158)
Other income (expense):
Interest income	1,029	164	1,546	263
Interest expense	(4,696)	(3,182)	(9,398)	(5,971)
Other income (expense), net	62	19	107	(19)
Loss before income taxes:	(11,307)	(18,117)	(24,369)	(32,885)
Income tax expense	43	23	90	46
Net loss	$(11,350)	$(18,140)	$(24,459)	$(32,931)
Other comprehensive loss:
Unrealized loss, net of tax	(44)	(52)	(174)	(131)
Comprehensive loss	$(11,394)	$(18,192)	$(24,633)	$(33,062)
Net loss per share, basic and diluted	$(0.18)	$(0.32)	$(0.40)	$(0.58)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	62,724,604	56,920,260	60,760,958	56,699,145
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	622,701	—	26	—	—	26
Stock-based compensation	—	—	3,294	—	—	3,294
Net loss	—	—	—	—	(14,791)	(14,791)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balance at March 31, 2023	56,883,271	$1	$519,449	$(416)	$(512,085)	$6,949
Issuance of common stock in connection with the incentive equity plan	54,552	$—	$109	$—	$—	$109
Stock-based compensation	—	—	4,171	—	—	4,171
Net loss	—	—	—	—	(18,140)	(18,140)
Other comprehensive loss	—	—	—	(52)	—	(52)
Balance at June 30, 2023	56,937,823	$1	$523,729	$(468)	$(530,225)	$(6,963)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock upon follow-on offering, net of issuance costs	3,554,000	—	46,794	—	—	46,794
Issuance of common stock in connection with the incentive equity plan	899,411	—	487	—	—	487
Stock-based compensation	—	—	5,090	—	—	5,090
Net loss	—	—	—	—	(13,109)	(13,109)
Other comprehensive loss	—	—	—	(130)	—	(130)
Balance at March 31, 2024	62,274,032	$1	$591,087	$(557)	$(572,088)	$18,443
Issuance of common stock upon follow-on offering, net of issuance costs	318,100	$—	$4,169	$—	$—	$4,169
Issuance of common stock in connection with the incentive equity plan	460,466	—	2,300	—	—	2,300
Stock-based compensation	—	—	5,796	—	—	5,796
Net loss	—	—	—	—	(11,350)	(11,350)
Other comprehensive loss	—	—	—	(44)	—	(44)
Balance at June 30, 2024	63,052,598	$1	$603,352	$(601)	$(583,438)	$19,314
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(24,459)	$(32,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,836	2,449
Stock-based compensation	10,863	7,465
Provision for bad debts	770	342
Amortization of operating lease right-of-use assets	301	424
Amortization of debt discount and issuance costs	559	577
Deferred income taxes	2	—
Revaluation of contingent royalty obligation payable to Evolus Founders	3,183	3,330
Changes in assets and liabilities:
Accounts receivable	(13,390)	(6,890)
Inventories	3,749	(5,610)
Prepaid expenses	193	(395)
Other assets	(70)	77
Accounts payable	(246)	3,425
Accrued expenses	(1,023)	(610)
Accrued litigation settlement	—	(5,000)
Operating lease liabilities	(353)	(550)
Net cash used in operating activities	(17,085)	(33,897)
Cash flows from investing activities
Purchases of property and equipment	(721)	(235)
Additions to capitalized software	(1,330)	(492)
Net cash used in investing activities	(2,051)	(727)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(3,607)	(2,559)
Proceeds from issuance of long-term debt, net of discounts	—	25,000
Payments for debt issuance costs	—	(38)
Proceeds from follow-on offering, net of underwriters fees	51,211	—
Payments for offering costs	(248)	—
Issuance of common stock in connection with incentive equity plan	2,787	135
Net cash provided by financing activities	50,143	22,538
Effect of exchange rates on cash	(174)	(131)
Change in cash and cash equivalents	30,833	(12,217)
Cash and cash equivalents, beginning of period	62,838	53,922
Cash and cash equivalents, end of period	$93,671	$41,705
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$8,838	$5,390
Cash paid for income taxes	164	56
See accompanying notes to these unaudited consolidated financial statements.

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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next twelve months. For the three and six months ended June 30, 2024, the Company recorded loss from operations of $7,702 and $16,624, respectively, and a total net loss of $11,350 and $24,459, respectively. The Company used cash of $17,085 from operations during the six months ended June 30, 2024. As of June 30, 2024, the Company had $93,671 in cash and cash equivalents and an accumulated deficit of $583,438.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. The Company received net proceeds of $46,794 from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock (the “option shares”) at the purchase price. In April 2024, the underwriters exercised their option to purchase 318,100 of the allotted option shares. The net proceeds to the Company from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4,169.
On March 8, 2023, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the Securities and Exchange Commission (“SEC”) to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. The Company has not sold any shares under the ATM Sales Agreement. See Note 9. Stockholders’ Equity for additional information.
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
Note 2.     Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2024 or for any other interim period.
The accompanying unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024.
Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries and have been prepared in conformity with GAAP. All intercompany transactions have been eliminated.
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
Risks and Uncertainties
The Company is party to an agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 8. Commitments and Contingencies and Note 10. Medytox/Allergan Settlement Agreements for additional information.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau®, the Company’s sole commercial product, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau®, its ability to obtain regulatory approval for Evolysse™, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by aesthetic practitioners and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost and certain royalties on the sale of Jeuveau® payable to Medytox pursuant to the Medytox/Allergan Settlement Agreements (as such term is defined in Note 10. Medytox/Allergan Settlement Agreements).
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
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute four dermal filler product candidates, which are referred to as: (i) Lift; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. A portion of the Symatese Europe Agreement represents the license and distribution right to Evolysse™ in Europe. The definite-lived distribution right intangible asset related to the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Evolysse™ nasolabial fold product approved in Europe is amortized on a straight-line basis over the estimated useful life of 15 years.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of June 30, 2024.
Contingent Royalty Obligation Payable to Evolus Founders
Payment obligations to the Evolus Founders consist of quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. The obligations terminate in the second quarter of 2029, which is the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under an amended agreement with the Evolus Founders, the Company recorded the fair value of all revised payment obligations owed to the Evolus Founders.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2024 and December 31, 2023, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of June 30, 2024 or December 31, 2023.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $11,789 and $11,033, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.
For the three and six months ended June 30, 2024, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $9,368 and $17,996, respectively which were offset by related payments, redemptions and adjustments of $6,335 and $17,288, respectively, which were recorded as adjustments to gross revenues in the accompany condensed consolidated statement of operations. For the three and six months ended June 30, 2023, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $8,276 and $15,502, respectively, which were offset by related payments, redemptions and adjustments of $6,319 and $15,571, respectively, which were recorded as adjustments to gross revenues in the accompany condensed consolidated statement of operations.
During the six months ended June 30, 2024 and 2023, the Company recognized $9,765 and $7,689, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of June 30, 2024 and December 31, 2023, allowance for credit losses was $2,059 and $1,490, respectively. For the three and six months ended June 30, 2024, the provision for bad debts was $582 and $770, respectively, and write-offs, net of recoveries was $302 and $201, respectively. For the three and six months ended June 30, 2023, the provision for bad debts was $69 and $342, respectively, and the write-offs, net of recoveries was $103 and $103, respectively.
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
The initial agreement is for a term of fifteen (15) years, with automatic year renewal provisions. Upon the receiving of regulatory approval for the Evolysse™ nasolabial fold product in Europe, the Company recorded $4,429 in in-process research and development expense and $1,476 in intangible assets in December 2023 for the stock issuance of 610,000 shares. The intangible assets of $1,476 represents the value of the approved nasolabial fold product in Europe and is amortized over its estimated useful life.
Litigation Settlement
In connection with a litigation settlement, $5,000 was paid in the first quarter of 2023 and for the period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as product cost of sales on the accompanying condensed consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
See Note 10. Medytox/Allergan Settlement Agreements for the details of all litigation settlement agreements.
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
The fair value of stock options and RSUs with service conditions that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. The Company recognizes stock-based compensation for RSUs with performance conditions when it is probable that those performance conditions will be met. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in the selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $43 and $23 for the three months ended June 30, 2024 and 2023, respectively, and an income tax expense of $90 and $46 for the six months ended June 30, 2024 and 2023, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through June 30, 2024 to materially impact its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and six months ended June 30, 2024 and 2023 were stock options of 6,325,383 and 5,768,909, respectively, and non-vested RSUs of 3,286,575 and 3,250,386, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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

	As of June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,606	$—	$—	$44,606

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,030	$—	$—	$45,030
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the six months ended June 30, 2024 or 2023.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of June 30, 2024 and December 31, 2023, the Company utilized a discount rate of 15.0%. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate and to the projected net revenues would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the unaudited consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value, beginning of period	$44,779	$46,650	$45,030	$46,310
Payments	(1,778)	(1,251)	(3,607)	(2,559)
Change in fair value recorded in operating expenses	1,605	1,682	3,183	3,330
Fair value, end of period	$44,606	$47,081	$44,606	$47,081
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of June 30, 2024 and December 31, 2023, the fair value of long-term debt was $138,626 and $140,241, respectively. The fair value of operating lease liabilities as of June 30, 2024 and December 31, 2023 approximated their carrying value.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	20	$60,552	$(16,027)	$44,525
Capitalized software	2	11,282	(9,532)	1,750
Intangible assets, net		71,834	(25,559)	46,275
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of June 30, 2024		$93,042	$(25,559)	$67,483

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	20	$60,552	$(14,500)	$46,052
Capitalized software	2	9,804	(8,746)	1,058
Intangible assets, net		70,356	(23,246)	47,110
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2023		$91,564	$(23,246)	$68,318
* Intangible assets with indefinite lives have an indeterminable average life.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2024 that are subject to amortization:

Fiscal year
Remaining in 2024	$1,914
2025	3,940
2026	3,530
2027	3,054
2028	3,054
Thereafter	30,783
$46,275
The Company capitalized $842 and $286 for the three months ended June 30, 2024 and 2023, respectively, and $1,477 and $570 for the six months ended June 30, 2024 and 2023, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $1,158 and $997 for the three months ended June 30, 2024 and 2023, respectively,

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
and $2,312 and $1,952 for the six months ended June 30, 2024 and 2023, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses consisted of:

	June 30,	December 31,
	2024	2023
Accrued revenue contract liabilities	$11,789	$11,033
Accrued payroll and related benefits	8,351	13,433
Accrued royalties under the Medytox Settlement Agreement	4,011	3,657
Other accrued expenses	8,639	5,690
	$32,790	$33,813
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
On May 9, 2023, the Company entered into the Third Amendment to the loan agreement. Under the Third Amendment, Pharmakon agreed to advance the second tranche of $50,000 to the Company in two installments: (i) $25,000 advanced on May 31, 2023 and (ii) $25,000 advanced on December 15, 2023. The Third Amendment amended the principal payment terms to seven quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the Pharmakon Term Loans following the 51st-month anniversary of the closing date of the first tranche and the remaining principal balance of the Pharmakon Term Loans on the Maturity Date. The Third Amendment replaced the interest rates based on London Interbank Offered Rate (“LIBOR”) with interest rates based on the Secured Overnight Financing Rate (“SOFR”) throughout the remaining term of the Pharmakon Term Loans.
Initially, the Pharmakon Term Loans accrued interest at a per annum rate equal to the 3-month U.S. Dollar LIBOR rate (subject to a LIBOR rate floor of 1.0%) plus 8.5% per annum. Beginning May 2023, the Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR rate (subject to a SOFR rate floor of 1.0%) plus 8.5% per annum.
The Company may elect to prepay all amounts, not less than $20,000, owed prior to the Maturity Date. Prepayments of the second tranche installment prior to the second anniversary of the date on which the second tranche installment is drawn by the Company will be accompanied by a make whole amount equal to the sum of all interest that would have accrued through such second anniversary. Prepayments of the Pharmakon Term Loans will also be accompanied by a prepayment premium equal to the principal amount so prepaid multiplied by 3.0% if made prior to the third anniversary of the closing date of the first tranche, 2.0% if made on or after the third anniversary of the closing date of the first tranche but prior to the fourth anniversary of the closing date of the first tranche, and 1.0% if made on or after the fourth anniversary of the closing date of the first tranche but prior to the Maturity Date. If the Pharmakon Term Loans are accelerated following the occurrence of an event of default, including a material adverse change, the Company is required to immediately pay Pharmakon an amount equal to the sum of all outstanding principal, unpaid interest, and applicable make whole and prepayment premiums.
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of June 30, 2024, the Company was in compliance with its debt covenants.
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
As of June 30, 2024, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 15.24% and 13.91% for the first and second tranche, respectively, as of June 30, 2024.
As of June 30, 2024, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2026	$41,667
2027	83,333
Total principal payments	125,000
Unamortized debt discounts and issuance costs	(4,082)
Long term debt, net of discounts and issuance costs	$120,918
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
The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed operating lease expense	$340	$273	$669	$547
Variable operating lease expense	35	28	69	62
	$375	$301	$738	$609

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The weighted-average remaining lease term and discount rate are as follows:

	As of June 30,
	2024	2023
Weighted-average remaining lease term (years)	5.6	1.6
Weighted-average discount rate	11.0%	9.4%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of June 30, 2024:

Fiscal year
Remaining in 2024	$669
2025	1,049
2026	1,451
2027	1,502
2028	1,555
Thereafter	1,744
Total operating lease payments	7,970
Less: imputed interest	(2,136)
Present value of operating lease liabilities	$5,834
Note 8.    Commitments and Contingencies
Purchase Commitments
As of June 30, 2024, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $5,159. Certain minimum purchase commitments related to the purchase of Jeuveau® and Evolysse™ are described below.
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
Total inventory payments to Daewoong were $18,443 and $26,620 for the three and six months ended June 30, 2024, respectively, and $13,619 and $27,752 for the three and six months ended June 30, 2023, respectively.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2024 and December 31, 2023.
Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2024, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2024, 63,052,598 shares of its common stock were issued and outstanding.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. The Company received net proceeds of $46,794 from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock (“option shares”) at the purchase price. In April 2024, the underwriters elected to exercise their option to purchase 318,100 of the allotted option shares. The net proceeds to the Company from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4,169.
2024 Employee Stock Purchase Plan (“ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5 of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4 of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. There were no shares issued under the 2024 ESPP during the six months ended June 30, 2024.
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
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of June 30, 2024, the Company had an aggregate of 1,221,491 shares of its common stock available for future issuance under the Plan.
2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Company’s Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors reserved 1,000,000 shares of common stock for issuance under the Inducement Plan. As of June 30, 2024, the Company had an aggregate of 334,691 shares of its common stock available for future issuance under the Inducement Plan.
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
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Volatility	83.1%	87.6%	84.2%	83.1%
Risk-free interest rate	4.44%	3.69%	4.09%	3.56%
Expected life (years)	6.25	6.25	6.21	6.20
Dividend yield rate	—%	—%	—%	—%

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
A summary of stock option activity for the six months ended June 30, 2024, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2023	5,753,466	$9.46	6.69	$11,111
Granted	1,043,293	12.91
Exercised	(400,933)	6.95
Canceled/forfeited	(70,443)	11.57
Outstanding, June 30, 2024	6,325,383	$10.16	6.69	$10,706
Exercisable, June 30, 2024	3,559,465	$9.96	5.09	$7,237
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of June 30, 2024 and December 31, 2023.
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the six months ended June 30, 2024, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2023	3,281,045	$8.88
Granted	1,020,984	12.93
Vested	(861,493)	8.66
Forfeited	(153,961)	9.56
Outstanding, June 30, 2024	3,286,575	$10.16
Performance Restricted Stock Units
In January 2023, the Company’s Board of Directors granted 292,349 shares of performance restricted stock units (“PRSUs”) to certain executive officers under the Plan. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of certain pre-established performance measures. As of June 30, 2024, all of the pre-established performance measures were met, and stock-based compensation expense has been recognized for these awards using the accelerated attribution model, based on the fair value of the awards as of the date of grant.
In February 2024, the Company’s Board of Directors granted 219,485 shares of PRSUs to certain executive officers under the Plan. The PRSU awards are measured on a cumulative two-year period ending in 2025. The performance measure milestones have not been met, and all were outstanding as of June 30, 2024. As of June 30, 2024, the achievement of the performance measure milestones was considered probable.
A summary of PRSU activity for the six months ended June 30, 2024, is presented below:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Performance	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding, December 31, 2023	233,880	$10.25
Granted	219,485	13.15
Vested	(97,451)	10.25
Forfeited	—	—
Outstanding, June 30, 2024	355,914	$12.04
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
The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$5,552	$3,983	$10,415	$7,150
Research and development	232	188	448	315
	$5,784	$4,171	$10,863	$7,465
Note 10. Medytox/Allergan Settlement Agreements
Medytox/Allergan Settlement Agreements
U.S. Settlement Agreement
Effective February 18, 2021, the Company, Allergan and Medytox entered into a Settlement and License Agreement (the “U.S. Settlement Agreement”), pursuant to which, among other things: (i) Allergan and Medytox agreed to file a petition requesting the remedial orders related to the ITC Action be rescinded with respect to the Company; (ii) Medytox agreed to dismiss substantially similar litigation in California against the Company; (iii) the Company, on the one hand, and Medytox and Allergan, on the other hand, agreed to mutually release certain claims they may have against one another and their respective affiliates; (iv) Allergan and Medytox granted to the Company and its agents a license to manufacture and commercialize certain products identified in the U.S. Settlement Agreement, including Jeuveau® (the “Licensed Products”),

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
in the United States during the 21 month period that, pursuant to the ITC Action, the Company was restricted from, among other things, selling, marketing, or promoting such imported Jeuveau® in the United States (the “Restricted Period”); (v) the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which the Company paid the first cash payment of $15,000 in 2021, the second cash payment of $15,000 in 2022, and the final cash payment of $5,000 in the first quarter of 2023; and (vi) during the Restricted Period, the Company agreed to pay to Allergan and Medytox certain confidential royalties on the sale of Licensed Products, calculated on dollar amount per vial sold of Licensed Products by or on behalf of the Company in the United States. Royalties for sales during the Restricted Period ended on September 16, 2022.
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
As of June 30, 2024, the Company accrued $4,011 for royalties to Medytox under the Medytox/Allergan Settlement Agreements. As of December 31, 2023, the Company accrued $3,657 for royalties to Medytox under the Medytox/Allergan Settlement Agreements.

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
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products in the cash-pay aesthetic market. Our first product, Jeuveau® (prabotulinumtoxinA-xvfs), is currently sold in the United States, Canada and certain European countries. We have commercial launch plans in additional countries where we have obtained regulatory approval, which we expect to implement in the next few years. We are also actively pursuing regulatory approval of Evolysse™, a line of hyaluronic acid dermal fillers that includes mid face, nasolabial folds, lips and eyes. Regulatory approval has already been received for the Evolysse™ nasolabial fold product in Europe, and we anticipate obtaining regulatory approvals for the remaining three Evolysse™ line of products in Europe in late 2024 and in the United States beginning in 2025. In June 2024, we submitted a premarket approval (“PMA”) application to the U.S. Food and Drug Administration (the “FDA”) for the Evolysse™ Lift and Evolysse™ Smooth dermal filler products for the nasolabial fold.
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
Recent Developments
Follow-On Offering
In March 2024, we completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. We received net proceeds of $46.8 million from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock at the purchase price, which the underwriters exercised in April 2024 with respect to 318,100 of the allotted option shares. The net proceeds to us from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4.2 million.
Economic Trends and Uncertainties
The global economy, including the financial and credit markets, has recently experienced volatility and disruptions, including increases in inflation rates, rising interest rates, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We expect elevated levels of cost inflation to continue, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation on our financial condition, results of operations or cash flows in the future.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
(in millions)	2024	2023
Revenue:
Product revenue, net	$66.2	$48.7
Service revenue	0.7	0.7
Total net revenues	66.9	49.3

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	19.1	14.7
Selling, general and administrative	50.2	41.2
Research and development	2.4	1.2
In-process research and development	—	4.4
Revaluation of contingent royalty obligation payable to Evolus Founders	1.6	1.7
Depreciation and amortization	1.4	1.2
Total operating expenses	74.6	64.5
Loss from operations	(7.7)	(15.1)
Other income (expense):
Non-operating expense, net	(3.7)	(3.0)
Other income (expense), net	0.1	0.0
Loss before income taxes:	(11.3)	(18.1)
Income tax expense	0.0	0.0
Net loss	(11.4)	(18.1)
Unrealized loss, net of tax	0.0	(0.1)
Comprehensive loss	$(11.4)	$(18.2)
The following table summarizes our gross profit margin for the periods indicated:

	Three Months Ended June 30,
(in millions)	2024	2023
Total net revenues	$66.9	$49.3
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	19.1	14.7
Amortization of distribution right intangible asset	0.8	0.7
Total cost of sales	19.8	15.5
Gross profit	$47.1	$33.9
Gross profit margin	70.3%	68.7%
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
Net revenues of Jeuveau® sales increased by $17.6 million, or 35.7%, to $66.9 million for the three months ended June 30, 2024 from $49.3 million for the three months ended June 30, 2023, primarily due to higher sales volumes. Net revenues during each of the three months ended June 30, 2024 and 2023 consisted of $0.7 million of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States and Europe by Symatese and subsequent commercial launch of these products.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong and our royalty obligations to Medytox at a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Product cost of sales, excluding amortization of intangible assets, increased by $4.4 million, or 29.9%, to $19.1 million for the three months ended June 30, 2024 from $14.7 million for the three months ended June 30, 2023, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues.
Gross Profit Margin
Our gross profit margin was 70.3% and 68.7% for the three months ended June 30, 2024 and 2023, respectively. Our gross profit margin has been and will continue to be negatively impacted from September 2022 to September 2032 as we pay royalty obligations related to our litigation settlement agreement. See “—Liquidity and Capital Resources—Litigation Settlement” for further information. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we continue to expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $9.0 million, or 21.8%, to $50.2 million for the three months ended June 30, 2024 from $41.2 million for the three months ended June 30, 2023, primarily resulting from increasing personnel costs related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $1.2 million to $2.4 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023. The increase was primarily attributable to increasing our clinical operations and research and development expenses related to increased clinical operations and research. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
In-process Research and Development
For the three months ended June 30, 2023, we recorded $4.4 million of in-process research and development expense in connection with the Symatese Agreement. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended June 30, 2024 and 2023, the revaluation charges of $1.6 million and $1.7 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.

Depreciation and Amortization
Depreciation and amortization increased by $0.2 million, or 16.7%, to $1.4 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $0.7 million, or 23.3%, to $3.7 million for the three months ended June 30, 2024 from $3.0 million for the three months ended June 30, 2023, primarily due to the advancement of the $50.0 million of term loans in 2023 and higher interest expense for our term loans. Interest on our term loans is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense
There was minimal income tax expense for each of the three months ended June 30, 2024 and 2023.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,
(in millions)	2024	2023
Product revenue, net	$125.2	$89.7
Service revenue	1.1	1.3
Total net revenues	126.2	91.1

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	37.1	26.9
Selling, general and administrative	95.3	78.6
Research and development	4.4	2.6
In-process research and development	—	4.4
Revaluation of contingent royalty obligation payable to Evolus Founders	3.2	3.3
Depreciation and amortization	2.8	2.4
Total operating expenses	142.9	118.2
Loss from operations	(16.6)	(27.2)
Other income (expense):
Non-operating expense, net	(7.9)	(5.7)
Other income (expense), net	0.1	0.0
Loss before income taxes:	(24.4)	(32.9)
Income tax expense	0.1	0.0
Net loss	(24.5)	(32.9)
Unrealized loss, net of tax	(0.2)	(0.1)
Comprehensive loss	$(24.6)	$(33.1)

The following table summarizes our gross profit margin for the periods indicated:

	Six Months Ended June 30,
(in millions)	2024	2023
Total net revenues	$126.2	$91.1
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	37.1	26.9
Amortization of distribution right intangible asset	1.5	1.5
Total cost of sales	38.7	28.3
Gross profit	$87.6	$62.7
Gross profit margin	69.4%	68.9%
Net Revenues
Net revenues of Jeuveau® sales increased by $35.2 million, or 38.6%, to $126.2 million for the six months ended June 30, 2024 from $91.1 million for the six months ended June 30, 2023, primarily due to higher sales volumes. Net revenues during the six months ended June 30, 2024 and 2023 consisted of $1.1 million and $1.3 million, respectively, of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ dermal filler product line in the United States and Europe by Symatese and subsequent commercial launch of these products.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong and our royalty obligations to Medytox at a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Product cost of sales, excluding amortization of intangible assets, increased by $10.2 million, or 37.9%, to $37.1 million for the six months ended June 30, 2024 from $26.9 million for the six months ended June 30, 2023, primarily due to reduced royalty obligations to Medytox, offset by an increase due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of the Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 69.4% and 68.9% for the six months ended June 30, 2024 and 2023, respectively. Our gross profit margin has been and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations related to our litigation settlement agreement. See “—Liquidity and Capital Resources—Litigation Settlement” for further information. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we continue to expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $16.7 million, or 21.2%, to $95.3 million for the six months ended June 30, 2024 from $78.6 million for the six months ended June 30, 2023, primarily resulting from increasing personnel costs related to our commercial expansion. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $1.8 million to $4.4 million for the six months ended June 30, 2024 from $2.6 million for the six months ended June 30, 2023. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.

In-process Research and Development
For the three months ended June 30, 2023, we recorded $4.4 million of in-process research and development expense in connection with the Symatese Agreement. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the six months ended June 30, 2024 and 2023, the revaluation charges of $3.2 million and $3.3 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.4 million, or 16.7%, to $2.8 million for the six months ended June 30, 2024 from $2.4 million for the six months ended June 30, 2023, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $2.2 million, or 38.6%, to $7.9 million for the six months ended June 30, 2024 from $5.7 million for the six months ended June 30, 2023, primarily due to the advancement of the $50.0 million of term loans in 2023 and higher interest expense for our term loans. Interest on our term loans is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Taxes Expense
There was minimal income tax expense for each of the six months ended June 30, 2024 and 2023.
Liquidity and Capital Resources
As of June 30, 2024 we had cash and cash equivalents of $93.7 million, positive working capital of $104.0 million and stockholders’ equity of $19.3 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $583.4 million as of June 30, 2024 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $24.5 million and $32.9 million for the six months ended June 30, 2024 and 2023, respectively. We had loss from operations of $16.6 million and $27.2 million for the six months ended June 30, 2024 and 2023, respectively. We used net cash of $17.1 million and $33.9 million in operating activities for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Canada, prepare to commercially launch Jeuveau® in other jurisdictions where we have obtained regulatory approval, including Australia, pursue regulatory approvals in other jurisdictions and prepare to commercially launch Evolysse™ Lift, Smooth, and Sculpt dermal filler product line.
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
Follow-On Offering
In March 2024, we completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. We received net proceeds of $46.8 million from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock (the “option shares”) at the purchase price, which the underwriters exercised in April 2024 with respect to 318,100 of the allotted option shares. The net proceeds to us from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4.2 million.
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
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). The loan agreement, as amended, provided for Pharmakon to make multiple term loans to us totaling $125.0 million (“Pharmakon Term Loans”). The first tranche of $75.0 million was advanced on December 29, 2021. A second tranche of $25.0 million was advanced on May 31, 2023. The final tranche of $25.0 million was advanced on December 15, 2023. We are required to pay interest only under the loan agreement until March 2026, after which we make seven equal quarterly payments, each in an amount equal to 1/12th of the outstanding principal amount of the loan. We pay the remaining principal of the loan on the maturity date. The Pharmakon Term Loans will mature on the sixth-year anniversary of the closing date of the first tranche. The term loan bears an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR rate floor of 1.0%) plus 8.5% per annum. The proceeds of the Pharmakon Term Loans are used to fund our general corporate and working capital requirements.
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
As of June 30, 2024, we recorded an aggregate balance of $44.6 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
Litigation Settlement
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the Medytox Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox/Allergan Settlement Agreements. In the first quarter of 2023, we made a final milestone payment of $5.0 million. Going forward, from September 17, 2022 to September 16, 2032, we will pay to Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories pursuant to the Medytox Settlement Agreement.
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
Symatese Agreements

In 2023, we entered into two agreements with Symatese S.A.S. and its affiliates (“Symatese”), which granted us exclusive rights to commercialize and distribute the Evolysse™ line of dermal fillers in the United States and 50 countries in Europe for aesthetic and dermatological uses. We refer to the agreement conveying rights in the United States as the “Symatese U.S. Agreement” and the agreement conveying rights in Europe as the “Symatese Europe Agreement.” In the United States, we obtained the rights to the Evolysse™ products referred to as (i) Lift; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye and in Europe we obtained the rights to (i) Lift; (ii) Smooth; (iii) Sculpt; and (iv) Lips.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(17.1)	$(33.9)
Investing activities	(2.1)	(0.7)
Financing activities	50.1	22.5
Effect of exchange rates on cash	(0.2)	(0.1)
Change in cash and cash equivalents	30.8	(12.2)
Cash and cash equivalents, beginning of period	62.8	53.9
Cash and cash equivalents, end of period	$93.7	$41.7

Operating Activities
For the six months ended June 30, 2024, operating activities used $17.1 million of cash, which primarily resulted from our net loss of $24.5 million. Net operating assets and liabilities changed by $11.1 million, primarily driven by improved collections from customers, payments to vendors and the timing of inventory purchases from our supplier. Operating activities also includes adjustments for certain non-cash charges including $10.9 million of stock-based compensation expense, $3.2 million in revaluation of our contingent royalty obligation, $0.8 million of provision of allowance for doubtful accounts and $2.8 million of depreciation and amortization.
For the six months ended June 30, 2023, operating activities used $33.9 million of cash, which primarily resulted from our net loss of $32.9 million. Net operating assets and liabilities changed by $15.6 million, primarily driven by timing of receipts from customers and payments to vendors and the final cash litigation settlement payment of $5.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $7.5 million of stock-based compensation expense, $3.3 million in revaluation of our contingent royalty obligation, $0.3 million of provision of allowance for doubtful accounts and $2.4 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $2.1 million for the six months ended June 30, 2024 compared to $0.7 million for the six months ended June 30, 2023.
Financing Activities
Cash provided by financing activities was $50.1 million for the six months ended June 30, 2024, compared to $22.5 million of cash provided by financing activities for the six months ended June 30, 2023. For the six months ended June 30, 2024, cash provided by financing activities resulted from $51.2 million from a follow-on equity offering as described above. For the six months ended June 30, 2023, cash provided by financing activities resulted from $25.0 million net proceeds from drawing on the second tranche of the Pharmakon Term Loans as described above.
Indebtedness
“See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $51.6 million, with $17.7 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 milestone payments under the Symatese U.S. Agreement consisting of €1.6 million in June 2025, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to three of the dermal filler products gaining approval prior to that date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of : €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the earlier of the third anniversary of certain regulatory approvals or following a year in which we achieves €25 million in revenue in Europe for the dermal filler products, and (vii) obligations under operating leases related to our office space which are described in more detail in Note 7. Operating Leases in the Notes to the Condensed Consolidated Financial Statements in Part I, Item of this quarterly report. During the six months ended June 30, 2024, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” section in the Annual Report on Form 10-K and to the notes to the consolidated financial statements included therein. As of the date of this report, there were no material changes in our financial market risks from the risks disclosed in the Annual Report on Form 10-K filed for the year ended December 31, 2023.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 8.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 7, 2024, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was filed with the SEC on May 7, 2024. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
Risks Related to Our Business and Strategy
We currently depend entirely on the successful marketing of our only commercially available product, Jeuveau®. If we are unable to successfully continue to market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
We currently have only one commercially available product, Jeuveau®, and our business presently depends entirely on our ability to successfully continue to market and sell it in a timely manner. We commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019. We commercially launched Jeuveau® in select European countries in September 2022, and as such, we have a limited history of generating revenue in those markets. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the continued successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to continue to successfully market and sell Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®. Each of these factors may vary on a country by country basis as we expand our operations.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant issues continuing to market and sell Jeuveau®, and we may experience significant issues successfully marketing and selling any future product candidates. In addition, our experience as a commercial company is limited. Accordingly, we may not be able to generate sufficient revenue through the sale of Jeuveau® or any future product candidates to continue our business.
We have a limited operating history and have incurred significant losses since our inception and anticipate that we may incur losses in the future. We have only one approved product and limited commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a global performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only commercially available product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019. We began selling Jeuveau® in select countries in Europe in September 2022 and, as such, have a limited history of generating revenue in those markets. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We have incurred losses in each year since our inception in 2012 and we expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe and Canada, prepare to commercially launch Jeuveau® in other jurisdictions where we have obtained regulatory approval, including Australia, pursue regulatory approvals in other jurisdictions and prepare to commercially launch Evolysse™ dermal filler product line. We recorded net losses of $24.5 million for the six months ended June 30, 2024, and we recorded a net loss of $61.7 million and net loss of $74.4 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit as of June 30, 2024 of $583.4 million. Our ability to achieve revenue and profitability is dependent on our ability to continue to successfully market and sell Jeuveau® obtain regulatory approvals for the Evolysse™ product line in the United States and Europe and commercialize these products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
We are reliant on Symatese to achieve regulatory approval for the Evolysse™ product line in the United States and Europe. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
The U.S. Food and Drug Administration (the “FDA”) and European regulatory processes for medical devices such as Evolysse™ are complex, time-consuming and subject to numerous inherent risks. Before Evolysse™ can be marketed in the United States or Europe, Symatese must obtain regulatory approval for the dermal fillers. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
We are substantially dependent on our relationship with Symatese for the regulatory approval process of the Evolysse™ dermal filler product candidates in the United States and Europe. While we have agreed to share certain costs associated with the regulatory approval process to provide our experience to Symatese, Symatese is ultimately responsible for obtaining regulatory approval of the Evolysse™ product line. If Symatese encounters difficulties or delays in obtaining regulatory approvals for these products, our ability to commercialize and generate revenue from these products could be materially and adversely affected. As a result, our reliance on Symatese for the regulatory approval process exposes us to risks associated with Symatese’s ability to successfully navigate the complex regulatory landscape. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition, and results of operations.
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
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval and launch of Jeuveau® in the United States, Europe, Canada, and Australia. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell Jeuveau® and for the clinical and regulatory development and eventual commercialization of Evolysse™ and any additional product candidates we may choose to pursue. While we believe that we currently have adequate capital resources, which consist of cash and cash equivalents, cash generated from operations and availability under our ATM Program, to operate our business until our business generates profits and positive cash flow, this belief is based upon certain financial assumptions including net revenue, gross margin, working capital and expense assumptions. If these assumptions are incorrect, or if we experience other risks or uncertainties set forth in this Quarterly Report on Form 10-Q, we may require additional capital to operate our business.
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
Effective February 18, 2021, we entered into a Settlement and License Agreement with Medytox, which we refer to as the Medytox Settlement Agreement.
Under the Medytox Settlement Agreement we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox Settlement Agreements, including Jeuveau® (the “Licensed Products”), in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation against us, including the action filed by Allergan and Medytox in the U.S. International Trade Commission (the “ITC Action”), a rescission of the related remedial orders, and the dismissal of a civil case in the Superior Court of California against us, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox/Allergan Actions, and (iii) releases of claims against us for the Medytox/Allergan Actions. Under the agreement, we remain obligated to pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States until September 16, 2032. In addition, under the Medytox Settlement Agreement we made certain representations and warranties and agreed to certain customary positive and negative covenants.
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
We are subject to risks associated with a public health crisis or outbreaks of contagious diseases.
We are subject to risks associated with public health crises or outbreaks of contagious diseases. For example, we experienced material adverse effects on our business, financial condition, results of operations and cash flows from the COVID-19 pandemic. Another public health crises, including any significant resurgence of COVID-19 or other future outbreaks of contagious diseases, could have a similar material adverse effect on our business. Financial and operational impacts that we experienced in connection with the COVID-19 pandemic, and may experience as a result of future contagious disease outbreaks or other public health crises, include:
•a decline in the rates of elective procedures;
•difficulties in enrolling patients in clinical programs;
•changes in the availability of our key personnel;
•temporary closures of our facilities or the facilities of our business partners, customers, third-party service providers or other vendors;
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
In the long term, we expect to expand our focus to the broader cash-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. obtained approval for an injectable botulinum toxin type A neurotoxin on September 8, 2022, called “Daxxify” and Hugel, Inc. obtained approval for its injectable botulinum toxin type A neurotoxin on February 29, 2024. Additionally, both Galderma S.A. and Medytox, Inc. have submitted a Biologics License Application (“BLA”) to the FDA for an injectable botulinum toxin type A neurotoxin. With the approval of Revance Therapeutic’s and Hugel’s BLAs and the potential approval of additional BLAs, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader cash-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
The degree and rate of practitioner adoption of Jeuveau® and any product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend on our ability to create compelling marketing programs, training of our customers and ability to overcome any biases aesthetic practitioners or consumers may have toward the use, safety and efficacy of existing products over our products. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than we can so long as Jeuveau® remains our only commercially available product.
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
With respect to consumer demand, the treatment of glabellar lines with Jeuveau® is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with Jeuveau® for the treatment of glabellar lines or other aesthetic indications that we may pursue may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and aesthetic practitioner recommendations of Jeuveau® versus competitive products or procedures. Moreover, consumer demand may fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and Jeuveau® in particular, changes in demographics and social trends, rising inflation and general consumer confidence and consumer discretionary spending, which may be impacted by a public health crisis or contagious disease outbreak as well as economic and political conditions.
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
With the enactment of the Biologics Price Competition and Innovation Act of 2009 (the “BPCI Act”) as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. For example, one company has filed a Citizen Petition requesting that the FDA not apply the

BPCI Act to pre-enactment BLAs. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products, such as Jeuveau®. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Customers could use Jeuveau® on their patients in a manner that is inconsistent with the approved label of the treatment of moderate to severe glabellar lines, potentially including for the treatment of other aesthetic or therapeutic indications. If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the European Medicines Agency (“EMA”), and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to the FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
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

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including regulatory authorities withdrawing approval or limiting the marketing of our products, requiring a recall of the product, requiring additional warnings on our product labeling or medication guides or instituting Risk Evaluation and Mitigation Strategies (“REMS”). In order to mitigate these risks, regulatory authorities may require additional costly clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As a result of any of these actions our sales of the product may decrease significantly, we may be required to expend material amounts to comply with any requirements of the regulatory authorities, we could be sued in a product liability lawsuit and held liable for harm caused to patients, and our brand and reputation may suffer.
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
We may need to increase the size of our organization, including our sales and marketing capabilities, in order to further market and sell Jeuveau® and to commercialize any product candidates, if approved, and we may experience difficulties in managing this growth.
As of June 30, 2024, we had 304 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We have incurred substantial losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As of December 31, 2023, we had $317.7 million of federal NOLs and $227.3 million of state NOLs available to offset our future taxable income, if any. As of December 31, 2023, we had federal research and development credit carryforwards of $2.9 million. These federal and state NOLs and federal research and development tax credit carryforwards expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Additionally, we are dependent on our licensors for day-to-day compliance with current good manufacturing practice (“cGMP”) for production of our products. Facilities used by our licensors to produce the drug substance, devices and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. If the safety of our products is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Any of these factors could adversely impact our ability to effectively market and sell our products.
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
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, medical aesthetic and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently marketing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office (“USPTO”). Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Jeuveau®. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of Jeuveau® or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of Jeuveau® and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. For example, prior to entering into the Medytox Settlement Agreement, we were a defendant in a lawsuit brought by Medytox in the Superior Court of the State of California (the “Medytox Litigation”), and a respondent in the ITC Action, each alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial (“BTX”) strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us. Each of the Medytox Litigation and the ITC Action diverted the attention of our senior management and were costly, in terms of legal costs and the ultimate payments and royalties to be paid under the Medytox Settlement Agreement.
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
We may not obtain regulatory approval for the commercialization of any of our current and future product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products, such as our neurotoxin product, and medical devices, such as our Evolysse™ dermal filler product candidates, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:
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
Regulatory approval of a BLA or BLA supplement, PMA, marketing authorization application (“MAA”), or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for the FDA, the EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, the EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:
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
Jeuveau® and, subject to regulatory approval, Evolysse™ and any other products that are approved in the future, are subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.

Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau® and any other future product candidates, such as Evolysse™, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice (“GCP”) requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
Some participants in our clinical trials have reported adverse events after being treated with Jeuveau®. As we commercialize Jeuveau® or any other product candidate, including Evolysse™, the FDA and other regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authorities could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
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
The federal False Claims Act (“FCA”), imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Some state law equivalents of the above federal laws, such as the Anti-Kickback Statute and FCA, apply to items or services regardless of whether the good or service was reimbursed by a government program, so called all-payor laws. These all-payor laws could apply to our sales and marketing activities even if the Anti-Kickback Statute and FCA laws are inapplicable.
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
Our stock price is volatile. For example, the closing price of our common stock during the six months ended June 30, 2024 has ranged from a low of $9.99 to a high of $14.91. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•economic conditions in the markets in which we operate; and
•other factors described in this “Risk Factors” section.
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
We have filed a registration statement on Form S-8 with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan and 2023 Inducement Incentive Plan and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the contractual arrangements discussed above and subject to compliance with Rule 144 in the case of our affiliates. We have also filed a registration statement on Form S-3 covering the offering and sale from time to time of shares of our common stock and certain other securities, which we used to complete our March 2024 follow-

on offering as well as to register the sale of shares of our common stock pursuant to our ATM Program. Sales of a large number of the shares issued under these plans in the public market, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change-of-control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for all “internal corporate claims.” “Internal corporate claims” are claims that are based upon a violation of a duty by a current or former director, officer or stockholder in such capacity, or as to which Title 8 of the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware (the “Court of Chancery”), in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. For example, this choice of forum provision would not apply to claims brought pursuant to the Exchange Act or the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our certificate of incorporation. The choice of forum provision in our certificate of incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Insider Trading Arrangements
On June 4, 2024, each of David Moatazedi, Sandra Beaver, Rui Avelar and Tomoko Yamagishi-Dressler (each, an “Executive Officer”) adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act solely for the sale of the appropriate number of shares of our common stock needed to satisfy minimum required federal, state, local, and foreign income and/or employment taxes in connection with the vesting of restricted stock units, including any performance-based restricted stock units that will vest after September 3, 2024. These arrangements do not have termination dates.
In addition, the aggregate number of shares to be sold pursuant to these trading arrangements is dependent on the number of restricted stock units awards that may be granted to each Executive Officer from time to time and the taxes on these restricted stock unit awards, and, therefore, is indeterminable at this time.

Item 6.      Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1†	Evolus Inc. 2024 Employee Stock Purchase Plan	8-K	001-38381	10.1	6/11/24
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

†	Indicates management contract or compensatory plan.
#
The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	July 31, 2024	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2024	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)