Form 10-Q
period 2024-09-30
Evolus, Inc.
filed 2024-11-06
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of November 1, 2024, 63,321,493 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, our plans and expectations regarding regulatory approval, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors”, the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
•We currently depend entirely on the successful marketing of our only commercial product, Jeuveau®. If we are unable to continue to successfully market and sell Jeuveau®, we may not generate sufficient revenue to continue our business.
•We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one approved product, which, together with our limited operating history, makes it difficult to assess our future viability.
•We are reliant on Symatese to achieve regulatory approval for the Evolysse™ injectable hyaluronic acid product line in the United States. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
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
•Our business, financial condition and operations have been, and may in the future be, adversely affected by a public health crisis or contagious disease outbreak.
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

EVOLUS®, Jeuveau®, Evolux® and Evolysse™ are trademarks of ours that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. This product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. Our injectable hyaluronic acid products have different trade names outside of the United States, including Estyme® in Europe, but are referred to throughout this Quarterly Report on Form 10-Q as Evolysse™. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$85,035	$62,838
Accounts receivable, net	44,642	30,529
Inventories	14,892	10,998
Prepaid expenses	3,399	5,700
Other current assets	2,393	2,356
Total current assets	150,361	112,421
Property and equipment, net	2,314	2,087
Operating lease right-of-use assets	8,280	5,763
Intangible assets, net	46,587	47,110
Goodwill	21,208	21,208
Other assets	858	409
Total assets	$229,608	$188,998
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$13,836	$4,271
Accrued expenses	34,949	33,813
Operating lease liabilities	1,601	1,377
Contingent royalty obligation payable to Evolus Founders	10,429	8,830
Total current liabilities	60,815	48,291
Operating lease liabilities	7,066	4,810
Contingent royalty obligation payable to Evolus Founders	34,600	36,200
Term loan, net of discount and issuance costs	121,208	120,359
Deferred tax liability	29	27
Total liabilities	223,718	209,687
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 63,251,148 and 56,820,621 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	609,186	538,716
Accumulated other comprehensive loss	(689)	(427)
Accumulated deficit	(602,608)	(558,979)
Total stockholders’ equity (deficit)	5,890	(20,689)
Total liabilities and stockholders’ equity (deficit)	$229,608	$188,998
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$60,164	$49,323	$185,350	$139,050
Service revenue	921	696	1,977	2,036
Total net revenues	61,085	50,019	187,327	141,086

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	18,223	15,431	55,367	42,289
Selling, general and administrative	52,506	43,328	147,781	121,886
Research and development	2,314	1,587	6,742	4,176
In-process research and development	—	—	—	4,441
Revaluation of contingent royalty obligation payable to Evolus Founders	2,428	1,802	5,611	5,132
Depreciation and amortization	1,087	1,311	3,923	3,760
Total operating expenses	76,558	63,459	219,424	181,684
Loss from operations	(15,473)	(13,440)	(32,097)	(40,598)
Other income (expense):
Interest income	928	306	2,474	569
Interest expense	(4,764)	(3,786)	(14,162)	(9,757)
Other income (expense), net	273	21	380	2
Loss before income taxes:	(19,036)	(16,899)	(43,405)	(49,784)
Income tax expense	134	24	224	70
Net loss	$(19,170)	$(16,923)	$(43,629)	$(49,854)
Other comprehensive loss:
Unrealized loss, net of tax	(88)	(138)	(262)	(269)
Comprehensive loss	$(19,258)	$(17,061)	$(43,891)	$(50,123)
Net loss per share, basic and diluted	$(0.30)	$(0.30)	$(0.71)	$(0.88)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	63,148,968	57,023,151	61,562,771	56,808,333
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	622,701	—	26	—	—	26
Stock-based compensation	—	—	3,294	—	—	3,294
Net loss	—	—	—	—	(14,791)	(14,791)
Other comprehensive loss	—	—	—	(79)	—	(79)
Balance at March 31, 2023	56,883,271	$1	$519,449	$(416)	$(512,085)	$6,949
Issuance of common stock in connection with the incentive equity plan	54,552	$—	$109	$—	$—	$109
Stock-based compensation	—	—	4,171	—	—	4,171
Net loss	—	—	—	—	(18,140)	(18,140)
Other comprehensive loss	—	—	—	(52)	—	(52)
Balance at June 30, 2023	56,937,823	$1	$523,729	$(468)	$(530,225)	$(6,963)
Issuance of common stock in connection with the incentive equity plan	154,657	$—	$60	$—	$—	$60
Stock-based compensation	—	—	4,596	—	—	4,596
Net loss	—	—	—	—	(16,923)	(16,923)
Other comprehensive loss	—	—	—	(138)	—	(138)
Balance at September 30, 2023	57,092,480	$1	$528,385	$(606)	$(547,148)	$(19,368)

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock upon follow-on offering, net of issuance costs	3,554,000	—	46,794	—	—	46,794
Issuance of common stock in connection with the incentive equity plan	899,411	—	487	—	—	487
Stock-based compensation	—	—	5,090	—	—	5,090
Net loss	—	—	—	—	(13,109)	(13,109)
Other comprehensive loss	—	—	—	(130)	—	(130)
Balance at March 31, 2024	62,274,032	$1	$591,087	$(557)	$(572,088)	$18,443
Issuance of common stock upon follow-on offering, net of issuance costs	318,100	$—	$4,169	$—	$—	$4,169
Issuance of common stock in connection with the incentive equity plan	460,466	—	2,300	—	—	2,300
Stock-based compensation	—	—	5,796	—	—	5,796
Net loss	—	—	—	—	(11,350)	(11,350)
Other comprehensive loss	—	—	—	(44)	—	(44)
Balance at June 30, 2024	63,052,598	$1	$603,352	$(601)	$(583,438)	$19,314
Issuance of common stock in connection with the incentive equity plan	198,550	$—	$589	$—	$—	$589
Stock-based compensation	—	—	5,245	—	—	5,245
Net loss	—	—	—	—	(19,170)	(19,170)
Other comprehensive loss	—	—	—	(88)	—	(88)
Balance at September 30, 2024	63,251,148	$1	$609,186	$(689)	$(602,608)	$5,890
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(43,629)	$(49,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,923	3,760
Stock-based compensation	16,083	12,061
Provision for bad debts	1,659	1,354
Amortization of operating lease right-of-use assets	485	590
Amortization of debt discount and issuance costs	849	843
Deferred income taxes	2	—
Revaluation of contingent royalty obligation payable to Evolus Founders	5,611	5,132
Changes in assets and liabilities:
Accounts receivable	(15,773)	(9,370)
Inventories	2,273	(654)
Prepaid expenses	2,301	247
Other assets	(486)	110
Accounts payable	3,280	4,789
Accrued expenses	1,137	1,919
Accrued litigation settlement	—	(5,000)
Operating lease liabilities	(522)	(748)
Net cash used in operating activities	(22,807)	(34,821)
Cash flows from investing activities
Purchases of property and equipment	(1,034)	(264)
Additions to capitalized software	(2,427)	(1,002)
Net cash used in investing activities	(3,461)	(1,266)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(5,612)	(4,038)
Proceeds from issuance of long-term debt, net of discounts	—	25,000
Payments for debt issuance costs	—	(38)
Proceeds from follow-on offering, net of underwriters fees	51,211	—
Payments for offering costs	(248)	—
Issuance of common stock in connection with incentive equity plan	3,376	195
Net cash provided by financing activities	48,727	21,119
Effect of exchange rates on cash	(262)	(269)
Change in cash and cash equivalents	22,197	(15,237)
Cash and cash equivalents, beginning of period	62,838	53,922
Cash and cash equivalents, end of period	$85,035	$38,685
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$13,311	$8,908
Cash paid for income taxes	196	95
Non-cash information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,002	4,550
See accompanying notes to these unaudited consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018, the European Commission (“EC”) in September 2019, the Australian Therapeutics Good Administration (“TGA”) in January 2023, and Swissmedic in November 2023. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, and began its launch in Europe in September 2022 and Australia in July 2024. In 2023, the Company entered into an agreement to be the exclusive distributor of Evolysse™, a line of injectable hyaluronic acid gels currently in late-stage development in the United States and Europe. In October 2024, regulatory approval was received in the European Union for four products in the Evolysse™ line. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities and management expects operating losses and negative cash flows to continue for at least the next twelve months. For the three and nine months ended September 30, 2024, the Company recorded loss from operations of $15,473 and $32,097, respectively, and a total net loss of $19,170 and $43,629, respectively. The Company used cash of $22,807 from operations during the nine months ended September 30, 2024. As of September 30, 2024, the Company had $85,035 in cash and cash equivalents and an accumulated deficit of $602,608.
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
Risks and Uncertainties
The Company is party to an agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 8. Commitments and Contingencies and Note 10. Medytox Settlement Agreements for additional information.
The Company commercially launched Jeuveau® in the United States in May 2019 and in Canada through its distribution partner in October 2019. The Company also began commercially launching Jeuveau® in Europe in September 2022 and in Australia in July 2024 and, as such, has a limited history of sales in those markets. If any previously granted approval to market and sell Jeuveau® is retracted or the Company is denied approval or approval is delayed by regulators in any other jurisdictions, it may have a material adverse impact on the Company’s business and its consolidated financial statements.

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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Product cost of sales, excluding amortization of intangible assets, consisted of the inventory cost and certain royalties on the sale of Jeuveau® payable to Medytox pursuant to the Medytox Settlement Agreements (as such term is defined in Note 10. Medytox Settlement Agreements).
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
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute four injectable hyaluronic acid product candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips, in 50 countries in Europe for use in the aesthetics and dermatological fields. A portion of the Symatese Europe Agreement represents the license and distribution right to Evolysse™ in Europe. The definite-lived distribution right intangible asset

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
related to the Evolysse™ nasolabial fold product approved in Europe is amortized on a straight-line basis over the estimated useful life of 15 years.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2024.
Contingent Royalty Obligation Payable to Evolus Founders
Payment obligations to the founders of Evolus (“Evolus Founders”) consist of quarterly royalty payments of a low-single digit percentage of net sales of Jeuveau®. The obligations terminate in the second quarter of 2029, which is the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under an amended agreement with the Evolus Founders, the Company recorded the fair value of all revised payment obligations owed to the Evolus Founders.
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
General
The Company generates product revenue from the sale of Jeuveau® in the United States, Europe and Australia, and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2024 and December 31, 2023, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of September 30, 2024 or December 31, 2023.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of September 30, 2024 and December 31, 2023, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $13,231 and $11,033, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets.
For the three and nine months ended September 30, 2024, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $8,732 and $26,728, respectively which were offset by related payments, redemptions and adjustments of $7,226 and $24,514, respectively, which were recorded as adjustments to gross revenues in the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2023, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $6,762 and $22,264, respectively, which were offset by related payments, redemptions and adjustments of $6,924 and $22,495, respectively, which were recorded as adjustments to gross revenues in the accompanying condensed consolidated statement of operations.
During the nine months ended September 30, 2024 and 2023, the Company recognized $10,078 and $7,751, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of September 30, 2024 and December 31, 2023, allowance for credit losses was $2,282 and $1,490, respectively. For the three and nine months ended September 30, 2024, the provision for bad debts was $889 and $1,659, respectively, and write-offs, net of recoveries was $665 and $866, respectively. For the three and nine months ended September 30, 2023, the provision for bad debts was $1,012 and $1,354, respectively, and the write-offs, net of recoveries was $1,057 and $955, respectively.
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
Symatese U.S. Agreement
On May 9, 2023, the Company and Symatese entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five injectable hyaluronic acid product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”), in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ line of injectable hyaluronic acid gels.
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
Symatese Europe Agreement

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On December 20, 2023, the Company entered into the Symatese Europe Agreement, pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four injectable hyaluronic acid gel candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips, in 50 countries in Europe for use in the aesthetics and dermatological fields.
In exchange for the rights granted under the Symatese Europe Agreement, the Company issued 610,000 shares of common stock and is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the earlier of the third anniversary of certain regulatory approvals or following a year in which the Company achieves €25,000 in revenue in Europe. In October 2024, regulatory approval was received in the European Union for four products in the Evolysse™ line. The Symatese Europe Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions.
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
See Note 10. Medytox Settlement Agreements for the details of all litigation settlement agreements.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $134 and $24 for the three months ended September 30, 2024 and 2023, respectively, and an income tax expense of $224 and $70 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through September 30, 2024 to materially impact its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and nine months ended September 30, 2024 and 2023 were stock options of 6,188,670 and 5,810,702, respectively, and non-vested RSUs of 4,117,747 and 4,035,380, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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

	As of September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,029	$—	$—	$45,029

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,030	$—	$—	$45,030
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the nine months ended September 30, 2024 or 2023.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of September 30, 2024 and December 31, 2023, the Company utilized a discount rate of 14.0% and 15.0%, respectively. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate and to the projected net revenues would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the unaudited consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value, beginning of period	$44,606	$47,081	$45,030	$46,310
Payments	(2,005)	(1,479)	(5,612)	(4,038)
Change in fair value recorded in operating expenses	2,428	1,802	5,611	5,132
Fair value, end of period	$45,029	$47,404	$45,029	$47,404
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of September 30, 2024 and December 31, 2023, the fair value of long-term debt was $138,501 and $140,241, respectively. The fair value of operating lease liabilities as of September 30, 2024 and December 31, 2023 approximated their carrying value.
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	20	$60,552	$(16,791)	$43,761
Capitalized software	2	12,397	(9,571)	2,826
Intangible assets, net		72,949	(26,362)	46,587
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of September 30, 2024		$94,157	$(26,362)	$67,795

	Weighted-Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	20	$60,552	$(14,500)	$46,052
Capitalized software	2	9,804	(8,746)	1,058
Intangible assets, net		70,356	(23,246)	47,110
Indefinite-lived intangible asset
Goodwill	*	21,208	—	21,208
Total as of December 31, 2023		$91,564	$(23,246)	$68,318
* Intangible assets with indefinite lives have an indeterminable average life.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2024 that are subject to amortization:

Fiscal year
Remaining in 2024	$1,019
2025	4,498
2026	4,179
2027	3,054
2028	3,054
Thereafter	30,783
$46,587
The Company capitalized $1,116 and $349 for the three months ended September 30, 2024 and 2023, respectively, and $2,593 and $919 for the nine months ended September 30, 2024 and 2023, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $803 and $1,053 for the three months ended September 30, 2024 and

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2023, respectively, and $3,115 and $3,005 for the nine months ended September 30, 2024 and 2023, respectively, within depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses consisted of:

	September 30,	December 31,
	2024	2023
Accrued revenue contract liabilities	$13,231	$11,033
Accrued payroll and related benefits	10,907	13,433
Accrued royalties under the Medytox Settlement Agreement	3,658	3,657
Other accrued expenses	7,153	5,690
	$34,949	$33,813
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of September 30, 2024, the Company was in compliance with its debt covenants.
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
As of September 30, 2024, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 15.27% and 13.95% for the first and second tranche, respectively, as of September 30, 2024.
As of September 30, 2024, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2026	$41,667
2027	83,333
Total principal payments	125,000
Unamortized debt discounts and issuance costs	(3,792)
Long term debt, net of discounts and issuance costs	$121,208
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
On July 27, 2023, the Company entered into the First Amendment to the Lease Agreement (the “First Lease Amendment”) for its corporate headquarters. The First Lease Amendment includes a lease extension to January 31, 2030 with a three-month rent abatement period and additional office space. On July 27, 2023, the effective date of the First Lease Amendment, the Company recognized additional ROU assets and lease liabilities in the amount of $4,550. On August 1, 2024, the lease commencement date for the additional office space, the Company recognized additional ROU assets and lease liabilities in the amount of $3,002.
On October 16, 2024, the Company entered into the Second Amendment to the Lease Agreement (the “Second Lease Amendment”) to acquire additional office space for its corporate headquarters.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed operating lease expense	$387	$286	$1,055	$833
Variable operating lease expense	26	48	96	110
	$413	$334	$1,151	$943
The weighted-average remaining lease term and discount rate are as follows:

	As of September 30,
	2024	2023
Weighted-average remaining lease term (years)	5.3	6.3
Weighted-average discount rate	9.6%	11.0%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of September 30, 2024:

Fiscal year
Remaining in 2024	$388
2025	1,714
2026	2,138
2027	2,212
2028	2,290
Thereafter	2,569
Total operating lease payments	11,311
Less: imputed interest	(2,644)
Present value of operating lease liabilities	$8,667
Note 8.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2024, the Company has entered into commitments to purchase services and products for an aggregate amount of approximately $4,652. Certain minimum purchase commitments related to the purchase of Jeuveau® and Evolysse™ are described below.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Total inventory payments to Daewoong were $17,648 and $44,268 for the three and nine months ended September 30, 2024, respectively, and $8,785 and $36,537 for the three and nine months ended September 30, 2023, respectively.
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
Legal Proceedings
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming the Company and certain of its officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG). On September 17, 2021, the court appointed a lead plaintiff and lead counsel. On November 17, 2021, the lead plaintiff filed an amended class action complaint against the Company, three of its officers, and Alphaeon Corporation, the Company’s former majority shareholder. On January 18, 2022, the Company and the officer defendants served their motion to dismiss the amended complaint. The motion was fully briefed on June 16, 2022.
On September 26, 2024, the court granted the Company’s motion to dismiss the amended complaint and provided plaintiffs with the ability to move to amend their complaint by October 17, 2024. Plaintiffs did not submit a motion to amend their complaint by October 17, 2024, and on October 18, 2024, the court entered final judgment in favor of the defendants. Plaintiffs’ deadline to file a notice of appeal is November 18, 2024. The outcome of the legal proceeding is uncertain at this point. Based on information available to the Company at present, management cannot reasonably estimate a range of loss with respect to this matter.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2024 and December 31, 2023.
Note 9.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2024, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2024, 63,251,148 shares of its common stock were issued and outstanding.
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
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2024 Employee Stock Purchase Plan (“ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5 of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4 of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. There were no shares issued under the 2024 ESPP during the nine months ended September 30, 2024.
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
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on each anniversary of November 21, 2017 equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of September 30, 2024, the Company had an aggregate of 1,336,000 shares of its common stock available for future issuance under the Plan.
2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Company’s Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors reserved 1,000,000 shares of common stock for issuance under the Inducement Plan. As of September 30, 2024, the Company had an aggregate of 265,548 shares of its common stock available for future issuance under the Inducement Plan.
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
The weighted-average assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Volatility	81.8%	86.7%	84.2%	83.5%
Risk-free interest rate	3.84%	4.39%	4.09%	3.64%
Expected life (years)	6.25	6.25	6.21	6.20
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activity for the nine months ended September 30, 2024, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding, December 31, 2023	5,753,466	$9.46	6.69	$11,111
Granted	1,061,390	12.83
Exercised	(472,207)	7.15
Canceled/forfeited	(153,979)	10.68
Outstanding, September 30, 2024	6,188,670	$10.18	6.36	$38,022
Exercisable, September 30, 2024	3,612,214	$9.97	4.81	$23,296
The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of September 30, 2024 and December 31, 2023.
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the nine months ended September 30, 2024, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding, December 31, 2023	3,281,045	$8.88
Granted	1,167,127	12.76
Vested	(988,769)	8.79
Forfeited	(257,570)	9.84
Outstanding, September 30, 2024	3,201,833	$10.25
Performance Restricted Stock Units

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
In January 2023, the Company’s Board of Directors granted 292,349 shares of performance restricted stock units (“PRSUs”) to certain executive officers under the Plan. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of certain pre-established performance measures. As of September 30, 2024, all of the pre-established performance measures were met, and stock-based compensation expense has been recognized for these awards using the accelerated attribution model, based on the fair value of the awards as of the date of grant.
In February 2024, the Company’s Board of Directors granted 219,485 shares of PRSUs to certain executive officers under the Plan. The PRSU awards are measured on a cumulative two-year period ending in 2025. The performance measure milestones have not been met, and all were outstanding as of September 30, 2024. As of September 30, 2024, the achievement of the performance measure milestones was considered probable.
A summary of PRSU activity for the nine months ended September 30, 2024, is presented below:

	Performance	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding, December 31, 2023	233,880	$10.25
Granted	219,485	13.15
Vested	(97,451)	10.25
Forfeited	—	—
Outstanding, September 30, 2024	355,914	$12.04
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
The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$4,955	$4,295	$15,370	$11,445
Research and development	265	301	713	616
	$5,220	$4,596	$16,083	$12,061

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 10. Medytox Settlement Agreements
Medytox Settlement Agreements
In February 2021, the Company settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan (the “U.S. Settlement Agreement”), and another Settlement and License Agreement with Medytox (the “ROW Settlement Agreement”). The Company refers to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the “Medytox Settlement Agreements”. In the first quarter of 2023, the Company made a final milestone payment of $5,000. From September 17, 2022 to September 16, 2032, the Company pays Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories pursuant to the Medytox Settlement Agreements.
As of September 30, 2024, the Company accrued $3,658 for royalties to Medytox under the Medytox Settlement Agreements. As of December 31, 2023, the Company accrued $3,657 for royalties to Medytox under the Medytox Settlement Agreements.

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
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products in the cash-pay aesthetic market. Our first product, Jeuveau® (prabotulinumtoxinA-xvfs), is currently sold in the United States, Canada, certain European countries and Australia. We have commercial launch plans in additional countries which we expect to implement in the next few years. We are also actively pursuing regulatory approval of Evolysse™, a line of injectable hyaluronic acid gels that includes mid face, nasolabial folds, lips and eyes. In October 2024, regulatory approval was received in the European Union for four products in the Evolysse™ line: Evolysse™ Form, Evolysse™ Smooth, Evolysse™ Sculpt and Evolysse™ Lips. In June 2024, we submitted a premarket approval (“PMA”) application to the U.S. Food and Drug Administration (the “FDA”) for Evolysse™ Form and Evolysse™ Smooth injectable hyaluronic acid gels for wrinkles and folds, such as nasolabial folds. We anticipate obtaining regulatory approvals in the United States for Evolysse™ Form and Evolysse™ Smooth by September 2025.

Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Evolysse™, a line of injectable hyaluronic acid gels, is a first-generation cold technology line of hyaluronic acid gels for products including mid face, nasolabial folds, lips and eyes. Our primary market is the cash-pay aesthetic market, which consists of medical products that consumers pay for directly out of pocket. Our customers are aesthetic practitioners who are properly licensed to deliver our products. By avoiding the regulatory burdens that accompany reimbursed products and pursuing an aesthetic-only non-reimbursed product strategy, we create flexibility to deliver a unique value proposition to our customers. We utilize this flexibility to drive customer adoption through programs such as our consumer loyalty program, co-branded marketing programs, promotional events and pricing strategies.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
(in millions)	2024	2023
Revenue:
Product revenue, net	$60.2	$49.3
Service revenue	0.9	0.7
Total net revenues	61.1	50.0

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	18.2	15.4
Selling, general and administrative	52.5	43.3
Research and development	2.3	1.6
Revaluation of contingent royalty obligation payable to Evolus Founders	2.4	1.8
Depreciation and amortization	1.1	1.3
Total operating expenses	76.6	63.5
Loss from operations	(15.5)	(13.4)
Other income (expense):
Non-operating expense, net	(3.8)	(3.5)
Other income (expense), net	0.3	0.0
Loss before income taxes:	(19.0)	(16.9)
Income tax expense	0.1	0.0
Net loss	(19.2)	(16.9)
Unrealized loss, net of tax	(0.1)	(0.1)
Comprehensive loss	$(19.3)	$(17.1)
The following table summarizes our gross profit margin for the periods indicated:

	Three Months Ended September 30,
(in millions)	2024	2023
Total net revenues	$61.1	$50.0
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	18.2	15.4
Amortization of distribution right intangible asset	0.8	0.7
Total cost of sales	19.0	16.2
Gross profit	$42.1	$33.9
Gross profit margin	68.9%	67.7%
Net Revenues
We currently operate in one reportable segment, and all of our net revenues are derived from sales of Jeuveau®, our sole commercial product to date. Net revenues consist of revenues, net of adjustments primarily for customer rebates, rewards related to the consumer loyalty program and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues of Jeuveau® sales increased by $11.1 million, or 22.2%, to $61.1 million for the three months ended September 30, 2024 from $50.0 million for the three months ended September 30, 2023, primarily due to higher sales volumes. Net revenues during the three months ended September 30, 2024 and 2023 consisted of $0.9 million and $0.7 million, respectively, of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to successfully continue to penetrate the market, grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market, as well as on obtaining regulatory approval for the Evolysse™ injectable hyaluronic acid gel line in the United States by Symatese and subsequent successful commercial launch of these products.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong and our royalty obligations to Medytox at a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Product cost of sales, excluding amortization of intangible assets, increased by $2.8 million, or 18.2%, to $18.2 million for the three months ended September 30, 2024 from $15.4 million for the three months ended September 30, 2023, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of the Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 68.9% and 67.7% for the three months ended September 30, 2024 and 2023, respectively. Our gross profit margin has been and will continue to be negatively impacted from September 2022 to September 2032 as we pay royalty obligations related to our litigation settlement agreement. See “—Liquidity and Capital Resources—Litigation Settlement” for further information. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we continue to expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $9.2 million, or 21.2%, to $52.5 million for the three months ended September 30, 2024 from $43.3 million for the three months ended September 30, 2023, primarily resulting from increasing personnel costs related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $0.7 million to $2.3 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023. The increase was primarily attributable to our clinical operations and research and development expenses related to obtaining regulatory approvals of Evolysse™ in the United States and European countries. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended September 30, 2024 and 2023, the revaluation charges of $2.4 million and $1.8 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization decreased by $0.2 million, or 15.4%, to $1.1 million for the three months ended September 30, 2024 from $1.3 million for the three months ended September 30, 2023.

Non-Operating Expense, Net
Non-operating expense, net, increased by $0.3 million, or 8.6%, to $3.8 million for the three months ended September 30, 2024 from $3.5 million for the three months ended September 30, 2023, primarily due to higher interest expense for our term loans. Interest on our term loans is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense
There was minimal income tax expense for each of the three months ended September 30, 2024 and 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2024	2023
Product revenue, net	$185.4	$139.1
Service revenue	2.0	2.0
Total net revenues	187.3	141.1

Operating expenses:
Product cost of sales (excludes amortization of intangible assets)	55.4	42.3
Selling, general and administrative	147.8	121.9
Research and development	6.7	4.2
In-process research and development	—	4.4
Revaluation of contingent royalty obligation payable to Evolus Founders	5.6	5.1
Depreciation and amortization	3.9	3.8
Total operating expenses	219.4	181.7
Loss from operations	(32.1)	(40.6)
Other income (expense):
Non-operating expense, net	(11.7)	(9.2)
Other income (expense), net	0.4	0.0
Loss before income taxes:	(43.4)	(49.8)
Income tax expense	0.2	0.1
Net loss	(43.6)	(49.9)
Unrealized loss, net of tax	(0.3)	(0.3)
Comprehensive loss	$(43.9)	$(50.1)

The following table summarizes our gross profit margin for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2024	2023
Total net revenues	$187.3	$141.1
Cost of sales:
Product cost of sales (excludes amortization of intangible assets)	55.4	42.3
Amortization of distribution right intangible asset	2.3	2.2
Total cost of sales	57.7	44.5
Gross profit	$129.7	$96.6
Gross profit margin	69.2%	68.5%
Net Revenues
Net revenues of Jeuveau® sales increased by $46.3 million, or 32.8%, to $187.3 million for the nine months ended September 30, 2024 from $141.1 million for the nine months ended September 30, 2023, primarily due to higher sales volumes. Net revenues during the nine months ended September 30, 2024 and 2023 consisted of $2.0 million and $2.0 million, respectively, of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive medical aesthetic market as well as on regulatory approval for the Evolysse™ injectable hyaluronic acid gel line in the United States by Symatese and subsequent commercial launch of these products.
Cost of Sales
Product Cost of Sales
Product cost of sales, excluding amortization of intangible assets, primarily consisted of the cost of inventory purchased from Daewoong and our royalty obligations to Medytox at a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Product cost of sales, excluding amortization of intangible assets, increased by $13.1 million, or 31.0%, to $55.4 million for the nine months ended September 30, 2024 from $42.3 million for the nine months ended September 30, 2023, primarily due to higher sales volume. We anticipate that our product cost of sales will fluctuate in line with changes in revenues until the expiration of the Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 69.2% and 68.5% for the nine months ended September 30, 2024 and 2023, respectively. Our gross profit margin has been and will continue to be negatively impacted from September 2022 to September 2032 as we pay royalty obligations related to our litigation settlement agreement. See “—Liquidity and Capital Resources—Litigation Settlement” for further information. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we continue to expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $25.9 million, or 21.2%, to $147.8 million for the nine months ended September 30, 2024 from $121.9 million for the nine months ended September 30, 2023, primarily resulting from increasing personnel costs related to our commercial expansion. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $2.5 million to $6.7 million for the nine months ended September 30, 2024 from $4.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to our clinical operations and research and development expenses related to obtaining regulatory approvals of Evolysse™ in the United States and European countries. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.

In-process Research and Development
For the nine months ended September 30, 2023, we recorded $4.4 million of in-process research and development expense in connection with the Symatese Agreement. Refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to Evolus Founders is recorded in operating expenses in each reporting period. During the nine months ended September 30, 2024 and 2023, the revaluation charges of $5.6 million and $5.1 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.1 million, or 2.6%, to $3.9 million for the nine months ended September 30, 2024 from $3.8 million for the nine months ended September 30, 2023.
Non-Operating Expense, Net
Non-operating expense, net, increased by $2.5 million, or 27.2%, to $11.7 million for the nine months ended September 30, 2024 from $9.2 million for the nine months ended September 30, 2023, primarily due to the advancement of the $50.0 million of term loans in 2023 and higher interest expense for our term loans. Interest on our term loans is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Taxes Expense
There was minimal income tax expense for each of the nine months ended September 30, 2024 and 2023.
Liquidity and Capital Resources
As of September 30, 2024 we had cash and cash equivalents of $85.0 million, positive working capital of $89.5 million and stockholders’ equity of $5.9 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $602.6 million as of September 30, 2024 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $43.6 million and $49.9 million for the nine months ended September 30, 2024 and 2023, respectively. We had loss from operations of $32.1 million and $40.6 million for the nine months ended September 30, 2024 and 2023, respectively. We used net cash of $22.8 million and $34.8 million in operating activities for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, Canada, and Australia and prepare to commercially launch Jeuveau® in other jurisdictions where we have obtained regulatory approval pursue regulatory approvals in other jurisdictions and prepare to commercially launch Evolysse™ Form, Smooth, and Sculpt injectable hyaluronic acid gel line.
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
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. We have not sold any shares under the ATM Sales Agreement. See Note 9. Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Part I, Item of this Quarterly Report on Form 10-Q for additional information.
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
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments of a low-single digit percentage of net sales of Jeuveau® to the founders of Evolus (“Evolus Founders”). These obligations terminate at the end of the second quarter of 2029. The fair value of the obligations is valued quarterly and is referred to in our condensed consolidated financial statements as the contingent royalty obligation.
As of September 30, 2024, we recorded an aggregate balance of $45.0 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
Litigation Settlement
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the Medytox Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox. In the first quarter of 2023, we made a final milestone payment of $5.0 million. Going forward, from September 17, 2022 to September 16, 2032, we will pay to Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories pursuant to the Medytox Settlement Agreement.
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
Symatese Agreements

In 2023, we entered into two agreements with Symatese S.A.S. and its affiliates (“Symatese”), which granted us exclusive rights to commercialize and distribute the Evolysse™ line of injectable hyaluronic acid gels in the United States and 50 countries in Europe for aesthetic and dermatological uses. We refer to the agreement conveying rights in the United States as the “Symatese U.S. Agreement” and the agreement conveying rights in Europe as the “Symatese Europe Agreement.” In the United States, we obtained the rights to the Evolysse™ products referred to as (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye and in Europe we obtained the rights to (i) Form; (ii) Smooth; (iii) Sculpt; and (iv) Lips.
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

Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® in the United States and international markets where we have launched, as well as the success of planned international launches;
•the timing of regulatory approval for the Evolysse™ injectable hyaluronic acid gel line in the United States by Symatese and our ability to successfully launch, commercialize and market these products;
•development costs and milestone payments related to the Evolysse™ injectable hyaluronic acid gels;

•our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively;
•corporate development activities including the purchase, license, or other acquisition of products and services to add to our product or service offerings;
•the number, characteristics, and development stage of any future product candidates we may develop or acquire;
•the timing and costs of any ongoing clinical programs or any future clinical studies we may conduct;
•the cost of manufacturing our product or any future product candidates and any products we successfully commercialize, including costs associated with our supply chain;
•the timing and amounts of the royalty and other payments payable in connection with the Medytox Settlement Agreement;
•the amounts of the royalty payable to the Evolus Founders;
•the cost of commercialization activities for Jeuveau®, the Evolysse™ injectable hyaluronic acid gel line or any future product candidates that are approved or cleared for commercialization, including marketing, sales and distribution costs;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(22.8)	$(34.8)
Investing activities	(3.5)	(1.3)
Financing activities	48.7	21.1
Effect of exchange rates on cash	(0.3)	(0.3)
Change in cash and cash equivalents	22.2	(15.2)
Cash and cash equivalents, beginning of period	62.8	53.9
Cash and cash equivalents, end of period	$85.0	$38.7

Operating Activities
For the nine months ended September 30, 2024, operating activities used $22.8 million of cash, which primarily resulted from our net loss of $43.6 million. Net operating assets and liabilities changed by $7.8 million, primarily driven by improved collections from customers, payments to vendors and the timing of inventory purchases from our supplier. Operating activities also includes adjustments for certain non-cash charges including $16.1 million of stock-based compensation expense, $5.6 million in revaluation of our contingent royalty obligation, $1.7 million of provision of allowance for doubtful accounts and $3.9 million of depreciation and amortization.
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
Investing Activities
Cash used in investing activities was $3.5 million for the nine months ended September 30, 2024 compared to $1.3 million for the nine months ended September 30, 2023.
Financing Activities
Cash provided by financing activities was $48.7 million for the nine months ended September 30, 2024, compared to $21.1 million of cash provided by financing activities for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash provided by financing activities resulted from $51.2 million from a follow-on equity offering as described above. For the nine months ended September 30, 2023, cash provided by financing activities resulted from $25.0 million net proceeds from drawing on the second tranche of the Pharmakon Term Loans as described above.
Indebtedness
“See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $47.3 million, with $17.7 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders of a low-single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 milestone payments under the Symatese U.S. Agreement consisting of €1.6 million in June 2025, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to three of the injectable hyaluronic acid gels gaining approval prior to that date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of : €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the earlier of the third anniversary of certain regulatory approvals or following a year in which we achieves €25 million in revenue in Europe for the injectable hyaluronic acid products, and (vii) obligations under operating leases related to our office space which are described in more detail in Note 7. Operating Leases in the Notes to the Condensed Consolidated Financial Statements in Part I, Item of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2. Summary of Significant Accounting Policies-Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements in Part I, Item of this Quarterly Report on Form 10-Q.
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

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 8.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 7, 2024, and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which was filed with the SEC on July 31, 2024. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We currently have only one commercially available product, Jeuveau®, and our business presently depends entirely on our ability to successfully continue to market and sell it in a timely manner. We commercially launched in the United States in May 2019 and through a distribution partner in Canada in October 2019. We commercially launched Jeuveau® in select European countries in September 2022 and in Australia in July 2024, and as such, we have a limited history of generating revenue in those markets. Our near-term prospects, including our ability to generate revenue, as well as our future growth, depend entirely on the continued successful commercialization of Jeuveau®. The commercial success of Jeuveau® will depend on a number of factors, including our ability to continue to successfully market and sell Jeuveau®, whether alone or in collaboration with others, including our ability to hire, retain and train sales representatives in the United States. Our ability to market and sell Jeuveau® is also dependent on the willingness of consumers to pay for Jeuveau® relative to other discretionary items, especially during economically challenging times. Additional factors necessary for the successful commercialization of Jeuveau® include the availability, perceived advantages, relative cost, relative safety of Jeuveau® and relative efficacy of competing products, the timing of new product introductions by our competitors, and the sales and marketing tactics of our competitors, including bundling of multiple products, in response to our launch of Jeuveau®. Each of these factors may vary on a country by country basis as we expand our operations.
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
We are a global performance beauty company with a limited operating history. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau®, which is currently our only commercially available product. We began selling Jeuveau® in the United States in May 2019 and through a distribution partner in Canada in October 2019. We began selling Jeuveau® in select countries in Europe in September 2022 and in Australia in July 2024 and, as such, have a limited history of generating revenue in those markets. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or greater experience commercializing a product. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the medical aesthetics field. We have incurred losses in each year since our inception in 2012 and we expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, Canada, and Australia, prepare to commercially launch Jeuveau® in other jurisdictions where we have obtained regulatory approval pursue regulatory approvals in other jurisdictions and prepare to commercially launch Evolysse™ injectable hyaluronic acid product line. We recorded net losses of $43.6 million for the nine months ended September 30, 2024, and we recorded a net loss of $61.7 million and net loss of $74.4 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit as of September 30, 2024 of $602.6 million. Our ability to achieve revenue and profitability is dependent on our ability to continue to successfully market and sell Jeuveau® obtain regulatory approvals for the Evolysse™ product line in the United States and Europe and commercialize these products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
We are reliant on Symatese to achieve regulatory approval for the Evolysse™ product line in the United States. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
The U.S. Food and Drug Administration (the “FDA”) and European regulatory processes for medical devices such as Evolysse™ are complex, time-consuming and subject to numerous inherent risks. Before Evolysse™ can be marketed in the United States or Europe, Symatese must obtain regulatory approval for the injectable hyaluronic acid gels. We received approval for four Evolysse™ products in the European Union in October 2024. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
We are substantially dependent on our relationship with Symatese for the regulatory approval process of the Evolysse™ injectable hyaluronic acid product candidates in the United States. While we have agreed to share certain costs associated with the regulatory approval process to provide our experience to Symatese, Symatese is ultimately responsible for obtaining regulatory approval of the Evolysse™ product line. If Symatese encounters difficulties or delays in obtaining regulatory approvals for these products, our ability to commercialize and generate revenue from these products could be materially and adversely affected. As a result, our reliance on Symatese for the regulatory approval process exposes us to risks associated with Symatese’s ability to successfully navigate the complex regulatory landscape. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition, and results of operations.
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
We expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing Jeuveau® within and outside of the United States. We have also agreed to reimburse Symatese for certain clinical trial expenses related to the Evolysse™ Lip and Eye products in the United States and for certain regulatory filing fees in Europe. In the long term, our expenditures will include costs associated with the continued commercialization of Jeuveau®, research and development, approval and commercialization of products and any of our future product candidates, including our proposed higher strength dose of Jeuveau® and the Evolysse™ line of injectable hyaluronic acid gels, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell Jeuveau® or, if approved, the Evolysse™ line of injectable hyaluronic acid gels. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
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
We are subject to risks associated with a public health crisis or contagious disease outbreak.
We are subject to risks associated with public health crises or contagious disease outbreaks. For example, we experienced material adverse effects on our business, financial condition, results of operations and cash flows from the COVID-19 pandemic. Another public health crises, including any significant resurgence of COVID-19 or other future contagious disease outbreaks, could have a similar material adverse effect on our business. Financial and operational impacts that we experienced in connection with the COVID-19 pandemic, and may experience as a result of future contagious disease outbreaks or other public health crises, include:
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
Because we do not expect Jeuveau® for the treatment of glabellar lines or, subject to regulatory approval, the Evolysse™ line of injectable hyaluronic acid gels to be reimbursed by any government or third-party payor, our products will continue to be paid for directly by the consumer. Demand for Jeuveau® and, subject to regulatory approval, the Evolysse™ line of injectable hyaluronic acid gels, is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn, instability or crises affecting banks or other financial institutions, or inflation in consumer prices, as we are currently experiencing, could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for Jeuveau®, Evolysse™, or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, instability or crises affecting banks or other financial institutions, or political disruption or geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.
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
Jeuveau® is approved for use and Evolysse™ is being investigated for use in medical aesthetic market. Regulatory approval has been received for the Evolysse™ in the European Union in October 2024. The United States regulatory approval and commercial launch is expected by September 2025 for the first two products with subsequent regulatory approval and product launches for the remaining products in 2026 and 2027. The medical aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Our products face, and we anticipate that our future products will face, significant competition from other facial aesthetic products, such as other injectable and topical botulinum toxins and injectable hyaluronic acid gels. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including AbbVie Inc., which acquired Allergan, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Within the injectable hyaluronic acid market we will also face large, experienced competitors such as AbbVie and Galderma. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the medical aesthetic market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.

These competitors may also try to compete with our aesthetic products on price both directly, through rebates and promotional programs to high volume customers and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as injectable hyaluronic acid gels that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant number of studies and publications that they could use to compete with us.
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
In addition, competitors may develop new technologies within the medical aesthetic market that may be superior in safety and efficacy to our products or offer alternatives to the use of toxins or injectable hyaluronic acid gels, including surgical and radio frequency techniques. To compete successfully in the medical aesthetic market, we will have to demonstrate that our products are at least as safe and effective as current products sold by our competitors. Competition in the medical aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
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
Jeuveau® or, subject to regulatory approval, the Evolysse™ line of injectable hyaluronic acid gels may fail to continue to gain or gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau® and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ line of injectable hyaluronic acid gels, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
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
Further, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other similar functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place, or they may suffer unexpected power losses or computer system or data network failures that negatively impacts the systems or solutions on which we rely. If our third-party service providers experience a security incident or other type of interruption or if an unexpected flaw or failed software update related to third-party software used in our information systems occurs, even if inadvertent, our information systems may become disabled or inaccessible and access to our data and other business information may be limited, which could materially disrupt our operations.
Despite the implementation of security measures, our internal computer systems, including our information systems, and those of third parties on which we rely, are vulnerable to disruption or damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cybersecurity incidents, insider threats, persons who access our information systems in an unauthorized manner, or inadvertent misconfiguration of our systems. The risk of a security incident or system disruption, particularly through cybersecurity incidents, including by computer hackers, foreign governments and cybercriminals, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Interruptions in our operations caused by any such event could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. Interruptions in our operations caused by any such event could also result in a material disruption in our relationship with our customers. For example, if our Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation.
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

Jeuveau® or any future product candidates for which we seek approval as a biologic may face competition sooner than anticipated.
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
As of September 30, 2024, we had 322 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We currently have operations in the United States, Canada, Europe and Australia. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors, including differences in demand for our products due to local requirements or preferences, the difficulty of hiring and managing employees with cultural and geographic differences and the costs of complying with differing regulatory requirements. Additionally, we may experience difficulties and increased costs due to differences in laws related to enforcing contracts, protecting intellectual property, taxes, tariffs and export regulations. The current conflict between Ukraine and Russia may also impact European economies and consumer discretionary spending negatively, and the conflict in the Middle East may have similar regional impacts. We do not have significant international operations in Russia, Ukraine, Israel, Palestine or the surrounding regions that have been impacted by the conflicts directly.
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
Additionally, we are aware that multiple entrants into the injectable hyaluronic acid market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their injectable hyaluronic acid products. As the importer of record and commercial distributor of Evolysse™, we may be required to defend these cases, which may result in increased legal costs and royalty costs.
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
We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, the EU, Canada, Australia and other countries, principally by the FDA, the U.S. Drug Enforcement Administration, the Centers for Disease Control and Prevention, the EMA and other similar regulatory authorities. Our partners Daewoong and Symatese are also subject to extensive regulation by the FDA and their own country’s regulatory authorities as well as other regulatory authorities. Our failure to comply with all applicable regulatory requirements, or our partner’s failure to comply with applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and the Controlled Substances Act, may subject us to operating restrictions and criminal prosecution, monetary penalties and other enforcement or administrative actions, including, sanctions, warnings, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products, such as our neurotoxin product, and medical devices, such as our Evolysse™ injectable hyaluronic acid product candidates, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:
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
•general requirements intended to address risks associated with a class of drugs, such as a new REMS requirement for neurotoxins, injectable hyaluronic acid gels or other aesthetic products;
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
Jeuveau® and, subject to regulatory approval in the United States, Evolysse™ and any other products that are approved in the future, are subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities. Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jeuveau® and any other future product candidates, such as Evolysse™, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice (“GCP”) requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
Our stock price is volatile. For example, the closing price of our common stock during the nine months ended September 30, 2024 has ranged from a low of $9.99 to a high of $17.49. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
Additionally, the shares of common stock held by Medytox are subject to contractual restrictions on transfer that, subject to certain limited exceptions such as transfers to affiliates prohibit Medytox from transferring more than 75% of the shares it holds prior to September 16, 2025, with such contractual restrictions terminating on September 16, 2025. Subject to the restrictions described above, the sale by Medytox or Daewoong of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
The requirements of being a public company has and may continue to strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified Board members.
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

Evolus, Inc.

Date:	November 6, 2024	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)