Form 10-K
period 2024-12-31
Evolus, Inc.
filed 2025-03-04
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately$671.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $10.85 per share for such date.

As of February 28, 2025, 63,586,753 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement (the “Proxy Statement”) for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, our plans and expectations regarding regulatory approval, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. These statements include, among other things, statements relating to our expectations regarding our business, operations and market conditions, including our expectations regarding the market size and opportunity of our products. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A Risk Factors in this Annual Report.
You should carefully consider these risks, as well as the additional risks described in other documents we file with the U.S. Securities and Exchange Commission, or SEC, in the future, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, which may from time to time amend, supplement or supersede the risks and uncertainties we disclose. We also operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
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
•We have incurred significant losses since our inception.
•Jeuveau® faces, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from maintaining our market share and expansion.
•Our products may fail to achieve the broad degree of aesthetic practitioner adoption and use or consumer demand necessary for continued commercial success.
•We are dependent on Symatese Aesthetics, S.A.S., or Symatese, to achieve regulatory approval for the Evolysse™ hyaluronic acid gels product line in the United States and Europe. Failure to obtain approval or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
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
•The terms of the Medytox Settlement Agreements will continue to reduce our profitability.
•We rely on our licensing agreements with Daewoong Pharmaceutical Co. Ltd, or Daewoong, and Symatese and any termination or loss of significant rights, including exclusivity, under these agreements would materially and adversely affect our business.
•Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.
•Our ability to market our products is limited to their approved indications, and if we want to expand the indications for which we market our products, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
•Third party claims of intellectual property infringement may prevent or delay our commercialization efforts and interrupt our supply of products.
•If we or any of our current or future licensors, including Daewoong and Symatese, are unable to maintain, obtain or protect intellectual property rights related to our products or any of our future product candidates, we may not be able to compete effectively in our market.
•We may need to increase the size of our organization, including our sales and marketing capabilities in order to further market and sell Jeuveau® and we may experience difficulties in managing this growth.
•We rely on our digital technology and applications and our business and operations would suffer in the event of information system failures or a cybersecurity incident.
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
EVOLUS™, Jeuveau®, Evolux® and Evolysse™ are trademarks of ours that are used in this Annual Report on Form 10-K. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. This product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Annual Report on Form 10-K as Jeuveau®. Our hyaluronic acid gel products have different trade names outside of the United States, including Estyme® in Europe, but are referred to throughout this Annual Report on Form 10-K as Evolysse™. This Annual Report on Form 10-K also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Annual Report on Form 10-K as BOTOX. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
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
Our Products and Product Candidates
Our currently commercially available product and our product candidates represent two of the largest product categories within medical aesthetics, injectable neurotoxins and injectable hyaluronic acid gels, respectively.
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
EvolysseTM is a collection of injectable hyaluronic acid gels which utilize first-generation cold technology. The line includes a variety of products including mid face, nasolabial folds, lips and eyes in the United States and Europe.
In October 2024, regulatory approval was received in the European Union for four products in the Evolysse™ line: Evolysse™ Form, Evolysse™ Smooth, Evolysse™ Sculpt and Evolysse™ Lips. In February 2025, we received approval from the U.S. Food and Drug Administration, or FDA, for Evolysse™ Form and Evolysse™ Smooth injectable hyaluronic acid gels for wrinkles and folds, such as nasolabial folds.
We anticipate launching Evolysse™ Form and Evolysse™ Smooth in the United States in the second quarter of 2025. We also anticipate launching all four approved Evolysse™ products in Europe in the second half of 2025.
We are seeking premarket approval, or PMA, with the FDA for Evolysse™ Sculpt and Evolysse™ Lips and, if approved, we expect to launch those products in the United States in 2026 and 2027, respectively.

The following chart details certain important features of our primary product lines:

Product Line	Status	Description	Treatment	Approvals	Estimated Market Size in 2028
Jeuveau®	Commercial	Injectable botulinum toxin type A	Temporary improvement in the appearance of frown lines in adults	United States - 2019 Canada - 2018 European Union/United Kingdom/European Economic Area - 2019 Australia - 2023 Switzerland - 2023	United States* - $4.3 billion Europe** - $1.0 billion
EvolysseTM	Launching in 2025	Portfolio of injectable hyaluronic acids	Improvement of moderate to severe nasolabial folds facial wrinkles, mid face volume, lip fullness and infraorbital hollow correction	European Union - 2024 (4 products) United States - 2025 (2 products)	United States* - $1.8 billion Europe** - $1.0 billion
*Source: Medical Insight’s The Global Aesthetic Market Study
** Source: Clarivate Aesthetic Injectables Market Insights
The Medical Aesthetics Market Opportunity
According to Medical Insights, in 2024, total sales of professional medical aesthetic products were estimated to be $17.1 billion globally. Through 2028, the total sales of professional medical aesthetic products is expected to expand by 7.0% per year to $21.9 billion. Within this market, the facial injectables market, consisting of neurotoxins and hyaluronic acid gels, is estimated to be $10.9 billion in 2024 and is expected to grow to $14.5 billion in 2028.
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
•rising disposable income, with the United States Bureau of Economic Analysis reporting that real disposable income in the United States increased approximately 29% from December 2014 to December 2024;
•growing awareness, including through social media, utilization and acceptance of elective or minimally invasive aesthetic procedures; and
•continued innovation and improved accessibility to these treatments due to an increase in the number of aesthetic practitioners who perform these procedures.
Within the multiple age groups that utilize our products, we strategically focus our marketing efforts on the millennial segment which is the largest cohort in the United States population. Millennials are defined as individuals born between 1981 and 1996. We believe millennials view aesthetic treatments as integral to personal health and self-care, heavily influenced by social media and the internet.
Our Strategic Differentiation
The key components of our strategy are to:
•Focus on the largest segments of the medical aesthetic market. Aesthetic neurotoxins and hyaluronic acid gels are the largest and two of the fastest growing segments in the rapidly expanding global aesthetics market. With their high regulatory barriers to entry, these economically resilient product segments are poised for continued growth and adoption.

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
Regulatory Development
EvolysseTM
Hyaluronic Acid Gels Pipeline
The graphic below provides a summary of the current status of development of the EvolysseTM collection of hyaluronic acid gels in the United States and European Union and anticipated key milestones. In the United States we obtained FDA approval of Evolysse™ Form and Evolysse™ Smooth in February 2025 and we are seeking a PMA approval for Evolysse™ Sculpt and Evolysse™ Lips. In the European Union we obtained a CE mark for the EvolysseTM collection of hyaluronic acid gels in December 2024.

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

EvolysseTM
Symatese Aesthetics S.A.S., or Symatese, manufactures and supplies EvolysseTM for us. Symatese has 25 years of experience in manufacturing biomaterials and over a decade of experience manufacturing hyaluronic-acid based gels which have been approved in the United States, Europe and elsewhere. Symatese maintains a manufacturing facility outside Lyon, France for the production of EvolysseTM. We believe this facility will be sufficient to meet the foreseeable demand for EvolysseTM. In connection with regulatory approvals for the United States and Europe, the Symatese facility will be inspected by regulators in those countries.
Daewoong License and Supply Agreement
In 2013, we entered into a License and Supply Agreement with Daewoong, the Daewoong Agreement, which has been amended from time to time, pursuant to which Daewoong agreed to manufacture and supply Jeuveau® and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. If we fail to meet these purchase requirements, Daewoong may, at its option, convert the exclusive license for such covered territory to a non-exclusive license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
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
Symatese License, Supply and Distribution Agreements
On May 9, 2023, we entered into a License, Supply and Distribution Agreement, or the Symatese U.S. Agreement, with Symatese, pursuant to which Symatese granted us an exclusive right to commercialize and distribute its five Evolysse™ hyaluronic acid gels product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye in the United States for use in the aesthetics and dermatological field of use.
On December 20, 2023, we entered into a License, Supply and Distribution Agreement, or the Symatese Europe Agreement, pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four hyaluronic acid gel product candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields.
Under both agreements, which we refer to collectively as the Symatese agreements, we also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of hyaluronic acid gels.
Both Symatese agreements require us to make certain minimum purchases in order to maintain the exclusivity of our licenses. Both agreements have a 15-year term from the first product that is approved under the agreement and contain unlimited automatic renewal terms of 5-years thereafter. The agreements can be terminated based upon a material breach that remains uncured or failure to meet the minimum purchase requirements. Under the agreements, Symatese is responsible for all costs related to the manufacturing of Evolysse™ including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for certain costs related to the registration of the Lips and Eye Products with the FDA and all costs related to commercialization of Evolysse™. Under both agreements, Symatese will be responsible for and the sole owner of any marketing authorization and clinical trial results for the hyaluronic acid gel products.

Impact of Settlement Agreements
In February 2021, we settled certain litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited, collectively Allergan, and Medytox, Inc. in the U.S. International Trade Commission related to Jeuveau® and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox, which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox Settlement Agreements.
In the first quarter of 2022, we made our second cash payment of $15.0 million, and in the first quarter of 2023, we completed our final cash payment of $5.0 million. Our remaining obligation is to pay Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States through September 16, 2032.
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
Additionally, Medytox, Inc. and Galderma S.A. have each submitted a Biologics License Application, or BLA, to the FDA for injectable botulinum toxin type A neurotoxins. If any one of these BLAs is approved, we expect the competition in the U.S. injectable botulinum toxin market to further increase. Most of our primary competitors are also approved to sell injectable botulinum toxin type A neurotoxins in Europe and other markets that we may enter.
Dermal Filler Market
Our Evolysse™ collection of injectable hyaluronic acid gels competes in the Dermal Filler market in the United States. The major competitive products in the United States are:
Hyaluronic Acid Based Dermal Fillers
•Juvéderm line of fillers, marketed by AbbVie.
•Restylane line of fillers, marketed by Galderma.
•Belotero line of fillers, marketed by Merz.
•RHA line of fillers, manufactured by Teoxane S.A. and marketed by Revance.
•Revanesse line of fillers, marketed by Prollenium Medical Technologies, Inc.
Non-Hyaluronic Acid Dermal Fillers
•Sculptra Aesthetic, marketed by Galderma.
•RADIESSE line of fillers, marketed by Merz.

A number of companies are currently developing hyaluronic acid gels for the United States market. Outside of the United States there are an even greater number of competitors with hyaluronic acid gel products available.
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
Seasonality
We have not observed significant seasonality in our net revenues in recent years. However, we are aware that sales of aesthetic neurotoxins and dermal fillers are historically subject to the impact of traditional seasonality in the medical aesthetic market, which generally experiences higher revenue in the second and fourth calendar quarters as compared to the first and third calendar quarters.
Government Regulation in the United States
We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our business has been, and will continue to be, subject to a variety of laws including the Federal Food Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or the PHS Act, among others. Biologics, such as our neurotoxin product, and medical devices, including our hyaluronic acid gel product candidates, are subject to regulation under the FFDCA and PHS Act.
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
Class II devices are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and the FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for Class II devices are accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the 510(k) requirements. Premarket notifications are subject to user fees, unless a specific exemption applies. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device, which is a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of a PMA application. In determining substantial equivalence, the FDA assesses whether the proposed device has the same intended use as the predicate device, and the same technological characteristics as the predicate device or different technological characteristics but the information submitted in the premarket notification demonstrates the device is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than the predicate device. The FDA may request additional information, including clinical data. Under the FFDCA, a manufacturer submits a premarket notification 90 days before introducing a device into interstate commerce, but the FDA’s review of the premarket notification can take significantly longer. If the FDA determines that the device is substantially equivalent to the predicate device(s), the subject device may be marketed. However, if the FDA makes a not substantially equivalent determination, then the device would be regulated as a Class III device, discussed below. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification that could significantly affect the device’s safety or effectiveness, a new premarket notification must be submitted to the FDA.

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
Other Regulation of the Healthcare Industry
While we do not currently have plans for our products to be covered by insurance or government reimbursement programs, if we were to offer reimbursable products, we could be subject to federal laws and regulations covering reimbursable products, such as the Anti-Kickback Statute, Stark Law and Physician Payment Sunshine Act. These laws that may affect our ability to operate include, but are not limited to:
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
•The Federal Physician Payments Sunshine Act, and its implementing regulations, which require that certain manufacturers of drugs, medical devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments or other transfers of value made or distributed to physicians, which is defined broadly to include other healthcare providers, teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and
•State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.
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
There are two types of MAs:
•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or

EMA. and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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
In respect of medical devices, since the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the Medicines and Healthcare products Regulatory Agency, or MHRA (the UK medicines and medical devices regulator) before being placed on the Great Britain market. The MHRA will only register devices where the manufacturer or their United Kingdom Responsible Person has a registered place of business in the United Kingdom. As of July 1, 2023, in Great Britain, all medical devices will require a UKCA (UK Conformity Assessed) mark. UCKA marking will, however, not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the United Kingdom, differ from those in the rest of the United Kingdom.
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
Human Capital Resources
As of December 31, 2024, we had 332 employees, all of whom were full-time in the United States, Canada and Europe, and 57% of our full-time employees were women. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have never experienced any work stoppage. We believe we have good relations with our employees.
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
Risks Related to Our Business and Strategy
We have incurred significant losses since our inception.
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse™. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net losses of $50.4 million and $61.7 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit as of December 31, 2024 of $609.4 million. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
Our products face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Both Jeuveau® and Evolysse™ compete within the medical aesthetics market. The medical aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Our products face, and we anticipate that our future products will face, significant competition from other facial aesthetic products, such as other injectable toxins and dermal fillers. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including AbbVie, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Within the dermal filler market we will also face large, experienced competitors such as AbbVie and Galderma. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the medical aesthetic market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
These competitors may also try to compete with our aesthetic products on price both directly, through rebates and promotional programs to high volume customers and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as hyaluronic acid gels that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant number of studies and publications that they could use to compete with us.
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
Our strategy of competing in the aesthetic neurotoxin market is dependent on the marketing and pricing flexibility that we believe is afforded to a company with a portfolio limited to cash-pay healthcare, comprised of products and procedures that are not reimbursed by third-party payors. In the event that regulations applicable to reimbursed products are changed to apply to cash-pay healthcare products, we would no longer have this flexibility and we may not be able to compete as effectively with our competitors which may have a material effect on our business, financial condition and results of operations. Additionally, as a result of the royalty payments that we are required to pay under the Medytox Settlement Agreements, we may not be able to discount Jeuveau® to the extent that we previously provided discounts to customers without impacting our gross profit margins. If we increase prices for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
In addition, competitors may develop new technologies within the medical aesthetic market that may be superior in safety and efficacy to our products or offer alternatives to the use of toxins or hyaluronic acid gels, including surgical and radio frequency techniques. To compete successfully in the medical aesthetic market, we will have to demonstrate that our products are at least as safe and effective as current products sold by our competitors. Our products also compete with other medical aesthetic products or non-urgent aesthetic services. For example, consumers have recently prioritized spending on weight loss drugs or other beauty products which may impact the amount of discretionary income they have to spend on our products. Competition in the medical aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
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
Jeuveau® or the Evolysse™ collection of hyaluronic acid gels may fail to gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau® and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ collection of hyaluronic acid gels, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
The degree and rate of practitioner adoption of Jeuveau®, Evolysse™, and any product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs, training of our customers and ability to overcome any biases aesthetic practitioners or consumers may have toward the use, safety and efficacy of existing products over our products. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than our current approved product offering allows.
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
With respect to consumer demand, the treatment with our products is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with our products for aesthetic indications may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and aesthetic practitioner recommendations of our products versus competitive products or procedures. Moreover, consumer demand may fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and our products in particular, changes in demographics and social trends, rising inflation and general consumer confidence and consumer discretionary spending, which may be impacted by economic and political conditions.
If Jeuveau®, Evolysse™, or any product candidates fails to achieve the broad degree of aesthetic practitioner adoption necessary for commercial success or the requisite consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
We are reliant on Symatese to achieve and maintain regulatory approval for the Evolysse™ product line in the United States and Europe. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for the Evolysse™ product line would negatively affect our ability to sell these products.
The FDA and European regulatory processes for medical devices such as Evolysse™ are complex, time-consuming and subject to numerous inherent risks. Before future products within the Evolysse™ collection can be marketed in the United States, Symatese must obtain regulator approval for the hyaluronic acid gels. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
We are substantially dependent on our relationship with Symatese for the regulatory approval process of the Evolysse™ hyaluronic acid gel product candidates. While we have agreed to share certain costs associated with the regulatory approval process to provide our experience to Symatese, Symatese is ultimately responsible for obtaining regulatory approval of the Evolysse™ product line. If Symatese encounters difficulties or delays in obtaining regulatory approvals for these products, our ability to commercialize and generate revenue from these products could be materially and adversely affected. As a result, our reliance on Symatese for the regulatory approval process exposes us to risks associated with Symatese’s ability to successfully navigate the complex regulatory landscape. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition, and results of operations.
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
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval and launch of our products in multiple markets. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell our products and for the continued clinical development of Evolysse™ and any additional product candidates we may choose to pursue. While we believe that we currently have adequate capital resources, which consist of cash and cash equivalents and cash generated from operations, to operate our business until our business generates profits and positive cash flow, this belief is based upon certain financial assumptions including net revenue, gross margin, working capital and expense assumptions. If these assumptions are incorrect, or if we experience other risks or uncertainties set forth in this Annual Report on Form 10-K, we may require additional capital to operate our business.
We expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing our products within and outside of the United States. We have also agreed to reimburse Symatese for certain clinical trial expenses related to the Evolysse™ Lip and Eye products in the United States and for certain regulatory filing fees in Europe. In the long term, our expenditures will include costs associated with the commercialization of our products, research and development, approval and commercialization of products and any of our future product candidates, including continued development of the Evolysse™ collection of hyaluronic acid gels, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling any products approved for sale. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell our products. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.

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
Effective February 18, 2021, we entered into the Medytox Settlement Agreements, under which we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox Settlement Agreements, including Jeuveau® in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation and related remedies, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox Actions, and (iii) releases of claims against us for the Medytox Actions. Under the agreement, we remain obligated to pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States until September 16, 2032. In addition, under the Medytox Settlement Agreements we made certain representations and warranties and agreed to certain customary positive and negative covenants.
In the event we fail to comply with the terms of the Medytox Settlement Agreements, subject to applicable cure periods, Medytox would have the ability to terminate the Medytox Settlement Agreements and thereby cancel the licenses granted to us and re-institute litigation against us. Any litigation may result in remedies against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, any of which would materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern.
Additionally, if Medytox fails to comply with the terms of the Medytox Settlement Agreements and comply with the covenants and agreements under the Medytox Settlement Agreements, it could materially and adversely affect our ability to generate revenue from Jeuveau®, to carry out our business, and to continue as a going concern. For example, as required by the Medytox Settlement Agreements, in February 2021 Medytox filed a document with the Korean court that its litigation with Daewoong would not affect our right to have Jeuveau® manufactured by Daewoong or exported to us. If Medytox were to breach the Medytox Settlement Agreements and rescind this filing and the Korean court issued a ruling against Daewoong, our supply of Jeuveau® could be hindered. We would also be required to engage in costly and time-consuming litigation in order to enforce our rights under the Medytox Settlement Agreements.
The terms of the Medytox Settlement Agreements will reduce our profitability until the royalty obligations expire, and may affect the extent of any discounts we may offer to our customers.
As a result of the royalty payments that we are required to pay under the Medytox Settlement Agreements, our profitability has and will be adversely impacted for the period that we are required to pay royalties. We may be able to offset a portion of the loss of profitability by decreasing any discount to customers on Jeuveau® as compared to discounts we provided to customers prior to the Medytox Settlement Agreements. If we reduce discounts for any customers, their volume of purchases may decrease which would have a material and adverse effect on our business and results of operations.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Because we do not expect our products to be reimbursed by any government or third-party payor, our products will continue to be paid for directly by the consumer. Demand for our products is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn, instability or crises affecting banks or other financial institutions, or inflation in consumer prices, as we are currently experiencing, could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for our products, or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, instability or crises affecting banks or other financial institutions, or political disruption or geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Additionally, changes in trade policies, including increased or proposed tariffs in the United States or retaliatory tariffs in response to such tariffs would cause in increase in our cost of goods related to our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.
In addition, our business strategy was developed based on a number of important assumptions about the cash-pay healthcare market. For example, we believe that the number of cash-pay healthcare procedures will increase in the future. However, these trends are uncertain and limited sources exist to obtain reliable market data. Therefore, sales of our products or any of our future product candidates could differ materially from our projections if our assumptions are incorrect.
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
Our ability to market our products is limited to their indicated uses, and if we want to expand the indications for which we market our products, we will need to obtain additional regulatory approvals, which will be expensive and may not be granted.
Each of our approved products have specific approved indications for use. The terms of the approvals for each of our products restrict our ability to market or advertise those products for other indications, which could limit aesthetic practitioner and consumer adoption. Under the FFDCA, we may generally only market products for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin and dermal filler products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, AbbVie, has obtained and plans to obtain additional indications for its neurotoxin and dermal filler products within medical aesthetics and, therefore, is able to market its product across a greater number of indications than Jeuveau® and Evolysse™. If we are unable to obtain approval for indications in addition to our approved indications, our marketing efforts for Jeuveau® and Evolysse™ will be severely limited. As a result, we may not generate aesthetic practitioner and consumer demand or approval our products.
We rely on our digital technology and applications and our business and operations could suffer in the event of information system failures or a cybersecurity incident.
We are reliant on our digital technology, including our Evolus Practice App, which allows customers to open a new account, order products, pay invoices and engage with our customer experience team and medical affairs representatives. In the event that our digital technology is unable to function in the manner it was designed or at all, we would experience difficulty processing customer orders and requests in a timely manner or at all which would have a material adverse effect on our business, results of operations and financial condition.
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
Despite the implementation of security measures, our internal computer systems, including our information systems, and those of third parties on which we rely, are vulnerable to disruption or damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cybersecurity incidents, insider threats, persons who access our information systems in an unauthorized manner, or inadvertent misconfiguration of our systems. The risk of a security incident or system disruption, particularly through cybersecurity incidents, including by computer hackers, foreign governments and cybercriminals, has generally increased as the number, intensity and sophistication of attempted attacks, including through the use of emerging technologies, such as artificial intelligence, and intrusions from around the world have increased. While none of the cybersecurity incidents that we have experienced to date have had a material adverse impact on our business, financial condition or operations, future interruptions in our operations caused by such an event could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government files or penalties and other harm to our business and our competitive position. Interruptions in our operations caused by such an event could also result in a material disruption in our relationship with our customers. For example, if our

Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cybersecurity incidents and other related security incidents.

Failure to comply with confidentiality and data privacy obligations could have a material adverse effect on our business.

As part of our normal operations, we collect, process, transmit and, where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. As a result, we are subject to various international, federal and state privacy and security laws, including the General Data Protection Regulation, or GDPR, the HIPPA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of personally identifiable information, or PII. For example, the California Consumer Privacy Act, among other things, has created new individual privacy rights and imposes increased obligations on companies handling PII. We also rely on third parties to host or otherwise process some of the data we collect, process and store. In some instances, these third parties have experienced failures to protect data privacy. If we or these third parties experience a security incident that affects our information systems or results in the unauthorized access to financial information, PII, customer information or data, including credit card transaction data or other sensitive information, our reputation could be materially damaged. Our failure, or the failure of third parties, to protect PII or other sensitive information or our failure to comply with such data privacy and security laws, could expose us to litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition

Jeuveau® or any other product candidate for which we seek approval as a biologic may face competition sooner than anticipated.
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or the BPCI Act, as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The FDA has licensed multiple biosimilar products under the BCPI Act.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about regulated products, such as Jeuveau® and Evolysse™. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Customers could use our products on their patients in a manner that is inconsistent with the approved label, potentially including for the treatment of other aesthetic or therapeutic indications. Additionally, we maintain relationships with social media and celebrity influencers as part of our marketing strategy. Our use of social media and influencers for promotion and marketing of our products may increase the risk that such materials could contain problematic product or marketing claims in violation of applicable FDA regulations. For example, in recent years, the FDA has issued multiple untitled letters related to false or misleading promotion by influencers and/or using social media. Although we contract with and monitor our influencers’ posts on social media, they may fail to comply with our content-related requirements.

If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the EMA, and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to the FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
Customers may also misuse Jeuveau®, Evolysse™, or any future product we offer or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If Jeuveau®, Evolysse™, or any future product we offer are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of Jeuveau®, Evolysse™, or any future product we offer for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among customers and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including regulatory authorities withdrawing approval or limiting the marketing of our products, requiring a recall of the product, requiring additional warnings on our product labeling or medication guides or instituting REMS. In order to mitigate these risks, regulatory authorities may require additional costly clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As a result of any of these actions our sales of the product may decrease significantly, we may be required to expend material amounts to comply with any requirements of the regulatory authorities, we could be sued in a product liability lawsuit and held liable for harm caused to patients, and our brand and reputation may suffer.
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
Although most of our effort is focused on the commercialization of Jeuveau® and Evolysse™ , a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the cash-pay aesthetic market. Our competitors are currently able to bundle multiple aesthetic products to provide a more comprehensive offering than we can. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising aesthetic product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
We may need to increase the size of our organization, including our sales and marketing capabilities, in order to further market and sell our products and we may experience difficulties in managing this growth.
As of December 31, 2024, we had 332 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
If we fail to attract and keep senior management and key personnel, we may be unable to market and sell our products successfully, or any future products we develop.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our Board of Directors, Sandra Beaver, our Chief Financial Officer, Rui Avelar, our Chief Medical Officer and Head of Research and Development, and Tomoko Yamagishi-Dressler, our Chief Marketing Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau®, Evolysse™, or any future products we develop.
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
Our strategy is to focus exclusively on the cash-pay healthcare market. This focus may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we have chosen not to offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for Jeuveau® and Evolysse™.
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
We have incurred substantial losses during our history and we may never achieve profitability. We have generated taxable losses and unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, and Section 163(j) interest expense carryforwards, to offset its post-change income may be limited. As of December 31, 2024, we had $315.2 million of federal NOLs, $38.9 million of foreign NOLs, and $232.0 million of state NOLs available to offset our future taxable income, if any. Additionally, we had federal and California research and development credit carryforwards of $2.9 million each, as well as $34.7 million in federal Section 163(j) interest expense carryforwards as of December 31, 2024. These tax attributes, such as NOLs, and research and development tax credit carryforwards are set to expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, which could restrict our ability to utilize our pre-change NOLs , research and development credit, and Section 163(j) interest expense carryforwards for offsetting U.S. federal taxable income, potentially leading to increased future tax liability. In addition, there may be periods during which the use of tax attributes is suspended or otherwise limited, which could accelerate or permanently increase taxes owed.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.
The Pharmakon Term Loans (as defined below) have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness (even though the amount borrowed remains the same) and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes and materially and adversely affect our profitability, cash flows and results of operations.
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
We purchase our products from our licensors, Daewoong and Symatese. Pursuant to our agreements with our licensors, we are obligated to submit forecasts of anticipated product orders and may, from time to time, submit purchase orders on the basis of these forecasting requirements. For a variety of reasons we may not be able to accurately predict future demand. In addition, we expect our licensors to manufacture our products for other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and our licensors may be unable to meet our increased demand. In addition, our products have fixed future expiration dates. If we overestimate demand for our products, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. If we underestimate requirements for our products, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
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
Third parties may assert that we or any of our current or future licensors, including Daewoong or Symatese, are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of Jeuveau® or any future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our products or any future product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of our products or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of our products and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. For example, prior to entering into the Medytox Settlement Agreements, we were a defendant in a lawsuit brought by Medytox in the Superior Court of the State of California, or the Medytox Litigation, and a respondent in an action filed by Allergan and Medytox in the ITC Action, each alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with

Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Both the Medytox Litigation and ITC Action diverted the attention of our senior management and were costly, in terms of legal costs and the ultimate payments and royalties to be paid under the Medytox Settlement Agreements.
Additionally, we are aware that multiple entrants into the hyaluronic acid gel market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their hyaluronic acid gel products. As the importer of record and commercial distributor of Evolysse™, we may be required to defend these cases, which may result in increased legal costs and royalty costs.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products, such as our neurotoxin product, and medical devices, such as our hyaluronic acid gel product candidates, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:
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
•general requirements intended to address risks associated with a class of drugs, such as a new REMS requirement for neurotoxins, hyaluronic acid gels or other aesthetic products;
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
Jeuveau® and Evolysse™ and any other regulated products we may offer are subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.

Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice, or GCP, requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
If we fail to obtain regulatory approvals in foreign jurisdictions for our products or any future product candidates, we will be unable to market our products outside of the United States.
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
Our products or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.
Some participants in our clinical trials have reported adverse events after being treated with our products. If we are successful in commercializing our products or any other product candidate the FDA and other regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events that we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA, the EMA or other similar regulatory authorities could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.
We may in the future be subject to various U.S. federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims and fraud laws, and any violations by us of such laws could result in fines or other penalties.
While we do not expect that our products will subject us to the various U.S. federal and most state laws intended to prevent health care fraud and abuse, we may in the future become subject to such laws. The Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.
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
From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. Such changes could, among other things, require changes to manufacturing or marketing methods, changes to product labeling or promotional materials, recall, replacement, or discontinuance of one or more of our products; and additional recordkeeping. Additionally, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition and results of operations.

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, or Loper, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our current or future operations, including those issued by the FDA and CMS. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
Securities class action and derivative lawsuits have been filed against us and certain of our officers and directors, which could result in substantial costs and could divert management attention.
As disclosed in Part I, Item 3 “Legal Proceedings,” we and certain of our officers were previously named as defendants in a securities class action lawsuit and we are a nominal defendant in derivative lawsuits filed against certain of our officers and directors. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We may also be the target of this type of litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to securities act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the year ended December 31, 2024 has ranged from a low of $9.99 to a high of $17.49. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•adverse developments affecting our compliance with the Medytox Settlement Agreements;
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
•sales of substantial amounts of our stock by significant stockholders or our insiders, or the expectation that such sales might occur;
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
•economic conditions in the markets in which we operate and ongoing geopolitical conflicts; and
•other factors described in this “Risk Factors” section.
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
Future sales of our common stock by us or the perception that such sales may occur, could depress the market price of our common stock.
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
To date, we do not believe that our business, including our business strategy,, results of operations, or financial condition have been materially affected, or are reasonably likely to be materially affected, as a result of identified cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents that we are aware of. However, we cannot provide assurance that we will not be materially affected in the future by such risks or any future cybersecurity incidents. For more information on our cybersecurity-related risks, please refer to the risk factor titled “We rely on our digital technology and applications and our business and operations could suffer in the event of information system failures or a cybersecurity incident” in Part I, Item 1A of this Report.
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
Item 2.    Properties.
Our corporate headquarters is located at 520 Newport Center Drive, Suite 1200, Newport Beach, CA 92660, in a facility that we lease, encompassing approximately 17,758 square feet of space. On July 27, 2023, we entered into an amendment to the existing lease agreement for our corporate headquarters for additional office space of approximately 8,333 square feet of space. On October 16, 2024, we entered into the Second Amendment to the Lease Agreement (the “Second Lease Amendment”) to lease additional office space for our corporate headquarters. The lease term for the Second Lease Amendment is expected to commence in the second half of 2025. The lease agreement expires on January 31, 2030. With the additional office space, we believe our facilities are sufficient for our current needs. When our lease expires, we may exercise our renewal option or look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.
Item 3.     Legal Proceedings.
Securities Class Action Lawsuit
On October 16 and 28, 2020, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of New York by Evolus shareholders Armin Malakouti and Clinton Cox, respectively, naming us and certain of our officers as defendants. The complaints assert violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts related to our acquisition of the right to sell Jeuveau®, the complaint against us filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert a putative class period of February 1, 2019 to July 6, 2020. The court consolidated the actions on November 13, 2020, under the caption In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG), which we refer to as the Securities Class Action. On September 17, 2021, the court appointed a lead plaintiff and lead counsel. On November 17, 2021, the lead plaintiff filed an amended class action complaint against us, three of our officers, and Alphaeon Corporation, our former majority shareholder. On January 18, 2022, we and the officer defendants served a motion to dismiss the amended complaint. On February 10, 2022, Alphaeon Corporation served its motion to dismiss the amended complaint. Both motions were fully briefed on June 16, 2022.
On September 26, 2024, the court granted our motion to dismiss the amended complaint and on October 18, 2024, the court entered final judgment in favor of us, which the Plaintiffs did not appeal. Accordingly, the Securities Class Action is now concluded.
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of our officers and directors as defendants. The complaints alleged substantially similar facts as those in the Securities Class Action and assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, which we refer to as the Derivative Complaint, and adjourned defendants’ time to move, answer or otherwise respond to the complaints. On September 20, 2021, the court so-ordered the parties’ stipulated stay of the consolidated derivative suit pending the court’s decision on the defendants’ motion to dismiss the Securities Class Action.
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
Books and Records Demand
On March 5, 2021, we received a letter from a putative stockholder demanding inspection of specified categories of our books and records under Section 220 of the Delaware General Corporations Law. We were subsequently informed that the stockholder sold his shares of our common stock. On October 13, 2021, we received a substantially similar demand to inspect specified categories of our books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the Securities Class Action and Derivative Complaint described above. We responded to the demand in December 2021. The outcome of this matter is uncertain at this point. Based on information available to us at present, management cannot reasonably estimate a range of loss with respect to this matter.
Other Legal Matters
In addition to the legal proceedings set forth above, from time to time, we may be subject to other legal proceedings and claims in the ordinary course of business.

Item 4.    Mine Safety Disclosures.
Not applicable.

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed and traded on the Nasdaq Stock Market under the symbol “EOLS” since February 12, 2018.
Holders of Record
As of February 28, 2025, we had approximately 24 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

225
200
175
150
125
100
75
50
25
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Evolus
Nasdaq Composite Index
Nasdaq Biotechnology Index

This graph shows a comparison of the cumulative total return on our common stock, The Nasdaq Composite Index, and The Nasdaq Biotechnology Index for the five years ended December 31, 2024. The graph assumes that $100 was invested at the market close on the last trading day for the year ended December 31, 2019 in each investment and assumes the reinvestment of any dividends. The stock price performance on the graph is not necessarily indicative of future stock price performance.

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Evolus	$100.00	$27.61	$53.49	$61.71	$86.52	$90.71
Nasdaq Composite Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
Nasdaq Biotechnology Index	$100.00	$125.69	$124.89	$111.27	$115.42	$113.84

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
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products in the cash-pay aesthetic market. Our first product, Jeuveau® (prabotulinumtoxinA-xvfs), is currently sold in the United States, Canada, certain European countries and Australia. We have commercial launch plans in additional countries which we expect to implement in the next few years. We are also actively pursuing the commercialization and further regulatory approvals of Evolysse™, a collection of injectable hyaluronic acid gels that includes mid face, nasolabial folds, lips and eyes. In October 2024, regulatory approval was received in the European Union for four products in the Evolysse™ line: Evolysse™ Form, Evolysse™ Smooth, Evolysse™ Sculpt and Evolysse™ Lips. In February 2025, we received approval from the U.S. Food and Drug Administration, or the FDA, for Evolysse™ Form and Evolysse™ Smooth injectable hyaluronic acid gels for wrinkles and folds, such as nasolabial folds. We anticipate launching Evolysse™ Form and Evolysse™ Smooth in the United States in the second quarter of 2025. We also anticipate launching all four approved Evolysse™ products in Europe in the second half of 2025.
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
Market Trends and Uncertainties
The global economy, including the financial and credit markets, has recently experienced volatility and disruptions, increases in inflation rates, rising interest rates, new and threatened tariffs, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We expect elevated levels of cost inflation to continue, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation on our financial condition, results of operations or cash flows in the future.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2024	2023	Change	% Change
Revenue:
Product revenue, net	$264.3	$199.7	$64.6	32%
Service revenue	2.0	2.4	(0.4)	(17)%
Total net revenues	266.3	202.1	64.2	32%
Cost of goods sold	84.0	64.5	19.5	30%
Gross profit	182.3	137.6	44.7	32%
Operating expenses:
Selling, general and administrative	198.0	164.9	33.1	20%
Research and development	9.2	6.6	2.6	39%
In-process research and development	—	8.9	(8.9)	(100)%
Revaluation of contingent royalty obligation payable to Evolus Founders	7.2	4.3	2.9	67%
Depreciation and amortization	2.3	2.2	0.1	5%
Total operating expenses	216.7	186.8	29.9	16%
Loss from operations	(34.4)	(49.2)	14.8	(30)%
Non-operating expense, net	(15.3)	(12.3)	(3.0)	24%
Loss before income taxes:	(49.7)	(61.5)	11.8	(19)%
Income tax expense	0.7	0.2	0.5	250%
Net loss	$(50.4)	$(61.7)	$11.3	(18)%
Unrealized loss, net of tax	(0.5)	(0.1)	(0.4)	400%
Comprehensive loss	$(50.9)	$(61.8)	$10.9	(18)%
The following table summarizes our gross profit margin for the periods indicated:

	Year Ended December 31,
(in millions)	2024	2023	Change	% Change
Total net revenues	$266.3	$202.1	$64.2	32%
Cost of goods sold	84.0	64.5	19.5	30%
Gross profit	$182.3	$137.6	$44.7	33%
Gross profit margin	68%	68%
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
Net revenues of Jeuveau® sales increased by $64.2 million, or 32%, to $266.3 million for the year ended December 31, 2024 from $202.1 million for the year ended December 31, 2023, primarily due to higher sales volumes. Net revenues during the year ended December 31, 2024 and 2023 consisted of $2.0 million and $2.4 million of service revenue, respectively, from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market as well as the success of the commercial launch of EvolysseTM Form and EvolysseTM Smooth products in the United States and the

EvolysseTM hyaluronic acid gel product collection in Europe, and on regulatory approval for the EvolysseTM Sculpt, and Lips products in the United States.

Cost of Goods Sold
Cost of goods sold, primarily consisted of the cost of inventory purchased from Daewoong and amortization of intangible asset distribution right. In addition, cost of goods sold includes certain royalties on the sale of Jeuveau® payable to Medytox related to the Medytox Settlement Agreements. Our royalty obligations to Medytox are a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Cost of goods sold, increased by $19.5 million, or 30%, to $84.0 million for the year ended December 31, 2024 from $64.5 million from the year ended December 31, 2023 primarily due to higher sales volume. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues until the expiration of our Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 68% and 68% for the years ended December 31, 2024 and 2023, respectively. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $33.1 million, or 20%, to $198.0 million for the year ended December 31, 2024 from $164.9 million for the year ended December 31, 2023, primarily resulting from increasing personnel costs and related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $2.6 million, or 39%, to $9.2 million for the year ended December 31, 2024 from $6.6 million for the year ended December 31, 2023. The increase was primarily attributable to increasing our clinical operations and research and development expenses related to EvolysseTM. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.

In-process Research and Development
For the twelve months ended December 31, 2023, we recorded $8.9 million of in-process research and development expense in connection with the Symatese agreements. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the founders of Evolus, or Evolus Founders, is recorded in operating expenses in each reporting period. During the years ended December 31, 2024 and 2023, the revaluation charges of $7.2 million and $4.3 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.1 million, or 5%, to $2.3 million for the year ended December 31, 2024 from $2.2 million for the year ended December 31, 2023, primarily due to an increase in amortization of internal-use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $3.0 million, or 24%, to $15.3 million for the year ended December 31, 2024 from $12.3 million for the year ended December 31, 2023, primarily due to interest expense on the Pharmakon Term Loans which increased due to higher average outstanding borrowings during the year ended December 31, 2024. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with the market.
Income Taxes Expense
There was minimal income tax expense for the years ended December 31, 2024 and 2023.
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in millions)	2023	2022	Change	% Change
Revenue:
Product revenue, net	$199.7	$146.6	$53.1	36%
Service revenue	2.4	2.0	0.4	20%
Total net revenues	202.1	148.6	53.5	36%
Cost of goods sold	64.5	58.8	5.7	10%
Gross profit	137.6	89.8	47.8	53%
Operating expenses:
Selling, general and administrative	164.9	141.8	23.1	16%
Research and development	6.6	4.7	1.9	40%
In-process research and development	8.9	2.0	6.9	345%
Revaluation of contingent royalty obligation payable to Evolus Founders	4.3	5.8	(1.5)	(26)%
Depreciation and amortization	2.2	0.8	1.4	175%
Total operating expenses	186.8	155.1	31.7	20%
Loss from operations	(49.2)	(65.3)	16.1	(25)%
Non-operating expense, net	(12.3)	(9.0)	(3.3)	37%
Loss before income taxes:	(61.5)	(74.3)	12.8	(17)%
Income tax expense	0.2	0.1	0.1	100%
Net loss	$(61.7)	$(74.4)	$12.7	(17)%
Unrealized loss, net of tax	(0.1)	(0.3)	0.2	(67)%
Comprehensive loss	$(61.8)	$(74.7)	$12.9	(17)%
The following table summarizes our gross profit margin for the periods indicated:

	Year Ended December 31,
(in millions)	2023	2022	Change	% Change
Total net revenues	$202.1	$148.6	$53.5	36%
Cost of goods sold	64.5	58.8	5.7	10%
Gross profit	$137.6	$89.8	$47.8	53%
Gross profit margin	68%	60%
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
Net revenues of Jeuveau® sales increased by $53.5 million, or 36%, to $202.1 million for the year ended December 31, 2023 from $148.6 million for the year ended December 31, 2022, primarily due to higher sales volumes. Net revenues during the years ended December 31, 2023 and 2022 consisted of $2.4 million and $2.0 million of service revenue, respectively, from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market as well as on regulatory approval for the EvolysseTM hyaluronic acid gel product line in the United States and Europe by Symatese.
Cost of Goods Sold
Cost of goods sold, primarily consisted of the cost of inventory purchased from Daewoong and amortization of intangible asset distribution right. In addition, during the period from December 2020 to September 2022, cost of goods sold also included certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox Settlement Agreements, partially offset by reimbursement receivable from Daewoong pursuant to the Daewoong Arrangement with respect to such royalties. Our royalty obligations to Allergan concluded on September 16, 2022, and beginning on September 17, 2022, our royalty obligations to Medytox were reduced to a mid-single digit percentage of net revenue through the expiration of our Medytox royalty obligation in September 2032.
Cost of goods sold, increased by $5.7 million, or 10%, to $64.5 million for the year ended December 31, 2023 from $58.8 million from the year ended December 31, 2022 primarily due to higher sales volume, offset by reduced royalty obligations to Medytox. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues until the expiration of our Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 68% and 60% for the years ended December 31, 2023 and 2022, respectively. Our gross profit margin was impacted negatively and materially through September 2022, by our payments under the Medytox Settlement Agreements. Our gross profit margin has been and will continue to be negatively impacted to a lesser extent from September 2022 to September 2032 as we pay royalty obligations to Medytox at a mid-single digit percentage of net revenue. We also anticipate our gross profit margin will fluctuate as we implement various marketing programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $23.1 million, or 16%, to $164.9 million for the year ended December 31, 2023 from $141.8 million for the year ended December 31, 2022, primarily resulting from increasing personnel costs and related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $1.9 million, or 40%, to $6.6 million for the year ended December 31, 2023 from $4.7 million for the year ended December 31, 2022. The increase was primarily attributable to increasing our clinical operations and research and development expenses related to EvolysseTM. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions.
In-process Research and Development
In-process research and development increased by $6.9 million, or 345%, to $8.9 million for the year ended December 31, 2023 from $2.0 million for the year ended December 31, 2022. In 2022, we recorded an upfront payment of $2.0 million in connection with the License and Research Collaboration Agreement (the “Collaboration Agreement”) we entered into with a 3D printing company with biomaterial capabilities. In 2023, we recorded the upfront payment of $4.4 million and the issuance of shares of $4.4 million in connection with the Symatese U.S. Agreement and Symatese Europe Agreement, respectively. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

Depreciation and Amortization
Depreciation and amortization increased by $1.4 million, or 175%, to $2.2 million for the year ended December 31, 2023 from $0.8 million for the year ended December 31, 2022, primarily due to an increase in amortization of internal-use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, increased by $3.3 million, or 37%, to $12.3 million for the year ended December 31, 2023 from $9.0 million for the year ended December 31, 2022, primarily due the advancement of the $50.0 million second tranche of the Pharmakon Term Loans in 2023. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with the market.
Income Taxes Expense
There was minimal income tax expense for the years ended December 31, 2023 and 2022.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $87.0 million, positive working capital of $88.4 million and stockholders’ equity of $5.5 million.
We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $609.4 million as of December 31, 2024 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $50.4 million and $61.7 million in the years ended December 31, 2024 and 2023, respectively. We had a loss from operations of $34.4 million and $49.2 million in the years ended December 31, 2024 and 2023, respectively. We used net cash of $18.0 million and $34.0 million in operating activities for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia, pursue regulatory approvals in other jurisdictions and ready for commercial launch of the Evolysse™ Form, Smooth, Sculpt and Eye hyaluronic acid gel product line.
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
Follow-On Offering

In March 2024, we completed a follow-on offering and issued 3,554,000 shares of our common stock, at a price to the public of $14.07 per share. We received net proceeds of $46.8 million from the offering, after deducting underwriting discounts and commissions and other offering expenses. In addition, we granted the underwriters an option, exercisable for 30 days, to purchase up to 533,100 additional shares of common stock (the “option shares”) at the purchase price, which the underwriters exercised in April 2024 with respect to 318,100 of the allotted option shares. The net proceeds to us from the sale of the option shares, after deducting the underwriters’ discounts and commissions, was $4.2 million.

“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. We have not sold any shares under the ATM Sales Agreement. See Note 10. Stockholders’ Equity for additional information.
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
As of December 31, 2024 and 2023, we recorded an aggregate balance of $44.8 million and $45.0 million, respectively, on our consolidated balance sheet for the future royalty payment obligation to Evolus Founders.
Litigation Settlement
On February 18, 2021, upon entering into the Medytox Settlement Agreements, we agreed to pay to Allergan and Medytox $35.0 million in multiple payments over two years, of which we paid the first payment of $15.0 million in the third quarter of 2021, the second payment of $15.0 million in the first quarter of 2022, and the final payment of $5.0 million in the first quarter of 2023. We also issued 6,762,652 shares of common stock to Medytox. In addition, during the period from December 16, 2020 through September 16, 2022, we agreed to pay to Allergan and Medytox royalties on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States, and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. During the period from September 17, 2022 to September 16, 2032, we agreed to pay to Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly.
Daewoong Agreement
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
Operating Leases
Our corporate headquarters in Newport Beach, California is under a non-cancelable operating lease, which expires on January 31, 2030 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on each February 1 anniversary. On October 16, 2024, the Company entered into the Second Amendment to the Lease Agreement (the “Second Lease Amendment”) to lease additional office space for its corporate headquarters and the lease is expected to commence on or around the second half of 2025.
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
Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® and Evolysse™ in the markets in which they are launched;
•the timing of regulatory approval for the additional Evolysse™ products in the United States and Europe by Symatese and our ability to successfully commercialize these products;
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
•the timing and amounts of the royalty and other payments payable in connection with the Medytox Settlement Agreements;
•the amounts of the royalty payable to the Evolus Founders;
•the cost of commercialization activities for Jeuveau®, the Evolysse™ hyaluronic acid gel product line or any future product candidates that are approved or cleared for sale, including marketing, sales and distribution costs;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(in millions)
Net cash provided by (used in):
Operating activities	$(18.0)	$(34.0)	$(84.9)
Investing activities	(4.8)	(1.6)	(2.9)
Financing activities	47.4	44.6	(4.1)
Effect of exchange rates on cash and cash equivalents	(0.5)	(0.1)	(0.3)
Change in cash and cash equivalents	24.1	8.9	(92.3)
Cash and cash equivalents, beginning of period	62.8	53.9	146.3
Cash and cash equivalents, end of period	$87.0	$62.8	$53.9
Operating Activities
For the year ended December 31, 2024, operating activities used $18.0 million of cash, which primarily resulted from our net loss of $50.4 million. Net operating assets and liabilities changed by $6.6 million, primarily driven by timing of collections from customers, payments to vendors, and the timing of inventory purchases from our supplier. Operating activities also includes adjustments for certain non-cash charges including $22.3 million of stock-based compensation expense, $2.4 million of provision of allowance for doubtful accounts, $1.1 million of amortization of debt discount and issuance costs, $5.3 million of depreciation and amortization, and $7.2 million in revaluation of our contingent royalty obligation.
For the year ended December 31, 2023, operating activities used $34.0 million of cash, which primarily resulted from our net loss of $61.7 million. Net operating assets and liabilities changed by $5.9 million, primarily driven by timing of receipts from customers and payments to vendors and the second cash litigation settlement payment of $5.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $16.5 million of stock-based compensation expense, $4.3 million in revaluation of our contingent royalty obligation, $1.4 million of provision of allowance for doubtful accounts, $1.1 million of amortization of debt discount and issuance costs and $5.1 million of depreciation and amortization and $4.4 million of in-process research and development expense.

For the year ended December 31, 2022, operating activities used $84.9 million of cash, which primarily resulted from our net loss of $74.4 million. Net operating assets and liabilities changed by $34.3 million, primarily driven by timing of receipts from customers and payments to vendors and second cash litigation settlement payment of $15.0 million to Medytox and Allergan. Operating activities also includes adjustments for certain non-cash charges including $10.8 million of stock-based compensation expense, $5.8 million in revaluation of our contingent royalty obligation, $1.6 million of provision of allowance for doubtful accounts, $1.1 million of amortization of debt discount and issuance costs and $3.7 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $4.8 million for the year ended December 31, 2024, compared to $1.6 million for the year ended December 31, 2023. For the year ended December 31, 2024, cash used in investing activities driven by the purchase of property, plant, and equipment and additions to capitalized software.
Cash used in investing activities was $1.6 million for the year ended December 31, 2023, compared to $2.9 million for the year ended December 31, 2022. For the year ended December 31, 2023, cash used in investing activities driven by the purchase of property, plant, and equipment and additions to capitalized software.
Financing Activities
Cash provided by financing activities was $47.4 million for the year ended December 31, 2024, compared to $44.6 million of cash provided by financing activities for the year ended December 31, 2023. For the year ended December 31, 2024, cash provided by financing activities primarily resulted from $51.2 million net proceeds from the follow-up equity offering, net of discounts.
Cash provided by financing activities was $44.6 million for the year ended December 31, 2023, compared to $4.1 million of cash used in financing activities for the year ended December 31, 2022. For the year ended December 31, 2023, cash provided by financing activities primarily resulted from $50.0 million net proceeds from drawing on the second tranche of the Pharmakon Term Loans as described above.
Indebtedness
See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our Pharmakon Term Loans.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $40.6 million, with $16.8 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 milestone payments under the Symatese U.S. Agreement consisting of €1.6 million in June 2025, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to three of the hyaluronic acid gel products gaining approval prior to that date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of: €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the earlier of the third anniversary of certain regulatory approvals or following a year in which we achieves €25 million in revenue in Europe for the hyaluronic acid gel products, and (vii) obligations under operating leases related to our office space which are described in more detail in Note 8. Operating Leases in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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
While our significant accounting policies are more fully described in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
We generate product revenue from the sale of Jeuveau® in the United States, Europe, and Australia and service revenue from the sale of Jeuveau® through a distribution partner in Canada. For product revenue, we recognize revenue when control of Jeuveau® is transferred to a customer upon receipt. For service revenue, we are determined to be the agent in the distribution of Jeuveau® in Canada and record the sale as service revenue on a net basis.
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
Contingent Royalty Obligation to the Evolus Founders
We determine the fair value of the contingent royalty obligation payable to the Evolus Founders based on significant unobservable inputs using a discounted cash flows method. Changes in the fair value of this contingent royalty obligation are determined each period end and recorded in operating expenses in the consolidated statements of operations and comprehensive loss and in the current and non-current liabilities in the consolidated balance sheets. The significant unobservable input assumptions that can significantly change the fair value includes (i) projected net revenues during the payment period, (ii) the discount rate and (iii) the timing of payments. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported on the consolidated balance sheet.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements that apply to us in Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements in Part II, Item 8 of this Annual Report on Form 10-K.

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
We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate for the Pharmakon Term Loans. As of December 31, 2024, we had $121.5 million outstanding on the term loan. We estimate that a 1% increase or decrease in underlying interest rates as of December 31, 2024 would not have a material impact on annual interest expense.
Foreign Exchange
Our operations are primarily conducted in the U.S. dollar. Exchange rate fluctuations may affect the costs that we incur in our operations. We conduct operations in foreign countries and are mainly exposed to fluctuations in the British pound and the EU euro. Transactional exposure arises when transactions occur in currencies other than the U.S. dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2024, 2023, and 2022, are included in other expenses in the consolidated statement of operations and comprehensive loss.

Item 8.      Consolidated Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolus, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2025 expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s contingent royalty obligation process. For example, we tested controls over management’s development of the above-described assumption used in the contingent royalty obligation.

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
Irvine, California

March 4, 2025

Evolus, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$86,952	$62,838
Accounts receivable, net	47,682	30,529
Inventories	12,158	10,998
Prepaid expenses	3,349	5,700
Other current assets	1,201	2,356
Total current assets	151,342	112,421
Property and equipment, net	3,222	2,087
Operating lease right-of-use assets	7,185	5,763
Intangible assets, net	48,754	47,110
Goodwill	21,208	21,208
Other assets	858	409
Total assets	$232,569	$188,998
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$9,236	$4,271
Accrued expenses	40,791	33,813
Operating lease liabilities	1,718	1,377
Contingent royalty obligation payable to Evolus Founders	11,215	8,830
Total current liabilities	62,960	48,291
Operating lease liabilities	6,755	4,810
Contingent royalty obligation payable to Evolus Founders	33,550	36,200
Term loan, net of discount and issuance costs	121,506	120,359
Contingent milestone payment	2,270	—
Deferred tax liability	6	27
Total liabilities	$227,047	$209,687
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 63,497,548 and 57,820,621 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	615,825	538,716
Accumulated other comprehensive loss	(905)	(427)
Accumulated deficit	(609,399)	(558,979)
Total stockholders’ equity (deficit)	5,522	(20,689)
Total liabilities and stockholders’ equity (deficit)	$232,569	$188,998
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Product revenue, net	$264,306	$199,721	$146,592
Service revenue	1,968	2,364	2,024
Total net revenues	266,274	202,085	148,616
Cost of goods sold	83,970	64,514	58,842
Gross profit	182,304	137,571	89,774
Operating expenses:
Selling, general and administrative	198,025	164,944	141,840
Research and development	9,172	6,556	4,742
In-process research and development	—	8,869	2,000
Revaluation of contingent royalty obligation payable to Evolus Founders	7,176	4,257	5,755
Depreciation and amortization	2,342	2,178	767
Total operating expenses	216,715	186,804	155,104
Loss from operations	(34,411)	(49,233)	(65,330)
Other income (expense):
Interest income	3,263	860	119
Interest expense	(18,735)	(13,832)	(9,097)
Other income (expense), net	127	696	(9)
Loss before income taxes:	(49,756)	(61,509)	(74,317)
Income tax expense	664	176	95
Net loss	$(50,420)	$(61,685)	$(74,412)
Other comprehensive loss:
Unrealized loss, net of tax	(478)	(90)	(337)
Comprehensive loss	$(50,898)	$(61,775)	$(74,749)
Net loss per share, basic and diluted	$(0.81)	$(1.08)	$(1.33)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	62,016,853	56,918,721	56,065,297
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2021	55,576,988	$1	$504,757	$—	$(422,882)	$81,876
Issuance of common stock in connection with the incentive equity plan	683,582	—	539	—	—	539
Stock-based compensation expense	—	—	10,833	—	—	10,833
Net loss	—	—	—	—	(74,412)	(74,412)
Other comprehensive loss	—	—	—	(337)	—	(337)
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	950,051	—	224	—	—	224
Issuance of common stock in connection with Symatese Europe Agreement	610,000	—	5,905	—	—	5,905
Stock-based compensation	—	—	16,458	—	—	16,458
Net loss	—	—	—	—	(61,685)	(61,685)
Other comprehensive loss	—	—	—	(90)	—	(90)
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock in connection with the incentive equity plan	1,804,827	—	3,892	—	—	3,892
Issuance of common stock upon follow-on offering, net of issuance costs	3,872,100	—	50,963	—	—	50,963
Stock-based compensation	—	—	22,254	—	—	22,254
Net loss	—	—	—	—	(50,420)	(50,420)
Other comprehensive loss	—	—	—	(478)	—	(478)
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(50,420)	$(61,685)	$(74,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,297	5,133	3,722
Stock-based compensation	22,254	16,458	10,833
Provision for bad debts	2,449	1,440	1,598
Amortization of operating lease right-of-use assets	723	734	775
Amortization of debt discount and issuance costs	1,147	1,116	1,086
Deferred income taxes	(21)	5	(18)
Revaluation of contingent royalty obligation to Evolus Founders	7,176	4,257	5,755
Non-cash in-process research and development expense	—	4,429	—
Changes in assets and liabilities:
Inventories	3,252	4,193	(10,688)
Accounts receivable	(19,602)	(9,521)	(9,389)
Prepaid expenses	2,351	(1,798)	1,180
Other assets	706	(864)	4,854
Accounts payable	391	(1,017)	968
Accrued expenses	7,014	9,019	(5,199)
Accrued litigation settlement	—	(5,000)	(15,000)
Operating lease liabilities	(716)	(907)	(977)
Net cash used in operating activities	(17,999)	(34,008)	(84,912)
Cash flows from investing activities
Purchases of property and equipment	(1,472)	(473)	(1,618)
Additions to capitalized software	(3,351)	(1,154)	(1,321)
Net cash used in investing activities	(4,823)	(1,627)	(2,939)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(7,441)	(5,537)	(4,185)
Proceeds from issuance of long-term debt, net of discounts	—	50,000	—
Payments for debt issuance costs	—	(46)	(500)
Proceeds from follow-on offering, net of underwriting fees	51,211	—	—
Payments for offering costs	(248)	—	—
Cash proceeds from exercise of stock options	4,882	231	539
Tax withholding paid on behalf of employees for net share settlement	(990)	(7)	—
Net cash provided by (used in) financing activities	47,414	44,641	(4,146)
Effect of exchange rates on cash and cash equivalents	(478)	(90)	(337)
Change in cash and cash equivalents	24,114	8,916	(92,334)
Cash and cash equivalents, beginning of period	62,838	53,922	146,256
Cash and cash equivalents, end of period	$86,952	$62,838	$53,922
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$17,545	$12,708	$7,999
Cash paid for income taxes	235	117	76
Non-cash investing and financing information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,002	4,550	—
Issuance of common stock in connection with Symatese Europe Agreement	—	1,476	—

See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018, the European Commission (“EC”) in September 2019, the Australian Therapeutics Good Administration (“TGA”) in January 2023, and Swissmedic in November 2023. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, and began its launch in Europe in September 2022. In 2023, the Company entered into an agreement to be the exclusive distributor of Evolysse™, a collection of hyaluronic acid gels currently in late-stage development in the U.S. and Europe. Regulatory approval has been received for the four Evolysse™ hyaluronic acid gel products in Europe under the brand name Estyme®. The Company anticipates launching all four approved Evolysse™ products in Europe in the second half of 2025. In February 2025, the Company received approval from the U.S. Food and Drug Administration (the “FDA”) for Evolysse™ Form and Evolysse™ Smooth injectable hyaluronic acid gels for wrinkles and folds, such as nasolabial folds. The Company anticipates launching Evolysse™ Form and Evolysse™ Smooth in the United States in the second quarter of 2025. The Company anticipates two additional Evolysse™ products to be approved and launched in the United States in 2026 and 2027. The Company currently generates all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.

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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities; however, management anticipates achieving operating income and positive cash flows based on current projections for at least the next twelve months. The Company recorded loss from operations of $34,411 and a total net loss of $50,420 for the twelve months ended December 31, 2024. The Company used cash of $17,999 from operations during the twelve months ended December 31, 2024. As of December 31, 2024, the Company had $86,952 in cash and cash equivalents and an accumulated deficit of $609,399.
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
On March 8, 2023, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the Securities and Exchange Commission (“SEC”) to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. The Company has not sold any shares under the ATM Sales Agreement. See Note 10. Stockholders’ Equity for additional information.

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
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported consolidated financial statements. These estimates include, but are not limited to net revenues, allowance for doubtful accounts, fair value measurements and stock-based compensation, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates.
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
The Company commercially launched Jeuveau® starting in the United States in May 2019 and in Canada through its distribution partner in October 2019. The Company also began commercially launching Jeuveau® in Europe in 2022 and Australia in 2024 and, as such, has a limited history of sales in those markets. If any previously granted approval to market and sell Jeuveau® is retracted or the Company is denied approval or approval is delayed by regulators in any other jurisdictions, it may have a material adverse impact on the Company’s business and its consolidated financial statements.
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau® and Evolysse™ the Company’s approved products, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau®, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by aesthetic practitioners and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Any disruption and volatility in the global capital markets, including caused by other events, such as public health crises, increased inflation and rising interest rates, increased tariffs, and geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
The Company’s accounts receivable is derived from customers located principally in the United States and Europe. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s credit evaluation process. The Company does not typically require collateral from its customers. The Company continuously monitors customer payments and maintains an allowance for credit losses based on its assessment of various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect customers’ ability to pay.
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
Inventories and cost of goods sold
Inventories consist of finished goods held for sale and distribution. Cost is determined using the first-in, first-out method. Inventory is measured at the lower of cost and net realizable value based on a number of factors including, but not limited to, damage, expiration, or changes in price level.
For the year ended December 31, 2024, cost of goods sold, consisted of the inventory cost, amortization of distribution right intangible assets related to Jeuveau® and certain royalties on the sale of Jeuveau® payable to Medytox and Allergan pursuant to the Medytox Settlement Agreements (as such term is defined in Note 11. Medytox Settlement Agreements). The prior years Consolidated Statements of Operations and Comprehensive Loss has been adjusted to conform to this presentation.
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
Symatese U.S. Agreement
On May 9, 2023, the Company and Symatese Aesthetics S.A.S (“Symatese”), entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five hyaluronic acid gel product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of hyaluronic acid gels.
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
Symatese Europe Agreement
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four hyaluronic acid gel product candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. The initial agreement is for a term of fifteen (15) years, with automatic year renewal provisions.
In exchange for the rights granted under the Symatese Europe Agreement, the Company issued 610,000 shares of common stock and is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the earlier of the third anniversary of certain regulatory approvals or following a year in which the Company achieves €25,000 in revenue in Europe; provided that the payment shall occur no later than December 2029. The Symatese Europe Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions.
Upon signing of the Symatese Europe Agreement and issuance of 610,000 shares, the Company recorded $4,429 in in-process research and development expense and $1,476 in intangible assets in the twelve months ended December 31, 2023 for the stock issuance of 610,000 shares. The intangible assets of $1,476 represents the value of the nasolabial fold product in Europe which was already approved at the time of signing the Symatese Europe Agreement and is amortized over its estimated useful life of 15 years. The remaining value recorded in in-process research and development expense relates to the distribution rights for the three remaining products that did not yet have regulatory approval as of the execution date.
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
Pursuant to the Symatese Europe Agreement, the Company is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the earlier of the third anniversary of certain regulatory approvals or following a year in which the Company achieves €25,000 in revenue in Europe, provided that the payment shall occur no later than December 2029.
In October 2024, the Company received European Union Medical Device Regulation (“MDR”) approval for the remaining three hyaluronic acid gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable in October 2026, the two-year anniversary of the approval. For the second milestone payment, the Company determined that it is probable the payment will be made no later than December 2029. As such, the Company recorded $1,035 and $1,200 in long-term liabilities for the first and second milestone payments, and $1,035 and $1,200 in intangible assets for the first and second milestone payments as of December 31, 2024. These amounts reflect the

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
application of a discount to account for the time value of money, which adjusts the present value of the liabilities and intangible assets based on the timing of future payments. The definite-lived distribution right intangible asset related to the EvolysseTM products approved in Europe is amortized on a straight-line basis over the remaining estimated useful life of 14 years and 2 months.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of December 31, 2024.

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
Long-Term Debt
Long-term debt represents the debt balance with Pharmakon (see Note 7. Term Loans), net of discount and issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
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
General
The Company generates product revenue from the sale of Jeuveau® in the United States, Europe, and Australia, and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2024 and 2023, all amounts included in accounts receivable, net on the accompanying consolidated balance sheets are related to contracts with customers.
The Company did not have any contract assets nor unbilled receivables as of December 31, 2024 or 2023. Sales commissions are included in selling, general and administrative expenses when incurred.
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
As of December 31, 2024, 2023, and 2022, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $14,454, $11,033, and $9,011,respectively, which were recorded in accrued expenses in the accompanying consolidated balance sheets. For the years ended December 31, 2024, 2023, and 2022 provisions for rebate, consumer loyalty programs and co-branded marketing programs were $40,783, $32,511, and $22,759,respectively, which were offset by related payments, redemptions and adjustments of $37,362, $30,489, and $21,682, respectively, which were recorded as adjustments to gross revenues in the accompanying consolidated statement of operations.
During the years ended December 31, 2024, 2023, and 2022, the Company recognized $10,220, $7,868, and $7,566, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of December 31, 2024, 2023, and 2022, allowance for credit losses was $2,714, $1,490, and $2,050, respectively. For the years ended December 31, 2024, 2023, and 2022, provision for bad debts was $2,449, $1,440, and $1,598, respectively, and the write-off amount was $1,225, $2,000, and $1,933, respectively.
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
Litigation Settlement
In February 2021, upon entering into certain agreements to settle intellectual property disputes relating to Jeuveau®, the Company agreed to pay to Allergan and Medytox $35,000 in multiple payments over two years, of which $15,000 was paid in the third quarter of 2021, $15,000 was paid in the first quarter of 2022, and $5,000 was paid in the first quarter of 2023, and issued 6,762,652 shares of its common stock to Medytox. As of December 31, 2024 and 2023, there were no liabilities recorded in the accompanying consolidated balance sheets related to the litigation settlement with Allergan and Medytox.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
In addition, for the period from December 16, 2020 through September 16, 2022 (the “Restricted Period”), the Company agreed to pay to Allergan and Medytox a royalty on the sale of Jeuveau®, based on a certain dollar amount per vial sold in the United States and a low-double digit royalty on net sales of Jeuveau® sold in other Evolus territories. Royalties for sales during the Restricted Period ended in the third quarter of 2022. For the period from December 16, 2020 to September 16, 2022, Daewoong agreed to reimburse the Company certain amounts with respect to the royalties payable to Medytox and Allergan. This reimbursement was received quarterly and recorded as an offset to the related royalties to Medytox and Allergan in the cost of goods sold on the accompanying consolidated statements of operations and comprehensive loss. For the period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as cost of goods sold on the accompanying consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.

See Note 11. Medytox Settlement Agreements for the details of all litigation settlement agreements.
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
Advertising Costs
Advertising costs are expensed as incurred and primarily include costs related to social media ads and co-branded marketing programs. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2024, 2023, and 2022, the Company incurred advertising costs of $8,698, $7,490, and $11,642, respectively.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect changes to state tax laws through December 31, 2024 to materially impact its consolidated financial statements.

Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the twelve months ended December 31, 2024, 2023, and 2022, were stock options of 6,151,069, 5,753,466, and 4,769,521, respectively, and non-vested RSUs of 3,476,314, 3,281,045, and 2,663,320, respectively. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting - Improving Reportable Segment Disclosures (Topic 280). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. ASU 2023-07 is effective for annual reporting periods beginning after December

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
15, 2023 and interim reporting periods after December 15, 2024. The Company adopted this guidance on December 31, 2024 and updated its disclosures to conform to this new segment disclosure requirement.
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
In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
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

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,765	$—	$—	$44,765

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$45,030	$—	$—	$45,030
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the year ended December 31, 2024.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of U.S. net revenues of Jeuveau® during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. During the years ended December 31, 2024 and 2023, the Company utilized discount rates between 14% and 15%, reflecting changes in the Company’s risk profile. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate and to the projected net revenues would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the consolidated balance sheet.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

	Year Ended December 31,
	2024	2023	2022
Fair value, beginning of period	$45,030	$46,310	$44,740
Payments	(7,441)	(5,537)	(4,185)
Change in fair value recorded in operating expenses	7,176	4,257	5,755
Fair value, end of period	$44,765	$45,030	$46,310
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of December 31, 2024 and 2023, the fair value of long-term debt was $132,078 and $140,241, respectively. The fair value of operating lease liabilities as of December 31, 2024 and 2023 approximated their carrying value.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 4.    Goodwill and Intangible Assets
The table below shows the weighted-average life, original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(17,580)	$45,207
Capitalized software	13,317	(9,770)	3,547
Intangible assets, net	76,104	(27,350)	48,754
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2024	$97,312	$(27,350)	$69,962

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution right	$60,552	$(14,500)	$46,052
Capitalized software	9,804	(8,746)	1,058
Intangible assets, net	70,356	(23,246)	47,110
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2023	$91,564	$(23,246)	$68,318
The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2024 that are subject to amortization:

Fiscal year
2025	4,946
2026	4,855
2027	3,380
2028	3,211
2029	3,211
Thereafter	29,151
48,754
Distribution rights represent the license and associated distribution rights to Jeuveau® and EvolysseTM. For the years ended December 31, 2024 and 2023, the Company capitalized $2,235 and $1,476 related to the license and distribution right to EvolysseTM nasolabial fold product in Europe, which is amortized on a straight-line basis over the estimated useful life of 15 years.
For the years ended December 31, 2024 and 2023, the Company capitalized $3,513 and $1,168, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. For the years ended December 31, 2024, 2023, and 2022, total intangible assets amortization expense of $4,104, $4,072, and $3,350, respectively, was recorded within depreciation and amortization on the accompanying consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 5.    Accrued Expenses
Accrued expenses consisted of:

	Year Ended December 31,
	2024	2023
Accrued royalties under the Medytox Settlement Agreements	$4,743	3,657
Accrued payroll and related benefits	14,127	13,433
Accrued revenue contract liabilities	14,454	11,033
Other accrued expenses	7,467	5,690
	$40,791	$33,813
Note 6. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	Year Ended December 31,
	2024	2023
Equipment	$452	81
Furniture	702	345
Leasehold Improvements	3,574	2,212
Computers	317	149
Marketing Fixtures	1,700	1,700
Total property, plant, and equipment	$6,745	$4,487
Less: accumulated depreciation	$(3,523)	$(2,400)
Property, plant and equipment, net	$3,222	$2,087
For the years ended December 31, 2024, 2023, and 2022, depreciation expense was $1,194, $1,001, and $373, respectively.
Note 7.    Term Loans
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non- permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of December 31, 2024, the Company was in compliance with its debt covenants.
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
As of December 31, 2024, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying consolidated balance sheets. The overall effective interest rate was approximately 14.52% and 13.21% for the first and second tranche, respectively, as of December 31, 2024.
As of December 31, 2024, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2025	$—
2026	41,667
2027	83,333
2028	—
Total principal payments	125,000
Unamortized debt discounts and issuance costs	(3,494)
Long term debt, net of discounts and issuance costs	$121,506

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 8.    Operating Leases
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
On October 16, 2024, the Company entered into the Second Amendment to the Lease Agreement (the “Second Lease Amendment”) to lease additional office space for its corporate headquarters. The lease is expected to commence on or around the second half of 2025 and is set to expire January 31, 2030. Fixed cash payments under this amendment are estimated to be $1,876 over the term of the lease. The Company expects to account for this lease an operating lease.
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
The components of operating lease expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Fixed operating lease expense	$1,526	$1,164	$1,084
Variable operating lease expense	150	183	91
	$1,676	$1,347	$1,175
The weighted-average remaining lease term and discount rate are as follows:

	As of December 31,
	2024	2023	2022
Weighted-average remaining lease term (years)	5.1	6.1	2.1
Weighted-average discount rate	9.7%	11.0%	9.4%
Cash paid for amounts included in the measurement of lease liabilities	$1,433	$1,320	$1,265
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of December 31, 2024:

Fiscal year
2025	$1,718
2026	2,138
2027	2,212
2028	2,290
2029	2,370
Thereafter	198
Total operating lease payments	10,926
Less: imputed interest	(2,453)
Present value of operating lease liabilities	$8,473
Note 9.    Commitments and Contingencies
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
Total inventory payments to Daewoong were $62,233, $50,770, and $50,685 for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Pursuant to the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement, and additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028, in each case subject to three of the Products gaining approval prior to that date. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations.
Pursuant to the Symatese Europe Agreement, the Company is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the earlier of the third anniversary of certain regulatory approvals or following a year in which the Company achieves €25,000 in revenue in Europe, provided that the payment shall occur no later than December 2029.
In October 2024, the Company received European Union Medical Device Regulation (“MDR”) approval for the remaining three hyaluronic acid gel products. As a result, the two milestone payments have been triggered. The first milestone

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
payment is payable on the two-year anniversary of the approval. For the second milestone payment, the Company determined that it is probable the payment will be made no later than December 2029.
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
On September 26, 2024, the court granted the Company’s motion to dismiss the amended complaint and on October 18, 2024, the court entered final judgment in favor of the defendants.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2024.

Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2024, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of December 31, 2024, 63,497,548 shares of its common stock were issued and outstanding.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. Refer to Note 1. Description of Business for additional details regarding the follow-on offering.
2024 Employee Stock Purchase Plan (“ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5 of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4 of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. There were no shares issued under the 2024 ESPP during the twelve months ended December 31, 2024.
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
2017 Omnibus Incentive Plan and Stock-based Compensation Allocation
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21 of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). On November 21, 2024, 2023, and 2022, an additional 2,535,476, 2,287,649, and 2,249,863, shares, respectively, were reserved under the evergreen provision of the Plan. As of December 31, 2024, the Company had an aggregate of 3,605,334 shares of its common stock available for future issuance under the Plan.
2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Company’s Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors reserved 1,000,000 shares of common stock for issuance under the Inducement Plan. As of December 31, 2024, the Company had an aggregate of 105,788 shares of its common stock available for future issuance under the Inducement Plan.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2024	2023	2022
Volatility	83.7%	83.6%	78.9%
Risk-free interest rate	4.1%	3.7%	2.1%
Expected life (years)	6.21	6.21	6.19
Dividend yield rate	—%	—%	—%
A summary of stock option activity for the year ended December 31, 2024, 2023, and 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding as of December 31, 2023	5,753,466	$9.46	6.69	$11,111
Granted	1,127,833	13.11
Exercised	(537,293)	7.24
Cancelled/forfeited	(192,937)	10.56
Outstanding as of December 31, 2024	6,151,069	$10.29	6.16	$10,691
Vested and expected to vest at December 31, 2024	6,151,069	$10.29	6.16	$10,691
Exercisable as of December 31, 2024	3,619,512	$9.95	4.64	$7,801
The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2024, 2023, and 2022 was $9.71, $7.73, and $4.76, respectively. The total intrinsic value of stock options that vested during the years ended December 31, 2024, 2023, and 2022 was $3,171, $136, and $55, respectively. The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of December 31, 2024, 2023, and 2022.
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the year ended December 31, 2024, 2023, and 2022, is presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2023	3,281,045	$8.88
Granted	1,571,280	13.02
Vested	(1,131,101)	8.63
Forfeited	(342,357)	9.73
Outstanding as of December 31, 2024	3,378,867	$10.80

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023, and 2022 was $15,740, $7,593, and $6,008, respectively.
Performance Restricted Stock Units
In January 2023, the Company’s Board of Directors granted 292,349 shares of performance restricted stock units (“PRSUs”) to certain executive officers under the Plan. The PRSU awards function in the same manner as restricted stock units except that vesting terms are based on achievement of certain pre-established performance measures.
In February 2024, the Company’s Board of Directors granted 219,485 shares of PRSUs to certain executive officers under the Plan. The PRSU awards are measured on a cumulative two-year period ending in 2025. The performance measure milestones have not been met, and all were outstanding as of December 31, 2024. As of December 31, 2024, the achievement of the performance measure milestones was considered probable.
In December 2024, the Company’s Board of Directors granted 79,052 shares of PRSUs to an executive officer under the Plan. The PRSU awards are measured on regulatory approval ending in 2027. The performance measure milestones have not been met and all were outstanding as of December 31, 2024. As of December 31, 2024, one of the three achievement of the performance measure milestones was considered probable.
A summary of PRSU activity for the year ended December 31, 2024 and 2023, is presented below:

	Performance	Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2023	233,880	$10.25
Granted	298,537	$12.73
Vested	(136,433)	$10.25
Forfeited	—	$—
Outstanding as of December 31, 2024	395,984	$12.12
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table summarizes stock-based compensation expense:

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	$21,172	$15,564	$10,565
Research and development	1,016	894	268
Total stock-based compensation expense	$22,188	$16,458	$10,833
In addition to the amounts recorded in selling, general and administrative and research and development, the Company capitalized $66 of stock-based compensation expense as part of capitalized software during the year ended December 31, 2024. As of December 31, 2024, unrecognized compensation cost totaled $47,092 and will be recognized over a weighted-average period of 2.2 years.
Note 11. Medytox Settlement Agreements
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
As of December 31, 2024 and 2023, the Company accrued $4,743 and $3,657 for royalties under the Medytox Settlement Agreements.
Note 12. Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan covering substantially all employees. Matching contributions totaled $2,023, $1,582, and $773 for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 13.     Income Taxes
The Company’s loss before income taxes was generated from its U.S. operations and foreign operations as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$33,349	$51,004	$66,103
Foreign	16,407	10,505	8,214
Loss before taxes	$49,756	$61,509	$74,317
The following table shows the expense (benefit) for income taxes:

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$—	$—	$—
State	279	138	113
Foreign	406	33	—
Total current provision	$685	$171	$113
Deferred provision (benefit):
Federal	$(18)	$1	$(8)
State	(3)	4	(10)
Foreign	—	—	—
Total deferred (benefit) provision	$(21)	$5	$(18)
Total provision for income taxes	$664	$176	$95
As of December 31, 2024, the Company has federal net operating loss (“NOL”) carryforwards of $315,179, of which $68,301 will begin to expire in 2034. The federal NOLs generated in 2018 and in the subsequent years in the amount of $246,877 have an indefinite carryforward period. As of December 31, 2024, the Company has state NOL carryforwards of $231,980, which will begin to expire in 2024. As of December 31, 2024, the Company has foreign NOL carryforwards of $38,922, which can be carried forward indefinitely. As of December 31, 2024, the Company has federal research and development

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(“R&D”) credit carryforwards of $2,929, which will begin to expire in 2034. The Company also has California R&D credit carryforwards of $2,918, which has an indefinite carryforward period.
In general, if a company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, utilization of its pre-change NOL carryforwards and R&D credit carryforwards, and interest expense under section 163(j), is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation may result in the expiration of the Company’s tax attribute carryforwards before utilization and may be material. The Company has completed a study to evaluate whether an ownership change, as defined by Section 382 of the Internal Revenue Code, occurred from the Company's formation through December 31, 2023. Based on the findings of this study, the Company has determined that several ownership changes have occurred. Consequently, the Company’s tax attribute carryforwards allocable to the periods preceding the ownership change are subject to limitation under Section 382. However, it is important to note that the Company’s tax attribute carryforwards, which include net operating losses (NOLs), research and development (R&D) credits, and interest expense under Section 163(j), are not anticipated to expire unused, solely due to the limitations under Section 382. The Company started but has not completed a study to determine whether its tax attribute carryforwards generated through December 31, 2024, are likely to be limited by Section 382 and 383. The Company’s net deferred income tax assets have been offset by a valuation allowance. Therefore, any resulting reduction to the Company’s tax attribute carryforwards once the analysis is completed will be offset by a corresponding reduction of the valuation allowance and there would be no impact on the Company’s consolidated balance sheet, statement of operations, or cash flows.

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023	2022
Deferred income tax assets:
Net operating losses	$86,277	$83,257	$80,494
Stock compensation	7,808	5,442	5,168
Research and development credits	2,617	2,617	2,617
Accrued compensation	6,405	5,955	4,675
Operating lease liabilities	2,152	1,567	646
Accrued legal settlement	16,283	17,674	19,203
R&E capitalization	4,107	3,415	1,100
Fixed asset depreciation	26	183	—
Other, net	8,382	5,126	2,135
Valuation allowance	(124,895)	(116,073)	(103,695)
Total deferred income tax assets	9,162	9,163	12,343
Deferred income tax liabilities:
Intangible amortization	(7,343)	(7,730)	(11,525)
Operating lease right-of-use assets	(1,825)	(1,460)	(495)
Fixed asset depreciation	—	—	(345)
Total deferred income tax liabilities	(9,168)	(9,190)	(12,365)
Net deferred income taxes	$(6)	$(27)	$(22)

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax at statutory rate	$(10,413)	$(12,917)	$(15,607)
State income taxes, net of federal benefit	(753)	(1,981)	(2,673)
Revaluation of contingent royalty obligation	1,823	1,078	1,462
Meals and entertainment	713	385	358
Change in state tax rate	50	218	(3)
Officers' compensation	1,231	793	(1,529)
Foreign Rate Differential	443	222	10
Stock compensation	(1,377)	449	299
Other, net	125	(449)	(391)
Valuation allowance	8,822	12,378	18,169
Income tax provision	$664	$176	$95
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,924	$2,924	$2,924
Increases to prior year tax positions	—	—	—
Increases to current year tax positions	—	—	—
Ending balance	$2,924	$2,924	$2,924
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2024, 2023, and 2022. The Company’s tax returns for all years since inception are open for audit. The Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax returns for the tax year ended December 31, 2022, in the third quarter of 2024. The exam is still in progress. As of December 31, 2024, the IRS has not proposed any adjustments to our tax positions.

Note 14. Segment Reporting
The Company conducts business as a single operating segment, which is the business of performance beauty focused on delivering products in the cash-pay aesthetic market. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on a consolidated basis for allocating and evaluating financial performance. The single operating segment is further based upon the Company’s organizational and management structure and other factors.

The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net loss, which is utilized to evaluate the achievement of the Company’s business operations. The table below

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
shows the Company’s reconciliation of revenue and significant segment items to net loss, regularly provided to and reviewed by the CODM, as computed under U.S. GAAP:

	Year Ended December 31,
	2024	2023	2022

Net revenues	$266,274	$202,085	$148,616
Less:
Product cost of goods sold	81,015	61,559	55,887
Amortization of distribution right	2,955	2,955	2,955
Selling, general and administrative	176,853	149,380	131,275
Research and development	8,156	5,662	4,474
In process research and development	—	8,869	2,000
Revaluation of contingent royalty obligation	7,176	4,257	5,755
Stock-based compensation	22,188	16,458	10,833
Depreciation and amortization	2,342	2,178	767
Interest income	(3,263)	(860)	(119)
Interest expense	18,735	13,832	9,097
Other expense, net	(127)	(696)	9
Income tax provision	664	176	95
Net loss	(50,420)	(61,685)	(74,412)

Assets provided to the CODM are consistent with those reported on the Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents, and financial instruments owned, reduced by current liabilities. All long-lived assets are maintained in the United States of America.

The product and service revenue attributed to foreign countries from which the Company derives product and service revenue is as follows:

	Year Ended December 31,
	2024	2023	2022

Revenue by country, net
United States	$253,159	$195,424	$146,150
International	13,115	6,661	2,466
Total revenue by country, net	266,274	202,085	148,616

Note 15. Subsequent Events
On February 13, 2025, the Company received FDA approval for EvolysseTM Form and EvolysseTM Smooth injectable hyaluronic acid gels for the treatment and improvement of moderate to severe nasolabial folds facial wrinkles.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive and principal financial officers, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective (a) to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Evolus, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Evolus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 4, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California

March 4, 2025

Item 9B. Other Information.
Insider Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as disclosed below with respect to our Code of Conduct, the information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2025 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2025 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    (1) Financial Statements. See Item 8 “Consolidated Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K.
    (2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable or the information called for is shown either in the consolidated financial statements or in the notes thereto.
    (3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.3	Description of Securities	10-K	001-38381	4.3	3/7/24
10.1‡	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	10-K	001-38381	10.1	3/7/24
10.2‡	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	10-K	001-38381	10.2	3/7/24
10.3‡	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	10-K	001-38381	10.3	3/8/23
10.4‡	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	10-K	001-38381	10.4	3/7/24
10.5‡	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	10-K	001-38381	10.5	3/7/24
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18
10.11+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan (Updated 2020)	10-K	001-38381	10.11	2/25/20
10.12+	Form of Inducement Stock Option Award Agreement	S-8	333-263325	99.2	3/4/22
10.13+	Form of Inducement Restricted Stock Unit Award Agreement	S-8	333-263325	99.3	3/4/22

10.14+	Form of Performance Restricted Stock Unit Agreement	10-K	001-38381	10.14	3/8/23
10.15+	2023 Inducement Incentive Plan	S-8	333-274906	99.3	10/6/23
10.16+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18
10.17‡
Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.
						X
10.18+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.19+	Amendment to Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and David Moatazedi	10-Q	001-38381	10.3	8/2/22
10.20+	Amended and Restated Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and Rui Avelar, M.D.	10-Q	001-38381	10.4	8/2/22
10.21+	Employment Agreement, dated September 5, 2022, by and between Sandra Beaver and the Registrant.	10-Q	001-38381	10.1	11/8/22
10.22	Lease, dated as of May 15, 2019, between the Registrant and 520 Newport Center Drive LLC	8-K	001-38381	10.1	5/21/19
10.23‡	Settlement and License Agreement, dated February 18, 2021, by and between Evolus, Inc. and Medytox, Inc.	10-Q	001-38381	10.3	5/12/21
10.24	Share Issuance Agreement, dated February 18, 2021, by and between Evolus Inc. and Medytox, Inc.	10-Q	001-38381	10.4	5/12/21
10.25‡	Confidential Settlement and Release Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.5	5/12/21
10.26‡	Third Amendment to Supply Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.7	5/12/21
10.27‡	Loan Agreement, dated as of December 14, 2021, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	8-K	001-38381	10.1	12/14/21
10.28	First Amendment to Loan Agreement, dated April 5, 2022, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	10-Q	001-38381	10.2	8/2/22
10.29	Second Amendment to Loan Agreement, dated as of December 5, 2022, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	8-K	001-38381	10.1	12/8/22
10.30‡	Fourth Amendment to Supply Agreement, dated December 12, 2022, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	8-K	001-38381	10.1	12/13/22
10.31‡	Fifth Amendment to Supply Agreement, dated as of April 20, 2023, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.	10-Q	001-38381	10.1	8/2/23
10.32‡	License, Supply, and Distribution Agreement, dated as of May 9, 2023 by and between Symatese S.A.S. and the Registrant	10-Q	001-38381	10.2	8/2/23

10.33	Third Amendment to Loan Agreement, dated as of May 9, 2023, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	10-Q	001-38381	10.3	8/2/23
10.34+	Employment Agreement, dated August 21, 2023, by and between Tomoko Yamagishi-Dressler and the Registrant.	10-Q	001-38381	10.2	11/7/23
10.35‡	License, Supply, and Distribution Agreement (Europe), dated as of December 20, 2024, by and between Evolus Pharma B.V. and Symatese Aesthetics S.A.S	10-K	001-38381	10.35	3/7/24
10.36	First Amendment to Lease, dated as of July 27, 2023, by and between the Registrant and 520 Newport Center Drive LLC	10-K	001-38381	10.36	3/7/24
10.37‡	Sixth Amendment to Supply Agreement, dated as of February 22, 2024, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.	10-Q	001-38381	10,1	5/7/24
10.38	Second Amendment to Lease, dated as of October 16, 2024, by and between the Registrant and 520 Newport Center Drive LLC					X
10.39+	2024 Employee Stock Purchase Plan	8-K	001-38381	10.1	6/11/24
19	Insider Trading Policy					X
21.1	List of Subsidiaries.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Policy Regarding the Recoupment of Certain Compensation Payments	10-K	001-38381	97	3/7/24
101.INS*	Inline XBRL Instance Document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________

+	Indicates management contract or compensatory plan.
‡	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2025.

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

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 4, 2025
David Moatazedi

/s/ Sandra Beaver	Chief Financial Officer (Principal Financial Officer)	March 4, 2025
Sandra Beaver

/s/ Vikram Malik	Chairman of the Board of Directors	March 4, 2025
Vikram Malik

/s/ Simone Blank	Director	March 4, 2025
Simone Blank

/s/ David Gill	Director	March 4, 2025
David Gill

/s/ Karah Parschauer	Director	March 4, 2025
Karah Parschauer

/s/ Brady Stewart	Director	March 4, 2025
Brady Stewart

Signature	Title	Date

/s/ Albert G. White III	Director	March 4, 2025
Albert G. White III