Form 10-Q
period 2025-03-31
Evolus, Inc.
filed 2025-05-07
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of May 2, 2025, 64,475,589 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, our plans and expectations regarding regulatory approval, and commercial launch of our products, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. These statements include, among other things, statements relating to our expectations regarding our business, operations and market conditions, including our expectations regarding the market size and opportunity of our products. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Quarterly Report.
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
•Jeuveau®, Evolysse™ Form and Evolysse™ Smooth face, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from maintaining our market share and expansion.
•Our products may fail to achieve the broad degree of aesthetic practitioner adoption and use or consumer demand necessary for continued commercial success.
•We are dependent on Symatese Aesthetics, S.A.S., or Symatese, to achieve regulatory approval for the Evolysse™ injectable hyaluronic acid (“HA”) gels product line in the United States. Failure to obtain approval or obtain approval on our estimated time frame for additional Evolysse™ products would negatively affect our ability to sell these products.

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
•The terms of the Medytox Settlement Agreements (as defined below) will continue to reduce our profitability.
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
•We may need to increase the size of our organization, including our sales and marketing capabilities in order to further market and sell our products and we may experience difficulties in managing this growth.
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
EVOLUS®, Jeuveau®, Evolux® and Evolysse™ are trademarks of ours that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. This product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. Our injectable HA gel products have different trade names outside of the United States, including Estyme® in Europe, but are referred to throughout this Quarterly Report on Form 10-Q as Evolysse™. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,894	$86,952
Accounts receivable, net	47,454	47,682
Inventories	10,026	12,158
Prepaid expenses	3,452	3,349
Other current assets	2,892	1,201
Total current assets	131,718	151,342
Property and equipment, net	3,254	3,222
Operating lease right-of-use assets	6,922	7,185
Intangible assets, net	49,359	48,754
Goodwill	21,208	21,208
Other assets	900	858
Total assets	$213,361	$232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$16,176	$9,236
Accrued expenses	26,619	40,791
Operating lease liabilities	1,967	1,718
Contingent royalty obligation payable to Evolus Founders	11,471	11,215
Total current liabilities	56,233	62,960
Operating lease liabilities	6,427	6,755
Contingent royalty obligation payable to Evolus Founders	33,080	33,550
Term loan, net of discount and issuance costs	121,807	121,506
Contingent milestone payment	2,416	2,270
Deferred tax liability	2	6
Total liabilities	219,965	227,047
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 64,448,820 and 63,497,548 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	622,525	615,825
Accumulated other comprehensive loss	(839)	(905)
Accumulated deficit	(628,291)	(609,399)
Total stockholders’ equity (deficit)	(6,604)	5,522
Total liabilities and stockholders’ equity (deficit)	$213,361	$232,569
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$68,074	$58,964
Service revenue	448	369
Total net revenues	68,522	59,333
Cost of goods sold	21,867	18,830
Gross profit	46,655	40,503
Operating expenses:
Selling, general and administrative	56,640	45,123
Research and development	2,212	2,078
Revaluation of contingent royalty obligation payable to Evolus Founders	2,151	1,578
Depreciation and amortization	824	646
Total operating expenses	61,827	49,425
Loss from operations	(15,172)	(8,922)
Other income (expense):
Interest income	710	517
Interest expense	(4,415)	(4,702)
Other income, net	57	45
Loss before income taxes:	(18,820)	(13,062)
Income tax expense	72	47
Net loss	$(18,892)	(13,109)
Other comprehensive loss:
Unrealized income (loss), net of tax	66	(130)
Comprehensive loss	$(18,826)	$(13,239)
Net loss per share, basic and diluted	$(0.30)	$(0.22)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	63,696,627	58,797,311
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock upon follow-on offering, net of issuance costs	3,554,000	—	46,794	—	—	46,794
Issuance of common stock in connection with the incentive equity plan	899,411	—	487	—	—	487
Stock-based compensation	—	—	5,090	—	—	5,090
Net loss	—	—	—	—	(13,109)	(13,109)
Other comprehensive loss	—	—	—	(130)	—	(130)
Balance at March 31, 2024	62,274,032	$1	$591,087	$(557)	$(572,088)	$18,443

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
Issuance of common stock in connection with the incentive equity plan	951,272	—	734	—	—	734
Stock-based compensation	—	—	5,966	—	—	5,966
Net loss	—	—	—	—	(18,892)	(18,892)
Other comprehensive income	—	—	—	66	—	66
Balance at March 31, 2025	64,448,820	$1	$622,525	$(839)	$(628,291)	$(6,604)
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(18,892)	$(13,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,563	1,409
Stock-based compensation	5,928	5,079
Provision for bad debts	1,051	188
Amortization of operating lease right-of-use assets	263	148
Amortization of debt discount and issuance costs	301	277
Deferred income taxes	(5)	5
Revaluation of contingent royalty obligation payable to Evolus Founders	2,151	1,578
Other	146	—
Changes in assets and liabilities:
Inventories	4,050	5,309
Accounts receivable	(823)	(3,899)
Prepaid expenses	(103)	22
Accounts payable	4,722	909
Accrued expenses	(14,172)	(8,874)
Operating lease liabilities	(79)	(171)
Other assets	(1,733)	514
Net cash used in operating activities	(15,632)	(10,615)
Cash flows from investing activities
Purchases of property and equipment	(319)	(256)
Additions to capitalized software	(1,542)	(541)
Net cash used in investing activities	(1,861)	(797)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(2,365)	(1,829)
Proceeds from follow-on offering, net of underwriters fees	—	47,004
Issuance of common stock in connection with incentive equity plan	742	487
Tax withholding paid on behalf of employees for stock-based awards	(8)	—
Net cash provided by (used in) financing activities	(1,631)	45,662
Effect of exchange rates on cash	66	(130)
Change in cash and cash equivalents	(19,058)	34,120
Cash and cash equivalents, beginning of period	86,952	62,838
Cash and cash equivalents, end of period	$67,894	$96,958
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$4,056	$4,424
Cash paid for income taxes	46	26
Non-cash investing and financing information
Accrued offering costs, unpaid	$—	$210
See accompanying notes to these unaudited condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company received the approval of its first product Jeuveau® (prabotulinumtoxinA-xvfs) from the U.S. Food and Drug Administration (the “FDA”) in February 2019. The product was also approved by Health Canada in August 2018, the European Commission (“EC”) in September 2019, the Australian Therapeutics Good Administration (“TGA”) in January 2023, and Swissmedic in November 2023. Jeuveau® is a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. The Company commercially launched Jeuveau® in the United States in May 2019, in Canada through a distribution partner in October 2019, and began its launch in Europe in September 2022 and Australia in July 2024. In 2023, the Company entered into an agreement to be the exclusive distributor of Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels currently in late-stage development in the U.S. and Europe. Regulatory approval has been received for the four Evolysse™ injectable HA gel products in Europe under the brand name Estyme®. The Company anticipates launching all four approved Evolysse™ products in Europe in the second half of 2025. In February 2025, the Company received approval from the FDA for Evolysse™ Form and Evolysse™ Smooth injectable HA gels for wrinkles and folds, such as nasolabial folds. In April 2025, the Company launched Evolysse™ Form and Evolysse™ Smooth in the United States. The Company anticipates two additional Evolysse™ products to be approved and launched in the United States in 2026 and 2027. Through March 31, 2025, the Company generated all of its net revenues from Jeuveau®. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities. The Company recorded loss from operations of $15,172 and a total net loss of $18,892 for the three months ended March 31, 2025. The Company used cash of $15,632 from operations during the three months ended March 31, 2025. As of March 31, 2025, the Company had $67,894 in cash and cash equivalents and an accumulated deficit of $628,291.
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
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. On May 5, 2025, the Company entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon, which agreed to make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of an initial $150,000

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
tranche funded on entry into the A&R Loan Agreement and two additional tranches of up to $50,000 each, available at the Company’s election.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2025 or for any other interim period.
The accompanying unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 4, 2025.
Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries and have been prepared in conformity with GAAP. All intercompany transactions have been eliminated.
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
Risks and Uncertainties
The Company is party to an agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 9. Commitments and Contingencies and Note 11. Medytox Settlement Agreements for additional information.
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
Segment Reporting
The Company has determined that it operates in a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer who manages operations and reviews the financial information as a single operating segment for the purposes of allocating resources and evaluating its financial performance.
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
For the three months ended March 31, 2025, cost of goods sold consisted of the inventory cost, amortization of distribution right intangible assets related to Jeuveau® and certain royalties on the sale of Jeuveau® payable to Medytox and Allergan, Inc. and Allergan Limited (together, “Allergan”) pursuant to the Medytox Settlement Agreements (as such term is defined in Note 11. Medytox Settlement Agreements). The prior year condensed consolidated statement of operations and comprehensive loss has been adjusted to conform to this presentation.
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
Contingent Milestone Payment
Symatese U.S. Agreement
On May 9, 2023, the Company and Symatese Aesthetics S.A.S (“Symatese”), entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute its five injectable HA gel product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of injectable HA gels.
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
Symatese Europe Agreement
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four injectable HA gel product candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. The initial agreement is for a term of fifteen (15) years, with automatic year renewal provisions.
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
Upon signing of the Symatese Europe Agreement and issuance of 610,000 shares, the Company recorded $4,429 in in-process research and development expense and $1,476 in intangible assets. The $1,476 in intangible assets represents the value of the nasolabial fold product in Europe which was already approved at the time of signing the Symatese Europe Agreement and is amortized over its estimated useful life of 15 years. The remaining value recorded in in-process research and development expense relates to the distribution rights for the three remaining products that did not yet have regulatory approval as of the execution date.
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
In October 2024, the Company received European Union Medical Device Regulation (“MDR”) approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable in October 2026, the two-year anniversary of the approval. For the second milestone payment, the Company determined that it is probable the payment will be made no later than December 2029. Upon receiving approval, the Company recorded $1,035 and $1,200 in long-term liabilities for the first and second milestone payments, and $1,035 and $1,200 in intangible assets for the first and second milestone payments. These amounts reflect the application of a discount to account for the time value of money, which adjusts the present value of the liabilities and intangible assets based on the timing of future payments. The definite-lived distribution right intangible asset related to the EvolysseTM products approved in Europe is amortized on a straight-line basis over the remaining estimated useful life of 14 years and 2 months.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of March 31, 2025.
Contingent Royalty Obligation Payable to Evolus Founders
The Company was acquired by Strathspey Crown Holdings Group, LLC in 2013 and subsequently by its subsidiary, Alphaeon Corporation (“Alphaeon”), by means of a stock purchase agreement (“Stock Purchase Agreement”) pursuant to which Alphaeon assumed certain payment obligations related to the acquisition. On December 14, 2017, the Stock Purchase Agreement was amended (“Amended Stock Purchase Agreement”), and, as a result, effective upon the closing of the Company’s initial public offering in February 2018, the Company assumed all of Alphaeon’s payment obligations under the Amended Stock Purchase Agreement.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2025 and December 31, 2024, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any material contract assets or unbilled receivables as of March 31, 2025 or December 31, 2024. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers or patients primarily under the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
As of March 31, 2025 and December 31, 2024, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $7,567 and $14,454, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $10,161 and $8,628, respectively, which were offset by related payments, redemptions and adjustments of $17,320 and $10,953, respectively, which were recorded as adjustments to gross revenues in the accompanying condensed consolidated statement of operations.
During the three months ended March 31, 2025 and 2024, the Company recognized $13,614 and $9,203, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Collectability
Accounts receivable are recorded at the invoiced amount and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information, from internal and external sources, relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of March 31, 2025 and December 31, 2024, allowance for credit losses was $2,883 and $2,714 , respectively. For the three months ended March 31, 2025, the provision for bad debts was $1,051 and the write-offs, net of recoveries was $882. For the three months ended March 31, 2024, the provision for bad debts was $188 and the net recoveries from write-offs was $101.
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
The fair value of stock options and RSUs with service conditions that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. The Company recognizes stock-based compensation for RSUs with performance conditions if it is probable that those performance conditions will be met. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in the selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $72 and $47, for the three months ended March 31, 2025 and 2024, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, primarily as a result of the impact of the change of the valuation allowance to offset its deferred tax assets.
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
The Company monitors changes to the tax laws in the states it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through March 31, 2025 to materially impact its condensed consolidated financial statements. The Internal Revenue Service reviewed the Company’s 2022 tax return and accepted it as filed, but did not consider the year examined. Given the fact that the Company has generated net operating losses since inception, the Company’s tax returns for all years since inception are open under the statute of limitations for audit.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three months ended March 31, 2025 and 2024, were stock options of 6,889,047 and 6,647,908, respectively, and non-vested RSUs of 3,083,482 and 3,286,701, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.

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

	As of March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,551	$—	$—	$44,551

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,765	$—	$—	$44,765
The Company did not transfer any assets or liabilities measured at fair value on a recurring basis between levels during the three months ended March 31, 2025 or 2024.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of U.S. net revenues of Jeuveau® during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of March 31, 2025 and December 31, 2024, the Company utilized a discount rate of 13% and 14%, reflecting changes in the Company’s market risk premium. Net revenue projections are also updated to reflect changes in the timing of expected sales. Significant increases (decreases) in the discount rate and to the projected net revenues would result in a significantly lower (higher) fair value measurement, which could materially impact their fair value reported on the unaudited consolidated balance sheet.

The following table shows a reconciliation of the beginning and ending fair value measurements of the contingent royalty obligation payable:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Fair value, beginning of period	$44,765	$45,030
Payments	(2,365)	(1,829)
Change in fair value recorded in operating expenses	2,151	1,578
Fair value, end of period	$44,551	$44,779
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of March 31, 2025 and December 31, 2024, the fair value of long-term debt was $131,964 and $132,078, respectively. The fair value of operating lease liabilities as of March 31, 2025 and December 31, 2024 approximated their carrying value.
Note 4.    Goodwill and Intangible Assets
The table below shows the original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(18,383)	$44,404
Capitalized software	15,197	(10,242)	4,955
Intangible assets, net	77,984	(28,625)	49,359
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of March 31, 2025	$99,192	$(28,625)	$70,567

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(17,580)	$45,207
Capitalized software	13,317	(9,770)	3,547
Intangible assets, net	76,104	(27,350)	48,754
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2024	$97,312	$(27,350)	$69,962

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2025 that are subject to amortization:

Fiscal year
Remaining in 2025	$4,588
2026	5,526
2027	3,672
2028	3,211
2029	3,211
Thereafter	29,151
$49,359
The Company capitalized $1,880 and $635 for the three months ended March 31, 2025 and 2024, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $1,275 and $1,154 for the three months ended March 31, 2025 and 2024, respectively, within cost of goods sold and depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses consisted of:

	March 31,	December 31,
	2025	2024
Accrued revenue contract liabilities	$7,567	$14,454
Accrued payroll and related benefits	6,477	14,127
Accrued royalties under the Medytox Settlement Agreements	4,095	4,743
Other accrued expenses	8,480	7,467
	$26,619	$40,791
Note 6. Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Equipment	$482	$452
Furniture	702	702
Leasehold improvements	3,758	3,574
Computers	423	317
Marketing fixtures	1,700	1,700
Total property, plant, and equipment	7,065	6,745
Less: accumulated depreciation	(3,811)	(3,523)
Property, plant and equipment, net	$3,254	$3,222
For the three months ended March 31, 2025, and 2024, depreciation expense was $287 and $255, respectively.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 7. Term Loans
Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”). Pursuant to the terms of the agreement, Pharmakon agreed to make term loans to the Company in two tranches (the “Pharmakon Term Loans”). The first tranche of $75,000 was funded on December 29, 2021. On December 5, 2022, the Company entered into a Second Amendment to the loan agreement to extend the Company’s option to draw down the second tranche of $50,000 until December 31, 2023, and paid an amendment fee of $500 to Pharmakon. The Pharmakon Term Loans will mature on the sixth-year anniversary of the closing date of the first tranche (the “Maturity Date”).
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
The Pharmakon Term Loans are secured by substantially all of the Company’s assets. The Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, incurring certain additional indebtedness, consummating certain change in control transactions, or incurring any non-permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of March 31, 2025, the Company was in compliance with its debt covenants.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
As of March 31, 2025, the borrowings outstanding under the Pharmakon Term Loans were classified as long-term debt in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 14.23% and 12.93% for the first and second tranche, respectively, as of March 31, 2025.
As of March 31, 2025, the principal amounts of long-term debt maturities for each of the next five fiscal years are as follows:

Fiscal year
2026	$41,667
2027	83,333
Total principal payments	125,000
Unamortized debt discounts and issuance costs	(3,193)
Long term debt, net of discounts and issuance costs	$121,807
On May 5, 2025, the Company entered into the A&R Loan Agreement with Pharmakon, which amends and restates the previous Pharmakon Term Loans in its entirety. The A&R Loan Agreement increases the borrowing capacity, reduces the interest rate, and extends the maturity with no required periodic principal payments. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of a $150,000 tranche funded on entry into the A&R Loan Agreement and two additional tranches of up to $50,000 each, available at the Company’s election (collectively, the “New Pharmakon Term Loans”). The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum and mature on May 5, 2030. The initial tranche of $150,000 was drawn on May 5, 2025 and includes $125,000 borrowed from the lenders under the previous Pharmakon Term Loans and $25,000 of incremental borrowings for proceeds of $23,390 net of discounts and fees paid to the lender. The second and third tranches, each in the principal amount of up to $50,000 but no less than $25,000, will be advanced at the Company’s election, subject to the terms and conditions of the A&R Loan Agreement.
Note 8. Operating Leases
The Company maintains an operating lease for its corporate headquarters in Newport Beach, California. On October 16, 2024, the Company entered into an amendment to lease additional office space for its corporate headquarters. The lease is expected to commence on or around the second half of 2025 and is set to expire January 31, 2030. Fixed cash payments under this amendment are estimated to be $1,876 over the term of the lease. The Company expects to account for this lease an operating lease.
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
The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Fixed operating lease expense	$471	$328
Variable operating lease expense	49	35
	$520	$363
The weighted-average remaining lease term and discount rate are as follows:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	As of March 31,
	2025	2024
Weighted-average remaining lease term (years)	4.8	5.8
Weighted-average discount rate	9.7%	11.0%
Cash paid for amounts included in the measurement of lease liabilities	$281	$341
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease right-of-use assets and related current and noncurrent operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under the operating lease agreements with non-cancelable terms as of March 31, 2025:

Fiscal year
Remaining in 2025	$1,436
2026	2,138
2027	2,212
2028	2,290
2029	2,370
Thereafter	198
Total operating lease payments	10,644
Less: imputed interest	(2,250)
Present value of operating lease liabilities	$8,394
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
Total inventory payments to Daewoong were $17,063 and $8,177 for the three months ended March 31, 2025 and 2024, respectively.
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
In October 2024, the Company received European Union MDR approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable on the two-year anniversary of the approval. For the second milestone payment, the Company determined that it is probable the payment will be made no later than December 2029.
Legal Proceedings
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged that Evolus made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complaints. On September 20, 2021, the court so-ordered the parties’ stipulated stay of the consolidated derivative suit pending the court’s decision on the defendants’ motion to dismiss the related putative federal securities class action, In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG) (S.D.N.Y.). The court granted that motion to dismiss on September 26, 2024, and entered final judgment in favor of the defendants on October 18, 2024, which Plaintiffs did not appeal. The derivative suit remains stayed.
Books and Records Demand
On March 5, 2021, the Company received a letter from a putative stockholder demanding inspection of specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law. The Company was subsequently informed that the stockholder sold his shares of the Company’s common stock. On October 13, 2021, the Company received a substantially similar demand to inspect specified categories of the Company’s books and records under Section 220 of the Delaware General Corporations Law from another putative stockholder. The subject of the demand is substantially similar to the allegations in the derivative complaint described above. The Company responded to the demand in December 2021. The outcome of this matter is uncertain at this point. Based on information available to the Company at present, management cannot reasonably estimate a range of loss with respect to this matter.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2025 and December 31, 2024.
Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2025, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2025, 64,448,820 shares of its common stock were issued and outstanding.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. Refer to Note 1. Description of Business for additional details regarding the follow-on offering.
2024 Employee Stock Purchase Plan (“ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5 of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4 of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. There were no shares issued under the 2024 ESPP during the three months ended March 31, 2025.
“At-the-market” Offerings of Common Stock
On March 8, 2023, the Company entered into the ATM Sales Agreement with Leerink Partners LLC (formerly known as SVB Securities LLC) (the “Sales Agent”) pursuant to which shares of the Company’s common stock can be sold from time to time for aggregate gross proceeds of up to $50,000 (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common stock under the ATM Program. The Company has not sold any shares under the ATM Sales Agreement.
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company, and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees of the Company. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21 of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of March 31, 2025, the Company had an aggregate of 1,736,192 shares of its common stock available for future issuance under the Plan.

2023 Inducement Incentive Plan

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Company’s Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. As of March 31, 2025, the Board of Directors had reserved a total of 2,000,000 shares of common stock for issuance under the Inducement Plan., and the Company had an aggregate of 969,713 shares of its common stock available for future issuance under the Inducement Plan.
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
The assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2025	2024
Volatility	76.2%	84.2%
Risk-free interest rate	4.18%	4.07%
Expected life (years)	6.19	6.21
Dividend yield rate	—%	—%

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
A summary of stock option activity for the three months ended March 31, 2025, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Per Share	Terms (Years)	Value
Outstanding as of December 31, 2024	6,151,069	$10.29	6.16	$10,691
Granted	891,477	13.57
Exercised	(96,658)	7.60
Cancelled/forfeited	(56,841)	12.46
Outstanding as of March 31, 2025	6,889,047	$10.73	6.41	$14,618
Vested and expected to vest at March 31, 2025	6,889,047	$10.73	6.41	$14,618
Exercisable as of March 31, 2025	4,180,826	$10.02	4.88	$11,729
The weighted average grant date fair value per share of stock options granted during the three months ended March 31, 2025 and 2024 was $9.49 and $9.66, respectively. The total intrinsic value of stock options that vested during the three months ended March 31, 2025 and 2024 was $554 and $239, respectively The aggregate intrinsic value of outstanding and exercisable options represents the excess of the fair market value of the Company’s common stock over the exercise price of underlying options as of March 31, 2025 and December 31, 2024.

Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined at the grant date based on the common share price.
A summary of RSU activity for the three months ended March 31, 2025, is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding as of December 31, 2024	3,378,867	$10.80
Granted	886,713	13.42
Vested	(854,614)	9.67
Forfeited	(69,795)	11.18
Outstanding as of March 31, 2025	3,341,171	$11.78
The total fair value of restricted stock units that vested during the three months ended March 31, 2025 and 2024 was $11,364 and $11,139, respectively.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Performance Restricted Stock Units
The Company’s Board of Directors grants performance restricted stock units (“PRSUs”) to certain executive officers under the Plan with various vesting terms. The PRSU awards vest based on the achievement of certain pre-established performance measures.
A summary of PRSU activity for the three months ended March 31, 2025, is presented below:

	Performance	Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding as of December 31, 2024	395,984	$12.12
Granted	353,663	13.58
Outstanding as of March 31, 2025	749,647	$12.81
Certain PRSUs are eligible to receive shares up to 200% of the target amount included in the table above if target performance conditions are exceeded. If all performance criteria are fully attained, the total shares issuable under outstanding PRSUs would be 1,322,795.
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
The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$5,749	$4,863
Research and development	179	216
Total stock-based compensation expense	$5,928	$5,079
In addition to the amounts recorded in selling, general and administrative and research and development, the Company capitalized $38 of stock-based compensation expense as part of capitalized software during the three months ended March 31, 2025. As of March 31, 2025, unrecognized compensation cost totaled $56,728 and will be recognized over a weighted-average period of 2.6 years.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 11. Medytox Settlement Agreements
Medytox Settlement Agreements
In February 2021, the Company settled litigation claims related to a complaint against us filed by Allergan and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan (the “U.S. Settlement Agreement”), and another Settlement and License Agreement with Medytox (the “ROW Settlement Agreement”). The Company refers to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the “Medytox Settlement Agreements.” From September 17, 2022 to September 16, 2032, the Company has paid and will pay Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories pursuant to the Medytox Settlement Agreements.
As of March 31, 2025, the Company accrued $4,095 for royalties under the Medytox Settlement Agreements. As of December 31, 2024, the Company accrued $4,743 for royalties under the Medytox Settlement Agreements.
Note 12. Segment Reporting
The Company conducts business as a single operating segment, which is the business of performance beauty focused on delivering products in the cash-pay aesthetic market. The Company’s chief executive officer, who is the CODM, reviews financial information on a consolidated basis for allocating and evaluating financial performance. The single operating segment is further based upon the Company’s organizational and management structure and other factors.
The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net loss, which is utilized to evaluate the achievement of the Company’s business operations. The table below shows the Company’s reconciliation of revenue and significant segment items to net loss, regularly provided to and reviewed by the CODM, as computed under U.S. GAAP:

	Three Months Ended March 31,
	2025	2024

Net revenues	$68,522	$59,333
Less:
Product cost of goods sold	21,129	18,067
Amortization of distribution right	738	763
Selling, general and administrative	50,891	40,260
Research and development	2,033	1,862
Revaluation of contingent royalty obligation	2,151	1,578
Stock-based compensation	5,928	5,079
Depreciation and amortization	824	646
Interest income	(710)	(517)
Interest expense	4,415	4,702
Other expense, net	(57)	(45)
Income tax provision	72	47
Net loss	$(18,892)	$(13,109)

Assets provided to the CODM are consistent with those reported on the accompanying condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents, and financial instruments owned, reduced by current liabilities.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 13. Subsequent Events
See Note 7. Term Loans for additional information.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q.
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products in the cash-pay aesthetic market. Our first product, Jeuveau® (prabotulinumtoxinA-xvfs), is currently sold in the United States, Canada, certain European countries and Australia. We have commercial launch plans in additional countries which we expect to implement in the next few years. We are also actively pursuing the commercialization and further regulatory approvals of Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels that includes mid face, nasolabial folds, lips and eyes. In October 2024, regulatory approval was received in the European Union for four products in the Evolysse™ line: Evolysse™ Form, Evolysse™ Smooth, Evolysse™ Sculpt and Evolysse™ Lips. In February 2025, we received approval from the U.S. Food and Drug Administration, or the FDA, for Evolysse™ Form and Evolysse™ Smooth injectable HA gels for wrinkles and folds, such as nasolabial folds. In April 2025, we launched Evolysse™ Form and Evolysse™ Smooth in the United States. We also anticipate launching all four approved Evolysse™ products in Europe in the second half of 2025.
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
Market Trends and Uncertainties
The global economy, including the financial and credit markets, has recently experienced volatility and disruptions, increases in inflation rates, rising interest rates, new and threatened tariffs, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We expect elevated levels of cost inflation and recently enacted tariffs by the U.S. to continue, potentially impacting consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation or recently enacted tariffs by the U.S. on our financial condition, results of operations or cash flows in the future.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue:
Product revenue, net	$68.1	$59.0
Service revenue	0.4	0.4
Total net revenues	68.5	59.3
Cost of goods sold	21.9	18.8
Gross profit	46.7	40.5
Gross profit margin	68.1%	68.3%
Operating expenses:
Selling, general and administrative	56.6	45.1
Research and development	2.2	2.1
Revaluation of contingent royalty obligation payable to Evolus Founders	2.2	1.6
Depreciation and amortization	0.8	0.6
Total operating expenses	61.8	49.4
Loss from operations	(15.2)	(8.9)
Other income (expense):
Non-operating expense, net	(3.7)	(4.2)
Other income, net	0.1	0.0
Loss before income taxes:	(18.8)	(13.1)
Income tax expense	0.1	0.0
Net loss	(18.9)	(13.1)
Unrealized income (loss), net of tax	0.1	(0.1)
Comprehensive loss	$(18.8)	$(13.2)
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
Net revenues of Jeuveau® sales increased by $9.2 million, or 15.5%, to $68.5 million for the three months ended March 31, 2025 from $59.3 million for the three months ended March 31, 2024, primarily due to higher sales volumes. Net revenues during the three months ended March 31, 2025 and 2024 consisted of $0.4 million of service revenue from the sale of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market as well as the success of the commercial launch of EvolysseTM Form and EvolysseTM Smooth products in the United States and the EvolysseTM injectable HA gel collection in Europe, and on regulatory approval for the EvolysseTM Sculpt, and Lips products in the United States.

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
Cost of goods sold, increased by $3.1 million, or 16.5%, to $21.9 million for the three months ended March 31, 2025 from $18.8 million from the three months ended March 31, 2024 primarily due to higher sales volume of Jeuveau®. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues until the expiration of our Medytox royalty obligation in September 2032.
Gross Profit Margin
Our gross profit margin was 68.1% and 68.3% for the three months ended March 31, 2025 and 2024, respectively. We anticipate our gross profit margin will fluctuate as we implement various incentive programs that may affect the average selling price for Jeuveau® and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $11.5 million, or 25.5%, to $56.6 million for the three months ended March 31, 2025 from $45.1 million for the three months ended March 31, 2024, primarily resulting from increasing personnel costs related to our commercial activities. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches.
Research and Development
Research and development expenses increased by $0.1 million, or 4.8%, to $2.2 million for the three months ended March 31, 2025 from $2.1 million for the three months ended March 31, 2024. The increase was primarily attributable to increasing our clinical operations and research and development expenses related to EvolysseTM. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the founders of Evolus, or Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended March 31, 2025 and 2024, the revaluation charges of $2.2 million and $1.6 million, respectively, were primarily driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.2 million, or 33.3%, to $0.8 million for the three months ended March 31, 2025 from $0.6 million for the three months ended March 31, 2024, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, Net
Non-operating expense, net, decreased by $0.5 million, or 11.5%, to $3.7 million for the three months ended March 31, 2025 from $4.2 million for the three months ended March 31, 2024, primarily due to interest expense on the Pharmakon Term Loans. Interest on the Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense
There was minimal income tax expense for each of the three months ended March 31, 2025 and 2024.
Liquidity and Capital Resources
As of March 31, 2025 we had cash and cash equivalents of $67.9 million, positive working capital of $75.5 million and stockholders’ deficit of $6.6 million.

We began selling Jeuveau® in May 2019 and have a relatively limited history of generating revenues. Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $628.3 million as of March 31, 2025 as a result of ongoing efforts to develop and commercialize Jeuveau®, including providing selling, general and administrative support for our operations. We had net loss of $18.9 million and $13.1 million in the three months ended March 31, 2025 and 2024, respectively. We had a loss from operations of $15.2 million and $8.9 million in the three months ended March 31, 2025 and 2024, respectively. We used net cash of $15.6 million and $10.6 million in operating activities in the three months ended March 31, 2025 and 2024, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for Jeuveau® in the U.S., Europe, and Australia, launch commercially Evolysse™ Form, and Evolysse™ Smooth in the U.S., prepare for commercial launch of the Evolysse™ Form, Smooth, Sculpt and Lips injectable HA gels product line in Europe, and pursue regulatory approvals in other jurisdictions for Jeuveau® and Evolysse™ products.
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
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. We have not sold any shares under the ATM Sales Agreement. See Note 10. Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report for additional information.
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
On May 5, 2025, we entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon, which amends and restates the previous loan agreement in its entirety. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to us in an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded on entry into the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election. (collectively, the “New Pharmakon Term Loans”). The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum.
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

As of March 31, 2025, we recorded an aggregate balance of $44.6 million on our balance sheet for the future royalty payment obligation to Evolus Founders.
Litigation Settlement
In February 2021, we settled litigation claims related to a complaint against us filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the Medytox Settlement Agreements. From September 17, 2022 to September 16, 2032, we have paid and will pay to Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories.
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
Symatese U.S. Agreement
Our agreement (the “Symatese U.S. Agreement”) with Symatese Aesthetics S.A.S (“Symatese”), provides us with an exclusive right to commercialize and distribute the five injectable HA gel product candidates, Form, Smooth, Sculpt, Lips and Eye in the United States for use in the aesthetics and dermatological field of use. We also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of injectable HA gels. The Symatese U.S. Agreement includes certain milestone payments, development cost-sharing arrangements, and minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
Symatese Europe Agreement
Our agreement (the “Symatese Europe Agreement”) with Symatese provides us with an exclusive right to commercialize and distribute four injectable HA gel product candidates, Form, Smooth, Sculpt and Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. The Symatese Europe Agreement includes certain milestone payments and minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
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
•the cost of commercialization activities for Jeuveau®, the Evolysse™ injectable HA gel product line or any future product candidates that are approved or cleared for sale, including marketing, sales and distribution costs;
•the cost of maintaining or increasing in the future a sales force, the productivity of that sales force, the market acceptance of our products and the actions and product introductions of our competitors;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;
•any product liability or other lawsuits related to our products;
•the cost of any current litigation, including our ongoing shareholder derivative lawsuit;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property and any other future intellectual litigation we may be involved in; and

•the timing, receipt and amount of sales of any future approved or cleared products, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(15.6)	$(10.6)
Investing activities	(1.9)	(0.8)
Financing activities	(1.6)	45.7
Effect of exchange rates on cash	0.1	(0.1)
Change in cash and cash equivalents	(19.1)	34.1
Cash and cash equivalents, beginning of period	87.0	62.8
Cash and cash equivalents, end of period	$67.9	$97.0
Operating Activities
For the three months ended March 31, 2025, operating activities used $15.6 million of cash, which primarily resulted from our net loss of $18.9 million. Net operating assets and liabilities changed by $8.1 million, primarily driven by timing of collections from customers, payments to vendors and the timing of inventory purchases from our supplier. Operating activities also includes adjustments for certain non-cash charges including $5.9 million of stock-based compensation expense, $2.2 million in revaluation of our contingent royalty obligation payable to Evolus Founders, $1.1 million of provision for bad debts and $1.6 million of depreciation and amortization.
For the three months ended March 31, 2024, operating activities used $10.6 million of cash, which primarily resulted from our net loss of $13.1 million. Net operating assets and liabilities changed by $6.2 million, primarily driven by improved collections from customers, payments to vendors and the timing of inventory purchases from our supplier. Operating activities also includes adjustments for certain non-cash charges including $5.1 million of stock-based compensation expense, $1.6 million in revaluation of our contingent royalty obligation payable to Evolus Founders, $0.2 million of provision of allowance for doubtful accounts and $1.4 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $1.9 million for the three months ended March 31, 2025 compared to $0.8 million for the three months ended March 31, 2024, primarily driven by an increase in additions to capitalized software.
Financing Activities
Cash used in financing activities was $1.6 million for the three months ended March 31, 2025, compared to $45.7 million of cash provided by financing activities for the three months ended March 31, 2024, primarily driven by $2.4 million payment of contingent royalty obligation to Evolus Founders. For the three months ended March 31, 2024, cash provided by financing activities resulted from $47.0 million from a follow-on equity offering as described above.
Indebtedness
See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our Pharmakon Term Loans.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our Pharmakon Term Loans (future interest payments on our outstanding Pharmakon Term Loans total approximately $35.6 million, with $16.5 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders of a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox of a low-double digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 milestone payments under the Symatese U.S. Agreement consisting of €1.6 million in June 2025, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to three of the injectable HA gel products gaining approval prior to that date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of: €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the earlier of the third anniversary of certain regulatory approvals or following a year in which we achieves €25.0 million in revenue in Europe for the injectable HA gel products, and (vii) obligations under operating leases related to our office space which are described in more detail in Note 8. Operating Leases in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2. Summary of Significant Accounting Policies-Recent Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk” section in our Annual Report on Form 10-K filed for the year ended December 31, 2024 and to the notes to the consolidated financial statements included therein. As of the date of this report, there were no material changes in our financial market risks from the risks disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2024.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
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
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse™. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net loss of $18.9 million for the three months ended March 31, 2025, and we recorded a net losses of $50.4 million and $61.7 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $628.3 million as of March 31, 2025. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
Our products face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Both Jeuveau® and Evolysse™ compete within the medical aesthetics market. The medical aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Our products face, and we anticipate that our future products will face, significant competition from other facial aesthetic products, such as other injectable toxins and dermal fillers. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including AbbVie, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Within the dermal filler market we will also face large, experienced competitors such as AbbVie and Galderma S.A. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the medical aesthetic market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
These competitors may also try to compete with our aesthetic products on price both directly, through rebates and promotional programs to high volume customers and coupons to consumers, and indirectly, through attractive product bundling with complimentary products, such as injectable HA gels that offer convenience and an effectively lower price compared to the total price of purchasing each product separately. These companies may also seek to compete based on their longer operating history. Larger companies may be better capitalized than us and, accordingly, are able to offer greater customer loyalty benefits to encourage repeat use of their products and finance a sustained global advertising campaign to compete with our commercialization efforts at launch. A number of our larger competitors also have access to a significant number of studies and publications that they could use to compete with us.

In the long term, we expect to expand our focus to the broader cash-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. obtained approval for an injectable botulinum toxin type A neurotoxin on September 8, 2022, called “Daxxify” and Hugel, Inc. obtained approval for its injectable botulinum toxin type A neurotoxin on February 29, 2024. Additionally, both Galderma S.A. and Medytox have submitted a Biologics License Application (“BLA”) to the FDA for an injectable botulinum toxin type A neurotoxin. With the approval of Revance Therapeutic’s and Hugel’s BLAs and the potential approval of additional BLAs, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader cash-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
In addition, competitors may develop new technologies within the medical aesthetic market that may be superior in safety and efficacy to our products or offer alternatives to the use of toxins or injectable HA gels, including surgical and radio frequency techniques. To compete successfully in the medical aesthetic market, we will have to demonstrate that our products are at least as safe and effective as current products sold by our competitors. Our products also compete with other medical aesthetic products or non-urgent aesthetic services. For example, consumers have recently prioritized spending on weight loss drugs or other beauty products which may impact the amount of discretionary income they have to spend on our products. Competition in the medical aesthetic market could result in price-cutting and reduced profit margins, any of which would harm our business, financial condition and results of operations.
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
Jeuveau® or the Evolysse™ collection of injectable HA gels may fail to gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau®, Evolysse™ and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ collection of injectable HA gels, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
The degree and rate of practitioner adoption of Jeuveau®, Evolysse™, and any product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs, training of our customers and ability to overcome any biases aesthetic practitioners or consumers may have toward the use, safety and efficacy of existing products over our products. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than our current approved product offerings allow.
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
We are reliant on Symatese to achieve and maintain regulatory approval for the Evolysse™ product line in the United States. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse™ products would negatively affect our ability to sell these products.
The FDA and European regulatory processes for medical devices such as Evolysse™ are complex, time-consuming and subject to numerous inherent risks. Before future products within the Evolysse™ collection can be marketed in the United States, Symatese must obtain regulatory approval for the injectable HA gels. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
We are substantially dependent on our relationship with Symatese for the regulatory approval process of the Evolysse™ injectable HA gel product candidates. While we have agreed to share certain costs associated with the regulatory approval process to provide our experience to Symatese, Symatese is ultimately responsible for obtaining regulatory approval of the Evolysse™ product line. If Symatese encounters difficulties or delays in obtaining regulatory approvals for these products, our ability to commercialize and generate revenue from these products could be materially and adversely affected. As a result, our reliance on Symatese for the regulatory approval process exposes us to risks associated with Symatese’s ability to successfully navigate the complex regulatory landscape. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition, and results of operations.
In addition, if Symatese fails to maintain compliance with applicable regulatory requirements or if regulatory authorities impose new requirements, the approval process could be delayed or approvals could be denied. This may result in additional costs, reduced revenue projections, and potential harm to our business, reputation and market position.
We may require additional financing to fund our future operations or execute corporate development activities and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval and launch our products in multiple markets. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell our products and for the continued clinical development of Evolysse™ products and any additional product candidates we may choose to pursue. While we believe that we currently have adequate capital resources, which consist of cash and cash equivalents and cash generated from operations, to operate our business until our business generates profits and positive cash flow, this belief is based upon certain financial assumptions including net revenue, gross margin, working capital and expense assumptions. If these assumptions are incorrect, or if we experience other risks or uncertainties set forth in this Quarterly Report on Form 10-Q, we may require additional capital to operate our business.
We expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing our products within and outside of the United States. We have also agreed to reimburse Symatese for certain clinical trial expenses related to the Evolysse™ Lip and Eye products in the United States and for certain regulatory filing fees in Europe. In the long term, our expenditures will include costs associated with the commercialization of our products, research and development, approval and commercialization of products and any of our future product candidates, including continued development of the Evolysse™ collection of injectable HA gels, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling the products approved for sale and any products approved for sale in the future. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell our products. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
If we were to raise additional capital through marketing and distribution arrangements, or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed or variable payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to market and sell Jeuveau®, Evolysse™ or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
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
If we or our counterparties do not comply with the terms of our settlement agreement with Medytox, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business, our financial condition and ability to continue as a going concern.
Effective February 18, 2021, we entered into the Medytox Settlement Agreements, under which we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox Settlement Agreements, including Jeuveau®, in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation and related remedies, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox Actions, and (iii) releases of claims against us for the Medytox Actions.

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
Because we do not expect our products to be reimbursed by any government or third-party payor, our products will continue to be paid for directly by the consumer. Demand for our products is accordingly tied to the discretionary spending levels of our targeted consumer population. A severe or prolonged economic downturn, instability or crises affecting banks or other financial institutions, or inflation in consumer prices, as we are currently experiencing, could result in a variety of risks to our business, including a decline in the discretionary spending of our target consumer population, which could lead to a weakened demand for our products, or any future product candidates. A severe or prolonged economic downturn may also affect our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, instability or crises affecting banks or other financial institutions, or political disruption or geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Additionally, changes in trade policies, including increased or proposed tariffs in the United States or retaliatory tariffs in response to such tariffs would cause an increase in our cost of goods related to our products. Inflation in the markets we serve could similarly impact our revenues, as consumer spending power could decline. Any of the foregoing could harm our business.
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
Each of our approved products have specific approved indications for use. The terms of the approvals for each of our products restrict our ability to market or advertise those products for other indications, which could limit aesthetic practitioner and consumer adoption. Under the Federal Food Drug and Cosmetic Act, we may generally only market products for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin and dermal filler products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, AbbVie, has obtained and plans to obtain additional indications for its neurotoxin and dermal filler products within medical aesthetics and, therefore, is able to market its product across a greater number of indications than Jeuveau® and Evolysse™. If we are unable to obtain approval for indications in addition to our approved indications, our marketing efforts for Jeuveau® and Evolysse™ will be severely limited. As a result, we may not generate aesthetic practitioner and consumer demand or approval our products.
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
If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the European Medicines Agency, or EMA and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to the FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
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
Although most of our effort is focused on the commercialization of Jeuveau® and Evolysse™, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the cash-pay aesthetic market. Our competitors are currently able to bundle multiple aesthetic products to provide a more comprehensive offering than we can. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising aesthetic product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
As of March 31, 2025, we had 372 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We have incurred substantial losses during our history and we may never achieve profitability. We have generated taxable losses and unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, and Section 163(j) interest expense carryforwards, to offset its post-change income may be limited. As of December 31, 2024, we had $315.2 million of federal NOLs, $38.9 million of foreign NOLs, and $232.0 million of state NOLs available to offset our future taxable income, if any. Additionally, we had federal and California research and development credit carryforwards of $2.9 million each, as well as $34.7 million in federal Section 163(j) interest expense carryforwards as of December 31, 2024. These tax attributes, such as NOLs, and research and development tax credit carryforwards are set to expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, which could restrict our ability to utilize our pre-change NOLs, research and development credit, and Section 163(j) interest expense carryforwards for offsetting U.S. federal taxable income, potentially leading to increased future tax liability. In addition, there may be periods during which the use of tax attributes is suspended or otherwise limited, which could accelerate or permanently increase taxes owed.
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
On May 9, 2023, we and Pharmakon entered into the Third Amendment to the Loan Agreement. Among other changes, the Third Amendment implements the transition from a LIBOR based interest rate to a SOFR based interest rate. SOFR is calculated differently from LIBOR and since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates. It is possible that SOFR over time may bear little or no relation to the historical actual or historical indicative data. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate and the applicable credit adjustment would result in higher borrowing costs for us, and could adversely affect our liquidity, financial condition, and earnings. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may negatively impact our financial results.

Risks Related to Our Relationship with Our Licensors
We rely on the Daewoong Agreement, the Symatese U.S. Agreement and the Symatese Europe Agreement and any termination or loss of significant rights, including exclusivity, under these agreements would materially and adversely affect our business.
Our ability to exclusively commercialize Jeuveau® and Evolysse™ are completely dependent on the Daewoong Agreement and the Symatese U.S. Agreement and Symatese Europe Agreement, respectively. Under each agreement we have numerous obligations, including minimum product purchases, milestone payments and commercialization and development obligations. If we breach any material obligation, our partners may terminate or decrease our rights under the agreements. If we were to lose rights under the Daewoong Agreement, or either of the Symatese agreements, we would experience an immediate reduction in our revenues and future business opportunities. We believe it would be difficult to find an alternative supplier of these products. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with either of our partners the demand for our products could be materially and adversely affected.
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

The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. For example, tariffs recently imposed by the United States are expected to increase the cost of our products, which we import from manufacturers outside the United States. If tariffs impact global supply chains, have a negative impact on consumer sentiment or cause a significant increase in our costs and we are unable to successfully make up for these increased costs, our revenues could be harmed, which would have an adverse effect on our business.
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
Third parties may assert that we or any of our current or future licensors, including Daewoong or Symatese, are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of our products or any future product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our products or any future product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our products or any future product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
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
Additionally, we are aware that multiple entrants into the injectable HA gel market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their injectable HA gel products. As the importer of record and commercial distributor of Evolysse™, we may be required to defend these cases, which may result in increased legal costs and royalty costs.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug and biologic products, such as our neurotoxin product, and medical devices, such as our injectable HA gel product candidates, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may:
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
Regulatory approval of a BLA or BLA supplement, premarket approval, marketing authorization application, or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for the FDA, the EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, the EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:
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
•general requirements intended to address risks associated with a class of drugs, such as a new REMS requirement for neurotoxins, injectable HA gels or other aesthetic products;
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
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products and any other future product candidates, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice, or GCP, requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
From time to time, legislation is drafted and introduced in the U.S. Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. Such changes could, among other things, require changes to manufacturing or marketing methods, changes to product labeling or promotional materials, recall, replacement, or discontinuance of one or more of our products; and additional recordkeeping. Additionally, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, the ability to accept the payment of user fees, statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. For example, the current administration has stated its intention to focus on decreasing government spending and has made significant staffing reductions in the federal government. Any funding or staffing reductions at the FDA could impact the FDA’s ability to review and approve new products, which could make it more difficult and expensive to obtain approval of our products and/or bring our products to market.
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
As disclosed in Part II, Item 1. “Legal Proceedings” we are a nominal defendant in derivative lawsuits filed against certain of our officers and directors. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We have also been and may in the future be the target of securities class action or derivative litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to Securities Act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the three months ended March 31, 2025 has ranged from a low of $9.47 to a high of $15.04. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•adverse developments in the regulatory approval process for Evolysse™ or any future product;
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.      Exhibits
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

Evolus, Inc.

Date:	May 7, 2025	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Sandra Beaver
Sandra Beaver
Chief Financial Officer
(Principal Financial Officer)