Form 10-Q
period 2025-06-30
Evolus, Inc.
filed 2025-08-05
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of August 1, 2025, 64,685,419 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, economic conditions, our plans and expectations regarding regulatory approval, and commercial launch of our products, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. These statements include, among other things, statements relating to our expectations regarding our business, operations and market conditions, including our expectations regarding the market size and opportunity of our products. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A. Risk Factors in this Quarterly Report.
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
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors,” the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
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
•Our products rely on consumer discretionary spending and the purchasing decisions of our customers, both of which are sensitive to global economic conditions, including the imposition of tariffs, or changes in consumer or customer sentiment.

•Our business is subject to trade policy risks, including tariffs and regulatory actions on imports which may have a material adverse impact on our results of operations and financial condition
•We are reliant on Symatese to achieve and maintain regulatory approval for the Evolysse™ product line in the United States. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse™ products would negatively affect our ability to sell these products.
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

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (unaudited)
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data; Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$61,738	$86,952
Accounts receivable, net	47,709	47,682
Inventories	26,457	12,158
Prepaid expenses	4,792	3,349
Other current assets	4,274	1,201
Total current assets	144,970	151,342
Property and equipment, net	3,653	3,222
Operating lease right-of-use assets	7,827	7,185
Intangible assets, net	49,347	48,754
Goodwill	21,208	21,208
Other assets	1,798	858
Total assets	$228,803	$232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$23,312	$9,236
Accrued expenses	27,949	40,791
Current portion of operating lease liabilities	2,392	1,718
Current portion of contingent royalty obligation payable to Evolus Founders	10,097	11,215
Total current liabilities	63,750	62,960
Long-term portion of operating lease liabilities	7,039	6,755
Long-term portion of contingent royalty obligation payable to Evolus Founders	28,489	33,550
Long-term portion of term loan, net of discount and issuance costs	145,475	121,506
Contingent milestone payment	2,681	2,270
Deferred tax liability	21	6
Total liabilities	247,455	227,047
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 64,638,978 and 63,497,548 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	627,379	615,825
Accumulated other comprehensive loss	(599)	(905)
Accumulated deficit	(645,433)	(609,399)
Total stockholders’ equity (deficit)	(18,652)	5,522
Total liabilities and stockholders’ equity (deficit)	$228,803	$232,569
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$68,699	$66,222	$136,773	$125,186
Service revenue	688	687	1,136	1,056
Total net revenues	69,387	66,909	137,909	126,242
Cost of goods sold	24,067	19,841	45,934	38,671
Gross profit	45,320	47,068	91,975	87,571
Operating expenses:
Selling, general and administrative	56,675	50,152	113,315	95,275
Research and development	1,837	2,350	4,049	4,428
Revaluation of contingent royalty obligation payable to Evolus Founders	(3,914)	1,605	(1,763)	3,183
Depreciation and amortization	932	663	1,756	1,309
Total operating expenses	55,530	54,770	117,357	104,195
Loss from operations	(10,210)	(7,702)	(25,382)	(16,624)
Other income (expense):
Interest income	479	1,029	1,189	1,546
Interest expense	(7,207)	(4,696)	(11,622)	(9,398)
Other income (expense), net	(151)	62	(94)	107
Loss before income taxes	(17,089)	(11,307)	(35,909)	(24,369)
Income tax expense	(53)	(43)	(125)	(90)
Net loss	$(17,142)	$(11,350)	$(36,034)	$(24,459)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	240	(44)	306	(174)
Comprehensive loss	$(16,902)	$(11,394)	$(35,728)	$(24,633)
Net loss per share, basic and diluted	$(0.27)	$(0.18)	$(0.56)	$(0.40)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	64,539,291	62,724,604	64,120,287	60,760,958
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock upon follow-on offering, net of issuance costs	3,554,000	—	46,794	—	—	46,794
Issuance of common stock in connection with the incentive equity plan	899,411	—	487	—	—	487
Stock-based compensation	—	—	5,090	—	—	5,090
Net loss	—	—	—	—	(13,109)	(13,109)
Other comprehensive loss	—	—	—	(130)	—	(130)
Balance at March 31, 2024	62,274,032	$1	$591,087	$(557)	$(572,088)	$18,443
Issuance of common stock upon follow-on offering, net of issuance costs	318,100	—	$4,169	$—	$—	$4,169
Issuance of common stock in connection with the incentive equity plan	460,466	—	2,300	—	—	2,300
Stock-based compensation	—	—	5,796	—	—	5,796
Net loss	—	—	—	—	(11,350)	(11,350)
Other comprehensive loss	—	—	—	(44)	—	(44)
Balance at June 30, 2024	63,052,598	$1	$603,352	$(601)	$(583,438)	$19,314

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
Issuance of common stock in connection with the incentive equity plan	951,272	—	734	—	—	734
Stock-based compensation	—	—	5,966	—	—	5,966
Net loss	—	—	—	—	(18,892)	(18,892)
Other comprehensive income	—	—	—	66	—	66
Balance at March 31, 2025	64,448,820	$1	$622,525	$(839)	$(628,291)	$(6,604)
Issuance of common stock in connection with the incentive equity plan	190,158	—	$331	$—	$—	$331
Stock-based compensation	—	—	4,523	—	—	4,523
Net loss	—	—	—	—	(17,142)	(17,142)
Other comprehensive income	—	—	—	240	—	240
Balance at June 30, 2025	64,638,978	$1	$627,379	$(599)	$(645,433)	$(18,652)
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(36,034)	$(24,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,301	2,836
Stock-based compensation	10,416	10,863
Provision for bad debts	1,754	770
Amortization of operating lease right-of-use assets	572	301
Amortization of debt discount and issuance costs	610	559
Deferred income taxes	15	2
Revaluation of contingent royalty obligation payable to Evolus Founders	(1,763)	3,183
Other adjustments to operating activities	480	—
Changes in operating assets and liabilities:
Inventories	(4,291)	3,749
Accounts receivable	(1,781)	(13,390)
Prepaid expenses	(1,443)	193
Accounts payable	3,945	(246)
Accrued expenses	(12,835)	(1,023)
Operating lease liabilities	(256)	(353)
Other operating assets	(3,113)	(70)
Net cash used in operating activities	(40,423)	(17,085)
Cash flows from investing activities
Purchases of property and equipment	(1,007)	(721)
Additions to capitalized software	(3,121)	(1,330)
Net cash used in investing activities	(4,128)	(2,051)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(4,416)	(3,607)
Proceeds from issuance and modification of debt instruments	25,000	—
Payments for debt modification fees and costs	(2,610)	—
Proceeds from follow-on offering	—	51,211
Payments for offering costs	—	(248)
Issuance of common stock in connection with incentive equity plan	1,065	2,787
Payment of financing lease obligation	(7)	—
Net cash provided by financing activities	19,032	50,143
Effect of exchange rates on cash and cash equivalents	305	(174)
Net increase (decrease) in cash and cash equivalents	(25,214)	30,833
Cash and cash equivalents, beginning of period	86,952	62,838
Cash and cash equivalents, end of period	$61,738	$93,671
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands; Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$7,786	$8,838
Cash paid for income taxes	317	164
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company’s portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs), a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults and Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels. Evolysse™ Form and Evolysse™ Smooth were launched in the United States in April 2025 indicated for wrinkles and folds, such as nasolabial folds, in adults. The Company expects to launch all four Evolysse™ products in Europe in the first quarter of 2026 and anticipates two additional Evolysse™ products to be approved and launched in the United States in 2026 and 2027. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities. For the three and six months ended June 30, 2025, the Company recorded loss from operations of $10,210 and $25,382, respectively, and a total net loss of $17,142 and $36,034, respectively. The Company used $40,423 of cash from operations during the six months ended June 30, 2025. As of June 30, 2025, the Company had $61,738 in cash and cash equivalents and an accumulated deficit of $645,433.
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
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. On May 5, 2025, the Company entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon (as defined below), which agreed to make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of an initial $150,000 tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
America (“GAAP”) and the requirements of the SEC for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the interim periods. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2025 or for any other interim period or any future year.
The accompanying unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 4, 2025.
Principles of Consolidation
The Company’s interim unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiaries and have been prepared in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare condensed consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported condensed consolidated financial statements. These estimates include, but are not limited to net revenues, allowance for doubtful accounts, fair value measurements and stock-based compensation, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates and may result in material effects on the Company’s operating results and financial position.
Risks and Uncertainties
The Company is party to an agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), pursuant to which the Company received an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, the European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Jeuveau® is manufactured by Daewoong in a facility in South Korea. The Company also has the option to negotiate first with Daewoong to secure a distribution license for any product that Daewoong directly or indirectly develops or commercializes that is classified as an injectable botulinum toxin (other than Jeuveau®) in a territory covered by the Daewoong Agreement. The Company relies on Daewoong, its exclusive and sole supplier, to manufacture Jeuveau®. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect the Company’s commercialization of Jeuveau®. See Note 9. Commitments and Contingencies and Note 11. Medytox Settlement Agreements for additional information.
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
The Company is party to an agreement with Symatese Aesthetics S.A.S. (“Symatese”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute five injectable HA gel product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. The Company relies on Symatese, its sole supplier, to manufacture Evolysse™. Any termination or loss of significant rights, including exclusivity, would materially and adversely affect the Company’s commercialization of Evolysse™.
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau® and Evolysse™, the Company’s approved products, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau® and Evolysse™,

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by aesthetic practitioners and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less on the date of acquisition that can be liquidated without prior notice or penalty. Cash and cash equivalents may include deposits, money market funds and debt securities. Amounts receivable from credit card issuers are typically converted to cash within two to four days of the original sales transaction and are considered to be cash equivalents.
Inventories and Cost of Goods Sold
Inventories consist of finished goods held for sale and distribution. Cost is determined using the first-in, first-out method. Inventory is measured at the lower of cost or net realizable value based on a number of factors including, but not limited to, damage, expiration, or changes in price level.
For the three and six months ended June 30, 2025, cost of goods sold consisted of inventory cost, amortization of intangible asset relating to distribution right and certain royalties on the sale of the Company’s products. The prior year condensed consolidated statement of operations and comprehensive loss has been adjusted to conform to this presentation.
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements with respect to assets and liabilities that are measured at fair value on a recurring basis and non-recurring basis. Under the standard, fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in an orderly transaction between market participants in a principal market on the measurement date.
The standard also establishes a hierarchy for inputs used in measuring fair value and consists of the following three-tiered valuation hierarchy for disclosure of fair value measurement:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
•Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•Level 3—Prices or valuation techniques that require inputs that are unobservable, that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are recognized over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of depreciable assets are three years for computers, three to five years for equipment, and five years for furniture and marketing fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performs an annual qualitative assessment of its goodwill in the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If it is determined, based upon the qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, then a quantitative impairment test is performed. Alternatively, the Company may bypass the qualitative assessment for a reporting unit and directly perform the quantitative goodwill impairment test. For the purpose of goodwill impairment testing, the Company has determined that it has one reporting unit. There was no impairment of goodwill for any of the periods presented.
Contingent Milestone Payment
Symatese U.S. Agreement
On May 9, 2023, the Company and Symatese, entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute the Evolysse™ products in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of injectable HA gels.
As consideration for the rights granted under the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of June 30, 2025, regulatory approval of three of the Products has not been achieved, and no annual milestone payments have been made. The Symatese U.S. Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the U.S. Food and Drug Administration (“FDA”).
The initial term of the Symatese U.S. Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese U.S. Agreement.
Symatese Europe Agreement
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute four injectable HA gel product candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. The initial agreement is for a term of fifteen (15) years, with automatic year renewal provisions.
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
Intangible Assets
The distribution right intangible asset related to Jeuveau® is amortized over the period the asset is expected to contribute to the future cash flows of the Company. The Company determined that the pattern of this intangible asset’s future cash flows could not be readily determined with a high level of precision. As a result, the distribution right intangible asset is being amortized on a straight-line basis over the estimated useful life of 20 years.
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
The Company reviews long-term and identifiable definite-lived intangible assets or asset groups for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset or an asset group, then further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount of the asset or asset groups exceeds the fair value for assets to be held and used or fair value less cost to sell for assets to be disposed of. The Company also reviews the useful lives of its assets periodically to determine whether events and circumstances warrant a revision to the remaining useful life. Changes in the useful life are adjusted prospectively by revising the remaining period over which the asset is amortized. There was no material impairment of long-lived assets for any periods presented.
Leases
At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the contract contains a lease and upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in operating lease ROU assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the accompanying condensed consolidated balance sheets.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognized rent expense on a straight-line basis over the lease term. There were no significant finance leases as of June 30, 2025.
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
The Company determines the fair value of the contingent royalty obligation payable at each reporting period end based on Level 3 inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
are determined at each reporting period end and recorded in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss and as a change to the liability in the condensed consolidated balance sheets.
Long-Term Debt
Long-term debt represents the debt balance with Pharmakon (see Note 7. Term Loans), net of discount and issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
Foreign Currency Translation
The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates as of balance sheet date, and income and expense items are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains and losses arising from translation are recorded in “Accumulated other comprehensive loss” in stockholders’ equity in the accompanying condensed consolidated balance sheets. Foreign currency gains or losses on transactions denominated in a currency other than the Company’s functional currency are recorded in “Currency translation adjustment” in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
General
The Company generates product revenue from the sale of Jeuveau® in the United States, Europe and Australia, the sale of Evolysse™ in the United States, and service revenue from the sale of Jeuveau® through a distribution partner in Canada.
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
•Consumer Loyalty Program — The Company’s consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using the Company’s products and redeem the rewards for the products in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. When the Company’s products are sold to customers, the invoice price is allocated between the product sold and the material right associated with the reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on estimated average selling price at the time of redemption and the expected redemption rate by customers based on historical sales data. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenues at that time.
•Co-Branded Marketing Programs — The Company offers eligible customers, with a certain levels of purchases, advertising co-branded with the Company. The co-branded advertising represents a performance obligation. When the products are sold to customers, the invoice price is allocated between the product sold and the advertisement. The standalone selling price of the advertisement is measured based on the estimated market value of similar advertisement adjusted for the customer’s portion of the advertisement. The portion of invoice price allocated to the advertisement is initially recorded as deferred revenue. Subsequently, when the advertisement airs, the deferred revenue is recognized in net revenues at that time.
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2025 and December 31, 2024, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any material contract assets or unbilled receivables as of June 30, 2025 and December 31, 2024. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers primarily relating to the rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accrued expenses in the accompanying condensed consolidated balance sheets.
As of June 30, 2025 and December 31, 2024, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $8,726 and $14,454, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2025, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $10,157 and $20,318, respectively, which were offset by related payments, redemptions and adjustments of $8,726 and $26,046, respectively. For the three and six months ended June 30, 2024, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $9,368 and $17,996, respectively, which were offset by related payments, redemptions and adjustments of $6,335 and $17,288, respectively. The provisions for rebate, consumer loyalty programs and co-branded marketing programs were recorded as adjustments to gross revenues in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
During the six months ended June 30, 2025 and 2024, the Company recognized $13,833 and $9,765, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the net estimated realizable value and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information from internal and external sources relating to past events, current conditions, and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of June 30, 2025 and December 31, 2024, allowance for credit losses was $3,532 and $2,714, respectively. For the three and six months ended June 30, 2025, the provision for bad debts was $703 and $1,754, respectively, and the write-offs, net of recoveries were $54 and $936, respectively. For the three and six months ended June 30, 2024, the provision for bad debts was $582 and $770, respectively, and the write-offs, net of recoveries were $302 and $201, respectively.
Practical Expedients
The Company expenses sales commissions when incurred as the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not adjust the amount of promised consideration for the effects of time value of money for contracts in which the anticipated period between when the Company transfers the goods or services to the customer and when the customer pays is within one year.
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
Litigation Settlement
In connection with a litigation settlement, $5,000 was paid in the first quarter of 2023 and for the period from September 17, 2022 to September 16, 2032, the Company agreed to pay Medytox, Inc. (“Medytox”) a mid-single digit royalty percentage on all net sales of Jeuveau®. The royalty payments are made quarterly and recorded as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
See Note 11. Medytox Settlement Agreements for the details of the litigation settlement agreements.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees, consultants and members of the Board of Directors based on the fair value on the date of grant.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of certain subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
(“RSUs”) is based on the fair value of the Company’s common stock on the grant date. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.
The Company uses a Monte Carlo simulation model to determine the fair value of performance units with market conditions on the grant date. The Monte Carlo simulation model involves the generation of a large number of possible stock price outcomes for the Company’s stock, which is assumed to follow a Geometric Brownian Motion. The use of the Monte Carlo simulation model requires the input of a number of assumptions including expected volatility of the Company’s stock price, which is based on its historical volatility; risk-free interest rate, which is based on the treasury zero-coupon yield commensurate with the term of the performance unit as of the grant date; and expected dividends as applicable, which is zero, as the Company has never paid any cash dividends.
The fair value of stock options and RSUs with service conditions that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. The Company recognizes stock-based compensation for RSUs with performance conditions if it is probable that those performance conditions will be met. Stock-based compensation expense is recognized, net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in the selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $53 and $43, for the three months ended June 30, 2025 and 2024, respectively, and an income tax expense of $125 and $90 for the six months ended June 30, 2025 and 2024, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024, primarily as a result of the change in the valuation allowance offsetting deferred tax assets.
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
The Company monitors changes to the tax laws in the states where it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through June 30, 2025 to materially affect its condensed consolidated financial statements. The Internal Revenue Service reviewed the Company’s 2022 tax return during the first quarter of 2025 and accepted it as filed, but did not consider the year examined. Given the fact that the Company has generated net operating losses since inception, the Company’s tax returns for all years since inception are open under the statute of limitations for audit.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is computed based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
computation for the three and six months ended June 30, 2025 and 2024, were stock options of 6,558,707 and 6,325,383, respectively, and non-vested RSUs of 2,931,829 and 3,286,575, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances annual income tax disclosures by requiring entities to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt this ASU for the year ending December 31, 2025 and is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its consolidated financial statements and related disclosures.
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

	As of June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$38,586	$—	$—	$38,586

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,765	$—	$—	$44,765
There were no transfers of assets or liabilities measured at fair value on a recurring basis between levels as of June 30, 2025 or December 31, 2024.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of Jeuveau® net revenues of during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of June 30,

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2025 and December 31, 2024, the Company utilized a discount rate of 13% and 14%, reflecting changes in the Company’s market risk premium. Net revenue projections are also updated to reflect changes in the timing of expected sales. Generally, increases (decreases) to the projected net revenues are accompanied by a directionally similar change to the estimated fair value of the contingent royalty obligation, while significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported on the unaudited condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending fair value measurement of the contingent royalty obligation payable, which used significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value, beginning of period	$44,551	$44,779	$44,765	$45,030
Payments	(2,051)	(1,778)	(4,416)	(3,607)
Change in fair value recorded in operating expenses	(3,914)	1,605	(1,763)	3,183
Fair value, end of period	$38,586	$44,606	$38,586	$44,606
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of June 30, 2025 and December 31, 2024, the fair value of long-term debt was $146,694 and $132,078, respectively. The fair value of operating lease liabilities as of June 30, 2025 and December 31, 2024 approximated its carrying value.
Note 4.    Goodwill and Intangible Assets
The table below provides the original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(19,190)	$43,597
Capitalized software	16,681	(10,931)	5,750
Intangible assets, net	79,468	(30,121)	49,347
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of June 30, 2025	$100,676	$(30,121)	$70,555

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
The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2025 that are subject to amortization:

Fiscal year
Remaining in 2025	$3,320
2026	6,540
2027	3,914
2028	3,211
2029	3,211
Thereafter	29,151
$49,347
The Company capitalized $1,483 and $842 for the three months ended June 30, 2025 and 2024, respectively, and $3,363 and $1,477 for the six months ended June 30, 2025 and 2024, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $1,495 and $1,158 for the three months ended June 30, 2025 and 2024, respectively, and $2,770 and $2,312 for the six months ended June 30, 2025 and 2024, respectively, within cost of goods sold and depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2025 and December 31, 2024, $349 and $176, respectively, are included in “Accounts payable” in the accompanying condensed consolidated balance sheets, representing amounts related to expenditures on computer software developed for internal use. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 5. Accrued Expenses
Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued revenue contract liabilities	$8,726	$14,454
Accrued payroll and related benefits	6,522	14,127
Accrued royalties	4,279	4,743
Other accrued expenses(1)	8,422	7,467
Accrued expenses	$27,949	$40,791
(1) No individual item in “Other accrued expenses” exceeds 5% of total current liabilities.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 6. Property, Plant and Equipment
Property, plant and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Equipment	$540	$452
Furniture	838	702
Leasehold improvements	4,209	3,574
Computers	423	317
Marketing fixtures	1,700	1,700
Total property, plant, and equipment	7,710	6,745
Less: accumulated depreciation	(4,057)	(3,523)
Property, plant and equipment, net	$3,653	$3,222
For the three months ended June 30, 2025, and 2024, depreciation expense was $244 and $269, respectively, and $531 and $524 for the six months ended June 30, 2025, and 2024, respectively.
As of June 30, 2025 and December 31, 2024, $26 and $76, respectively, are included in “Accounts payable” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.
Note 7. Term Loans
Prior Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”), which was subsequently amended in December 2022 and May 2023 (as amended, the “Prior Pharmakon Loan Agreement”). Pursuant to the Prior Pharmakon Loan Agreement, Pharmakon made loans to the Company totaling $125,000 (the “Prior Pharmakon Term Loans”). From May 2023 to the modification of the loan in May 2025, the Prior Pharmakon Term Loans accrued interest at a per annum rate equal to the 3-month Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 1.0%) plus 8.5% per annum.
New Pharmakon Term Loans
On May 5, 2025, the Company entered into the A&R Loan Agreement with Pharmakon, which amended and restated the Prior Pharmakon Loan Agreement in its entirety. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of a $150,000 tranche, which was funded upon the execution of the A&R Loan Agreement, and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. Payments related to the New Pharmakon Term Loans are interest only with a balloon principal payment due on the maturity date, which is May 5, 2030. The initial tranche of $150,000 was released to the Company on May 5, 2025, which includes the $125,000 of principal amount relating to the Prior Pharmakon Term Loans and $25,000 of incremental borrowings. Total proceeds of $23,390 were received by the Company, net of discounts and fees paid to Pharmakon, from the funding of the initial tranche. The second and third tranches, each in the principal amount of up to $50,000 but no less than $25,000, will be advanced at the Company’s election, subject to the terms and conditions of the A&R Loan Agreement including payment of additional consideration of 1% on drawn principal of each tranche, and have a scheduled expiration date of December 31, 2026. The Company has the option to prepay all or any portion of the amounts owed prior to the maturity date, and all prepayments of principal are subject to certain prepayment premium. Additionally, the New Pharmakon Term Loans are subject to customary mandatory prepayments clauses, and all

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
prepayments and repayments of the New Pharmakon Term Loans are subject to an exit consideration premium equal to the amount of any principal repaid multiplied by 2.0%.
This transaction with Pharmakon and the New Pharmakon Term Loans issued under the A&R Loan Agreement are accounted for as a debt modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. Upon closing of the first tranche, the Company incurred a total of $5,644 in lender fees and debt modification costs relating to the New Pharmakon Term Loans. These fees and costs have been allocated based on specific identification basis between the funded and unfunded tranches. Direct lender fees of $1,610 allocated to the initial tranche of the New Pharmakon Term Loans have been presented as a deduction to the debt principal balance and amortized into interest expense using the effective interest method. Debt modification costs of $1,000 associated with the unfunded second and third tranches are deferred as an asset and is amortized into interest expense on a straight-line basis until the tranches are drawn upon which the remaining asset balance would be reclassified as a deduction to the principal amount and be amortized using the effective interest method. The remaining debt modification costs of $3,034 allocated to the first tranche were expensed as incurred, which is included in “Interest expense” in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.
The New Pharmakon Term Loans are secured by substantially all of the Company’s assets. The New Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, those that limit or restrict the Company’s ability to incur certain additional indebtedness, consummate certain change in control transactions, or incur any non-permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The New Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of June 30, 2025, the Company was in compliance with its debt covenants.
As of June 30, 2025, the borrowings outstanding under the New Pharmakon Term Loans were classified as long-term in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 10.42% as of June 30, 2025.
Term Loan obligations as of June 30, 2025 and December 31, 2024 consisted of the following:

	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(4,594)	$69	$145,475
Total long-term portion of term loan as of June 30, 2025	$150,000	$(4,594)	$69	$145,475

	Principal Balance	Unamortized Debt Financing Costs	Balance, Net
Prior Pharmakon Term Loans	$125,000	$(3,494)	$121,506
Total long-term portion of term loan as of December 31, 2024	$125,000	$(3,494)	$121,506
Note 8. Operating Leases
The Company maintains an operating lease for its corporate headquarters in Newport Beach, California. On October 16, 2024, the Company entered into an amendment, set to expire January 31, 2030, to lease additional office space for its corporate headquarters. In May 2025, the Company recognized additional ROU assets and lease liabilities in the amount of $1,214. Fixed cash payments under this amendment are estimated to be $1,782 over the term of the lease, and the Company accounted for this lease as an operating lease.
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
The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed operating lease expense	$535	$340	$1,006	$669
Variable operating lease expense	53	35	102	69
Operating lease expense	$588	$375	$1,108	$738
The weighted-average remaining lease term and discount rate are as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	4.6	5.1
Weighted-average discount rate	9.9%	9.7%
Operating lease expenses were included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease ROU assets and related current and long-term operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum payments under operating lease agreements with non-cancelable terms as of June 30, 2025:

Fiscal year
Remaining in 2025	$1,131
2026	2,529
2027	2,617
2028	2,709
2029	2,805
Thereafter	234
Total operating lease payments	12,025
Less: imputed interest	(2,594)
Present value of operating lease liabilities	$9,431
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
Total inventory payments to Daewoong were $21,786 and $38,849 for the three and six months ended June 30, 2025, respectively, and $18,443 and $26,620 for the three and six months ended June 30, 2024, respectively.
Symatese U.S. Agreement and Symatese Europe Agreement

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
Pursuant to the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of June 30, 2025, regulatory approval of three of the Products has not been achieved, and no annual milestone payments have been made.
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
Legal Proceedings
Shareholder Derivative Lawsuit
On November 27, 2020 and December 2, 2020, two putative Evolus shareholders filed substantially similar shareholder derivative actions in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors as defendants. The complaints alleged that Evolus made false and materially misleading statements and failed to disclose material adverse facts related to the Company’s acquisition of the right to sell Jeuveau®, the complaint against the Company filed by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”), and risks related to the ITC Action. The complaints assert claims for, among other things, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for contribution under Sections 10(b) and 21(D) of the Exchange Act. On December 29, 2020, the plaintiffs filed a joint stipulation to consolidate their actions and on February 5, 2021, the court consolidated the action under the caption In re Evolus, Inc. Derivative Litigation, No. 1:20-cv-09986-PPG, and adjourned defendants’ time to move, answer or otherwise respond to the complaints. On September 20, 2021, the court so-ordered the parties’ stipulated stay of the consolidated derivative suit pending the court’s decision on the defendants’ motion to dismiss the related putative federal securities class action, In re Evolus Inc. Securities Litigation, No. 1:20-cv-08647 (PGG) (S.D.N.Y.). The court granted that motion to dismiss on September 26, 2024, and entered final judgment in favor of the defendants on October 18, 2024, which Plaintiffs did not appeal. The derivative suit remains stayed.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2025 and December 31, 2024.
Note 10.    Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2025 and December 31, 2024, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2025 and December 31, 2024, 64,638,978 and 63,497,548 shares of its common stock were issued and outstanding, respectively.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. Refer to Note 1. Description of Business for additional details regarding the follow-on offering.
2024 Employee Stock Purchase Plan (“2024 ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5 of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4 of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. There were no shares issued under the 2024 ESPP during the three and six months ended June 30, 2025.
“At-the-market” Offerings of Common Stock
On March 8, 2023, the Company entered into the ATM Sales Agreement with Leerink Partners LLC (formerly known as SVB Securities LLC) (the “Sales Agent”) pursuant to which shares of the Company’s common stock can be sold from time to time for an aggregate gross proceeds of up to $50,000 (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to compensation, at a commission rate equal to 3.0% of the gross proceeds from sales of the Company’s common stock under the ATM Program. The Company has not sold any shares under the ATM Sales Agreement.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21 of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of June 30, 2025, the Company had an aggregate of 2,125,024 shares of its common stock available for future issuance under the Plan.

2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors had reserved a total of 2,000,000 shares of common stock for issuance under the Inducement Plan. As of June 30, 2025, the Company had an aggregate of 886,669 shares of its common stock available for future issuance under the Inducement Plan.
Inducement Grants
From time to time, the Company has granted equity awards to its newly hired employees, including executives, in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the Plan and Inducement Plan. Such grants were made pursuant to a stand-alone nonstatutory stock option agreement and a stand-alone RSU agreement, which were approved by the Compensation Committee of the Board of Directors. Any shares underlying the inducement grants are not, upon forfeiture, cancellation or expiration, returned to a pool of shares reserved for future issuance.
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
The significant assumptions used in the Black-Scholes option-pricing model are as follows:
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
•Risk‑Free Rate. The risk‑free interest rate is selected based upon the implied yields in effect at the time of the option grant of U.S. Treasury zero‑coupon issues with a term approximately equal to the expected life of the option being valued.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
•Dividends. The Company does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield rate of zero.
The assumptions used in determining the fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Volatility	75.2%	83.1%	76.2%	84.2%
Risk-free interest rate	4.13%	4.44%	4.18%	4.09%
Expected life (years)	6.25	6.25	6.20	6.21
Dividend yield rate	—%	—%	—%	—%
A summary of stock option activities for the six months ended June 30, 2025 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Per Share	Term (Years)	(in thousands)
Outstanding as of December 31, 2024	6,151,069	$10.29	6.16	$10,691
Granted	915,811	13.47
Exercised	(147,705)	7.21
Cancelled/forfeited	(360,468)	11.93
Outstanding as of June 30, 2025	6,558,707	$10.71	5.95	$4,980
Vested and expected to vest as of June 30, 2025	6,558,707	$10.71	5.89	$4,980
Exercisable as of June 30, 2025	4,164,971	$10.05	4.43	$4,188
The weighted average grant date fair value per share of stock options granted during the six months ended June 30, 2025 and 2024 was $9.44 and $9.63, respectively. The total intrinsic value of stock options that were exercised during the six months ended June 30, 2025 and 2024 was $717 and $2,385, respectively. The aggregate intrinsic value of outstanding and exercisable options represents the total excess of the fair market value of the Company’s common stock over the exercise price of the underlying options.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Restricted Stock Units
RSU grants generally vest over a one- to four-year period. The fair value of RSU grants is determined based on the Company’s common stock price on the grant date.
A summary of RSU activities for the six months ended June 30, 2025 is presented below:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock Units	Per Share
Outstanding and unvested as of December 31, 2024	3,378,867	$10.80
Granted	1,018,086	13.02
Vested	(935,254)	9.84
Forfeited	(272,825)	11.59
Outstanding and unvested as of June 30, 2025	3,188,874	$11.72
The total fair value of restricted stock units that vested during the six months ended June 30, 2025 and 2024 was $12,234 and $11,814, respectively.
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
A summary of PRSU activities for the six months ended June 30, 2025 is presented below:

	Performance	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding and unvested as of December 31, 2024	395,984	$12.12
Granted	353,663	13.58
Vested	(58,471)	10.25
Forfeited	(57,640)	12.65
Outstanding and unvested as of June 30, 2025	633,536	$13.06
Included in the table above, certain PRSUs are eligible to receive shares up to 200% of the target amount if target performance conditions are exceeded. If all performance criteria are fully attained, the total shares issuable under outstanding, unvested PRSUs would be 1,153,418.
CEO Performance Award - Market-Based Restricted Stock Units
For RSUs granted to employees that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets, the Company uses Monte Carlo Simulation in estimating the fair value on the date of grant and recognizes compensation cost over the requisite service period. On May 8, 2023, the Company granted the Company’s Chief Executive Officer (“CEO”) an award of 560,000 market-based RSUs under the Plan.
The stock units subject to the award are subject to both market- and time-based vesting requirements. 40% of the stock units subject to the award are eligible to vest if the average of the closing prices for a share of the Company’s common stock over a period of 20 consecutive trading days is $30 or more and an additional 60% of the stock units subject to the award are eligible to vest if the average of the closing prices for a share of the Company’s common stock over a period of 20 consecutive trading days is $50 or more, in each case within five years after the grant of the award and while the CEO is employed by the Company (or, in certain circumstances, within 20 days following a termination of his employment). Any stock units that become eligible to vest based on stock price will vest, subject to the CEO’s continued service, over the four-year period after the grant date.
The Company used a Monte Carlo simulation to determine the grant date fair value of $3,774 for the market-based awards. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied.
The following table summarizes stock-based compensation expense:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$4,346	$5,552	$10,095	$10,415
Research and development	142	232	321	448
Total stock-based compensation expense, excluding capitalized stock-based compensation expense	4,488	5,784	10,416	10,863
Capitalized stock-based compensation expense in Intangible assets, net	35	10	73	22
Total stock-based compensation expense	$4,523	$5,794	$10,489	$10,885
As of June 30, 2025, there was $48,630 of total unrecognized compensation cost related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock options and restricted stock units are expected to be expensed over a weighted-average period of 2.4 and 2.6 years, respectively. As of June 30, 2025, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based restricted stock units were $3,296 and are expected to be expensed over a weighted-average period of 2.1 years.
Note 11. Medytox Settlement Agreements
Medytox Settlement Agreements
In February 2021, the Company settled the ITC Action and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan (the “U.S. Settlement Agreement”), and another Settlement and License Agreement with Medytox (the “ROW Settlement Agreement”). The Company refers to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the “Medytox Settlement Agreements.” From September 17, 2022 to September 16, 2032, the Company has paid and will pay Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories pursuant to the Medytox Settlement Agreements.
As of June 30, 2025, the Company accrued $3,577 for royalties under the Medytox Settlement Agreements. As of December 31, 2024, the Company accrued $4,743 for royalties under the Medytox Settlement Agreements.
Note 12. Segment Reporting
The Company conducts business as a single operating and reportable segment, which is the business of performance beauty with focus on delivering products in the cash-pay aesthetic market. The Company’s CEO, who is the CODM, reviews financial information on a consolidated basis for allocating and evaluating financial performance. The single reportable segment is further based on the Company’s organizational and management structure and other factors.
The key measure of segment profit or loss that the CODM uses to allocate resources and to assess performance is consolidated net income or loss, which is utilized to evaluate the achievements of the Company’s business operations. In April 2025 the Company launched Evolysse™ Form and Evolysse™ Smooth in the United States; as such, all segment related information has been recast in connection with the launch of Evolysse™. The table below presents selected financial information of the Company’s single reportable segment regularly provided to and reviewed by the CODM and a reconciliation of segment net loss to consolidated net loss as computed under U.S. GAAP:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Jeuveau®	$58,968	$66,222	$127,042	$125,186
Evolysse™	9,731	—	9,731	—
Total product revenue, net	68,699	66,222	136,773	125,186
Service revenue	688	687	1,136	1,056
Total net revenues	69,387	66,909	137,909	126,242
Less:
Cost of goods sold	24,067	19,841	45,934	38,671
Gross profit	45,320	47,068	91,975	87,571
Less:
Research and development	1,837	2,350	4,049	4,428
Selling, general and administrative	56,675	50,152	113,315	95,275
Depreciation and amortization	932	663	1,756	1,309
Interest income	(479)	(1,029)	(1,189)	(1,546)
Interest expense	7,207	4,696	11,622	9,398
Income tax expense	53	43	125	90
Other segment items(1)	(3,763)	1,543	(1,669)	3,076
Segment net loss	$(17,142)	$(11,350)	$(36,034)	$(24,459)
Reconciliation of profit and loss (Segment net loss/profit):
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(17,142)	$(11,350)	$(36,034)	$(24,459)
(1) Other segment items include revaluation of contingent royalty obligation payable to Evolus Founders and Other (income) expense, net.
Information on segment total assets provided to the CODM is consistent with that reported on the accompanying unaudited condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, inventory and current liabilities.

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
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products in the cash-pay aesthetic market. Our current commercial product portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs) and Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels. We currently sell Jeuveau® in the United States, Canada, certain European countries and Australia, and, in April 2025, we launched Evolysse™ Form and Evolysse™ Smooth in the United States, which are indicated for wrinkles and folds, such as nasolabial folds, in adults. We expect to launch all four Evolysse™ products in Europe in the first quarter of 2026 and anticipate two additional Evolysse™ products to be approved and launched in the United States in 2026 and 2027.
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
Market Trends and Uncertainties
The global economy, including the financial and credit markets, has recently experienced volatility and disruptions, increases in inflation rates, rising interest rates, new and threatened tariffs, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We expect elevated levels of cost inflation and recently enacted tariffs by the U.S. to continue, impacting and potentially continuing to impact consumer discretionary spending for aesthetic medical procedures. Markets experiencing uncertainty could have substantial high rates of inflation. We cannot reasonably estimate the financial impact of increased inflation or recently enacted tariffs by the United States on our financial condition, results of operations or cash flows in the future.
2025 Key Developments
In April 2025, we launched Evolysse™ Form and Evolysse™ Smooth in the United States. Evolysse™ delivered $9.7 million of revenue in the three months ended June 30, 2025.
On May 5, 2025, we entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon (as defined below), which amends and restates the Prior Pharmakon Loan Agreement. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to us in an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election (collectively, the “New Pharmakon Term Loans”) with a scheduled expiration date of December 31, 2026.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024
Revenue:
Product revenue, net	$68,699	$66,222
Service revenue	688	687
Total net revenues	69,387	66,909
Cost of goods sold	24,067	19,841
Gross profit	45,320	47,068
Gross profit margin	65.3%	70.3%
Operating expenses:
Selling, general and administrative	56,675	50,152
Research and development	1,837	2,350
Revaluation of contingent royalty obligation payable to Evolus Founders	(3,914)	1,605
Depreciation and amortization	932	663
Total operating expenses	55,530	54,770
Loss from operations	(10,210)	(7,702)
Other income (expense):
Non-operating expense, net	(6,728)	(3,667)
Other income (expense), net	(151)	62
Loss before income taxes	(17,089)	(11,307)
Income tax expense	(53)	(43)
Net loss	(17,142)	(11,350)
Currency translation adjustment	240	(44)
Comprehensive loss	$(16,902)	$(11,394)
Net Revenues
We currently operate one reportable segment, and our net product revenues are derived from the sales of Jeuveau® and, beginning April 2025, from the sales of EvolysseTM. Net revenues consist of gross revenues, net of adjustments primarily relating to customer rebates and rewards associated with consumer loyalty program and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues increased by $2.5 million, or 3.7%, to $69.4 million for the three months ended June 30, 2025 from $66.9 million for the three months ended June 30, 2024, due to the launch of Evolysse™ in the United States, partially offset by a decline in revenues from the sales of Jeuveau® in the United States due to softening toxin demand driven by broader macroeconomic factors that resulted in decreased patient demand. Net revenues during the three months ended June 30, 2025 and 2024 contained $0.7 million of service revenue from the sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market, (ii) the success of the commercial launch of EvolysseTM Form and EvolysseTM Smooth products in the United States, (iii) the success of the commerical launch of EvolysseTM injectable HA gel collection in Europe and (iv) the regulatory approval of the EvolysseTM Sculpt, and Lips products in the United States.

Cost of Goods Sold
Cost of goods sold, primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $4.3 million, or 21.7%, to $24.1 million for the three months ended June 30, 2025 from $19.8 million for the three months ended June 30, 2024 primarily due to product mix between Jeuveau® and EvolysseTM. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues.
Gross Profit Margin
Our gross profit margin was 65.3% and 70.3% for the three months ended June 30, 2025 and 2024, respectively. We anticipate our gross profit margin will fluctuate as we implement various incentive programs that may affect the average selling price of our products and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $6.5 million, or 13.0%, to $56.7 million for the three months ended June 30, 2025 from $50.2 million for the three months ended June 30, 2024, primarily due to higher personnel costs related to our commercial activities and training for the launch of EvolysseTM. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches of our products.
Research and Development
Research and development expenses decreased by $0.6 million, or 25.5%, to $1.8 million for the three months ended June 30, 2025 from $2.4 million for the three months ended June 30, 2024. The decrease was primarily attributable to our clinical operations and research and development expenses related to EvolysseTM incurred in the three months ended June 30, 2024. We expect our research and development expenses to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the founders of Evolus, or Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended June 30, 2025 and 2024, we recognized an unrealized gain of $3.9 million and an unrealized loss of $1.6 million, respectively. Changes to the fair value of contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.2 million, or 30.2%, to $0.9 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, net
Non-operating expense, net, increased by $3.0 million, or 81.8%, to $6.7 million for the three months ended June 30, 2025 from $3.7 million for the three months ended June 30, 2024, primarily due to interest expense of our term loans with Pharmakon. Interest on the term loans with Pharmakon is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense
There was minimal income tax expense in each of the three months ended June 30, 2025 and 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Revenue:
Product revenue, net	$136,773	$125,186
Service revenue	1,136	1,056
Total net revenues	137,909	126,242
Cost of goods sold	45,934	38,671
Gross profit	91,975	87,571
Gross profit margin	66.7%	69.4%
Operating expenses:
Selling, general and administrative	113,315	95,275
Research and development	4,049	4,428
Revaluation of contingent royalty obligation payable to Evolus Founders	(1,763)	3,183
Depreciation and amortization	1,756	1,309
Total operating expenses	117,357	104,195
Loss from operations	(25,382)	(16,624)
Other income (expense):
Non-operating expense, net	(10,433)	(7,852)
Other income (expense), net	(94)	107
Loss before income taxes	(35,909)	(24,369)
Income tax expense	(125)	(90)
Net loss	(36,034)	(24,459)
Currency translation adjustment	306	(174)
Comprehensive loss	$(35,728)	$(24,633)
Net Revenues
Net revenues consist of gross revenues net of adjustments primarily relating to customer rebates and rewards associated with consumer loyalty program and co-branded marketing programs. Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues increased by $11.7 million, or 9.2%, to $137.9 million for the six months ended June 30, 2025 from $126.2 million for the six months ended June 30, 2024, due to the launch of Evolysse™ in the United States, partially offset by a decline in revenues from the sales of Jeuveau® in the United States. Net revenues during the six months ended June 30, 2025 and 2024 contained $1.1 million of service revenue from the sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market, (ii) the success of the commercial launch of EvolysseTM Form and EvolysseTM Smooth products in the United States, (iii) the success of the commercial launch of EvolysseTM injectable HA gel collection in Europe and (iv) the regulatory approval for the EvolysseTM Sculpt, and Lips products in the United States.
Cost of Goods Sold
Cost of goods sold, primarily consisted of the cost of inventory, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $7.2 million, or 18.6%, to $45.9 million for the six months ended June 30, 2025 from $38.7 million for the six months ended June 30, 2024 primarily due to product mix between Jeuveau® and EvolysseTM. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues.

Gross Profit Margin
Our gross profit margin was 66.7% and 69.4% for the six months ended June 30, 2025 and 2024, respectively. We anticipate our gross profit margin will fluctuate as we implement various incentive programs that may affect the average selling price of our products and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $18.0 million, or 18.9%, to $113.3 million for the six months ended June 30, 2025 from $95.3 million for the six months ended June 30, 2024, primarily due to higher personnel costs relating to our commercial activities and training for the launch of EvolysseTM. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches of our products.
Research and Development
Research and development expenses decreased by $0.4 million, or 8.6%, to $4.0 million for the six months ended June 30, 2025 from $4.4 million for the six months ended June 30, 2024. The decrease was primarily attributable to our clinical operations and research and development expenses related to EvolysseTM incurred in the six months ended June 30, 2024. We expect our research and development expenses to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. During the six months ended June 30, 2025 and 2024, we recognized an unrealized gain of $1.8 million and an unrealized loss of $3.2 million, respectively. Changes to the fair value of contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.5 million, or 38.2%, to $1.8 million for the six months ended June 30, 2025 from $1.3 million for the six months ended June 30, 2024, primarily due to an increase in amortization of internal use software and leasehold improvements.
Non-Operating Expense, net
Non-operating expense, net, increased by $2.5 million, or 31.8%, to $10.4 million for the six months ended June 30, 2025 from $7.9 million for the six months ended June 30, 2024, primarily due to interest expense of our term loans with Pharmakon. Interest on the term loans with Pharmakon is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense
There was minimal income tax expense in each of the six months ended June 30, 2025 and 2024.
Liquidity and Capital Resources
As of June 30, 2025 we had cash and cash equivalents of $61.7 million, positive working capital of $81.2 million and stockholders’ deficit of $18.7 million.
Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $645.4 million as of June 30, 2025 as a result of ongoing efforts to develop and commercialize our products, including providing selling, general and administrative support for our operations. We had net loss of $36.0 million and $24.5 million in the six months ended June 30, 2025 and 2024, respectively. We had a loss from operations of $25.4 million and $16.6 million in the six months ended June 30, 2025 and 2024, respectively. We used net cash of $40.4 million and $17.1 million in operating activities in the six months ended June 30, 2025 and 2024, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase marketing efforts for our products in the U.S., Europe, and Australia, prepare for commercial launch of the Evolysse™ Form, Smooth, Sculpt and Lips injectable HA gels product line in Europe, and pursue regulatory approvals in other jurisdictions for Jeuveau® and Evolysse™ products.

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
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”), which was subsequently amended in December 2022 and May 2023 (as amended, the “Prior Pharmakon Loan Agreement”). Pursuant to the terms of the Prior Pharmakon Loan Agreement, Pharmakon made loans to us totaling $125,000 (the “Prior Pharmakon Term Loans”). The Prior Pharmakon Term Loans loan bore an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 1.0%) plus 8.5% per annum.
On May 5, 2025, we entered into the A&R Loan Agreement with Pharmakon, which amends and restates the Prior Pharmakon Loan Agreement. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to us in an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election (collectively, the “New Pharmakon Term Loans”). The initial tranche of $150.0 million was released on May 5, 2025, which includes the $125.0 million of principal amount borrowed relating to the Prior Pharmakon Term Loans and $25.0 million of incremental borrowings. Total proceeds of $23.4 million were received by us, net of discounts and fees paid to the lender, from the funding of the initial tranche. The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. See Note 7. Term Loans in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report for additional information.
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments based on a low-single digit percentage of net sales of Jeuveau® to the Evolus Founders. These obligations terminate at the end of the second quarter of 2029. The fair value of the obligations is valued quarterly and is referred to in our condensed consolidated financial statements as the contingent royalty obligation.
As of June 30, 2025, we recorded an aggregate balance of $38.6 million on our condensed consolidated balance sheet for the future royalty payment obligation to the Evolus Founders.
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
Daewoong Agreement

Our agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) provides us with an exclusive distribution license to Jeuveau® from Daewoong for aesthetic indications in the United States, the European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement includes certain minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions.
Symatese U.S. Agreement
Our agreement (the “Symatese U.S. Agreement”) with Symatese Aesthetics S.A.S (“Symatese”) provides us with an exclusive right to commercialize and distribute the five injectable HA gel product candidates, Form, Smooth, Sculpt, Lips and Eye in the United States for use in the aesthetics and dermatological field of use. We also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of injectable HA gels. The Symatese U.S. Agreement includes certain milestone payments, development cost-sharing arrangements, and minimum annual purchases we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
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
Operating Leases
Our corporate headquarters in Newport Beach, California is under a non-cancelable operating lease, which expires on January 31, 2030 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on February 1st of each year under the lease term.
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of liquidity under the New Pharmakon Term Loans and existing liquidity, will be sufficient to satisfy our cash requirements for at least the next twelve months for working capital that supports our daily operations and to meet commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents and cash generated from operations, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to, the impact of any potential disruptions to our supply chain, inflation or other economic conditions, uncertainty regarding the stability of certain financial institutions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements, including our requirements beyond the next twelve months. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and elevated interest rates. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.

Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® and Evolysse™ in the markets in which they are launched;
•our ability to forecast demand for our products, scale our supply to meet that demand and manage working capital effectively;
•the timing of regulatory approval for the additional Evolysse™ products in the United States and Europe and our ability to successfully commercialize these products;
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(40.4)	$(17.1)
Investing activities	(4.1)	(2.1)
Financing activities	19.0	50.1
Effect of exchange rates on cash and cash equivalents	0.3	(0.2)
Net increase (decrease) in cash and cash equivalents	(25.2)	30.8
Cash and cash equivalents, beginning of period	87.0	62.8
Cash and cash equivalents, end of period	$61.7	$93.7
Operating Activities
For the six months ended June 30, 2025, operating activities used $40.4 million of cash, which primarily resulted from our net loss of $36.0 million. Net operating assets and liabilities changed by $19.8 million, primarily driven by timing of cash collections from customers, cash payments to vendors and the timing of inventory purchases from our suppliers. Operating activities also include adjustments for certain non-cash charges including $10.4 million of stock-based compensation expense, $1.8 million of unrealized gain relating to the revaluation of our contingent royalty obligation payable to Evolus Founders, $1.8 million of provision for bad debts and $3.3 million of depreciation and amortization.
For the six months ended June 30, 2024, operating activities used $17.1 million of cash, which primarily resulted from our net loss of $24.5 million. Net operating assets and liabilities changed by $11.1 million, primarily driven by improved collections from customers, cash payments to vendors and the timing of inventory purchases from our supplier. Operating activities also include adjustments for certain non-cash charges including $10.9 million of stock-based compensation expense, $3.2 million of unrealized loss relating to the revaluation of our contingent royalty obligation payable to Evolus Founders, $0.8 million of provision for bad debts and $2.8 million of depreciation and amortization.
Investing Activities
Cash used in investing activities was $4.1 million for the six months ended June 30, 2025 compared to $2.1 million for the six months ended June 30, 2024, primarily driven by an increase in expenditures relating to capitalized software.
Financing Activities
Cash provided by financing activities was $19.0 million for the six months ended June 30, 2025 compared to $50.1 million for the six months ended June 30, 2024, primarily driven by $25.0 million of proceeds from the modification of our long-term debt, partially offset by $4.4 million of payments relating to contingent royalty obligation to Evolus Founders and $2.6 million in payments for debt modification fees. For the six months ended June 30, 2024, cash provided by financing activities was mostly due to $51.2 million of proceeds from a follow-on equity offering.
Indebtedness
See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our New Pharmakon Term Loans.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our New Pharmakon Term Loans (future interest payments on our outstanding New Pharmakon Term Loans total approximately $68.3 million, with $14.1 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders based on a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox based on a low single digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 million of milestone payments under the Symatese U.S. Agreement, subject to FDA approval of three Evolysse™ products, consisting of €1.6 million due on the date of FDA approval, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to and contingent on three of the injectable HA gel products gaining approval prior to the milestone payment date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of: €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the earlier of the third anniversary of certain regulatory approvals or following a year in which we achieves €25.0 million in revenue in Europe for the injectable HA gel products, (vii) minimum purchase and royalty obligations for the injectable HA gel products, and (viii) obligations under operating leases related to our office space which are described in more detail in Note 8. Operating Leases in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described above with respect to the New Pharmakon Term Loans.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the condensed consolidated financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our estimates and assumptions in light of changes in circumstances, facts and experience.
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2. Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, our management, with the participation of our Chief Executive Officer, who serve as our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.

Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025 and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was filed with the SEC on May 7, 2025. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K or Quarterly Report on Form 10-Q.
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
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse™. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net loss of $36.0 million for the six months ended June 30, 2025, and we recorded a net losses of $50.4 million and $61.7 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $645.4 million as of June 30, 2025. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
In the long term, we expect to expand our focus to the broader cash-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets, including competing injectable botulinum toxin type A formulations that are currently in Phase III clinical development in North America for the treatment of glabellar lines. For example, Revance Therapeutics, Inc. obtained approval for an injectable botulinum toxin type A neurotoxin on September 8, 2022, called “Daxxify” and Hugel, Inc. obtained approval for its injectable botulinum toxin type A neurotoxin on February 29, 2024. Additionally, both Galderma S.A. and Medytox have submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for an injectable botulinum toxin type A neurotoxin. With the approval of Revance Therapeutic’s and Hugel’s BLAs and the potential approval of additional BLAs, we expect the competition in the U.S. injectable botulinum toxin market to further increase. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader cash-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than Jeuveau®, Evolysse™ or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing Jeuveau®, Evolysse™ and any future product candidates and attracting practitioner and consumer demand.

Our products may fail to achieve the broad degree of aesthetic practitioner adoption and use or consumer demand necessary for continued commercial success.
Jeuveau® or the Evolysse™ collection of injectable HA gels may fail to gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau®, Evolysse™ and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ collection of injectable HA gels, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue and in the case of Evolysse™, the treatment of wrinkles and folds, such as nasolabial folds. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
The degree and rate of practitioner adoption of Jeuveau®, Evolysse™, and any future product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs, training of our customers and ability to overcome any biases aesthetic practitioners or consumers may have toward the use, safety and efficacy of existing products over our products. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than our current approved product offerings allow.
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
If Jeuveau®, Evolysse™, or any future product candidates fail to achieve the broad degree of aesthetic practitioner adoption necessary for commercial success or the requisite consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
Our products rely on consumer discretionary spending and the purchasing decisions of our customers, both of which are sensitive to difficult to predict global economic conditions, including the imposition of tariffs, or changes in consumer or customer sentiment.
Because we do not expect our products to be reimbursed by any government or third-party payor, our products will continue to be paid for directly by the consumer. As a result, demand for our products from our customers who utilize our products for treatments of consumers is accordingly tied to the discretionary spending levels of our targeted consumer population. We do not maintain long-term purchase commitments with most of our customers, instead, our sales depend on short-term purchasing decisions for our products made by our customers in response to consumer demand, aesthetics trends, our competitor’s sales tactics, inventory management, seasonality, and other factors affecting consumer and customer purchasing behavior. Additionally, our customers’ businesses are susceptible to economic conditions that may tighten their liquidity resulting in changes in their purchasing behavior or delays in payments for our products, each of which could have an adverse effect on our business. As a result, it is difficult to forecast demand for our products and our revenues in a given period are subject to volatility based on any of these factors.
Recent macroeconomic events, including inflationary pressures and threatened and imposed tariffs have negatively impacted consumer sentiment, resulted in decreased procedural volume for cash-pay medical aesthetics treatments, especially in the United States, and have impacted our customer’s liquidity and purchasing behaviors. If these or similar conditions persist or worsen, our business, financial condition, and results of operations could be materially harmed.

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
Our business is subject to trade policy risks, including tariffs and regulatory actions on imports which may have a material adverse impact on our results of operations and financial condition
The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice.
Changes in trade policies, including increased or proposed tariffs in the United States or retaliatory tariffs in response to such have caused an increase in our cost of goods related to our products. For example, we source our Evolysse™ products from France, and these products were subject to a 10% tariff in the second quarter of 2025 and as a result of a recent U.S. trade deal with the European Union these products will be subject to a 15% tariff. In addition, while pharmaceutical products, like Jeuveau®, are currently exempt from retaliatory tariffs, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. This investigation may lead to the imposition of significant tariffs on pharmaceutical imports, such as Jeuveau®. All of these current and threatened tariffs are subject to implementation or change with little notice. Although we have been proactively managing inventory flows into the United States to protect against such tariffs, there can be no assurance that we will be able to do so in the future. If tariffs impact global supply chains, have a negative impact on consumer sentiment or cause a significant increase in our costs and we are unable to successfully make up for these increased costs, our revenues could be harmed, which would have an adverse effect on our business.
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
The funds in our operating accounts are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts exceeds applicable Federal Deposit Insurance Corporation insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks may lead to widespread demands for customer withdrawals and liquidity constraints that may result in market-wide liquidity problems, which could adversely impact our liquidity.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, EvolysseTM, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including regulatory authorities withdrawing approval or limiting the marketing of our products, requiring a recall of the product, requiring additional warnings on our product labeling or medication guides or instituting Risk Evaluation and Mitigation Strategies, or REMS. In order to mitigate these risks, regulatory authorities may require additional costly clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As a result of any of these actions our sales of the product may decrease significantly, we may be required to expend material amounts to comply with any requirements of the regulatory authorities, we could be sued in a product liability lawsuit and held liable for harm caused to patients, and our brand and reputation may suffer.
We face an inherent risk of product liability as a result of the commercialization of Jeuveau®, Evolysse™, and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources and result in decreased demand for Jeuveau®, Evolysse™ or any future product candidates or products we may develop, termination of clinical trial sites or entire trial programs, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants or cancellation of clinical trials and significant costs and diversion of management’s time to defend the related litigation.
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
As of June 30, 2025, we had 394 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our Board of Directors and Rui Avelar, our Chief Medical Officer and Head of Research and Development, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau®, Evolysse™ or any future products we develop.
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
For example, under the Daewoong Agreement our rights to market and sell Jeuveau® are limited to cosmetic indications and under the Symatese U.S. Agreement and Symatese Europe Agreement our rights are limited to aesthetic and dermatologic uses. Daewoong has subsequently licensed the rights to the therapeutic indications for Jeuveau® to a third party. As a result, we do not have the ability to expand the permitted uses of our products for therapeutic indications. Jeuveau® is the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy allows for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, customers may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to Jeuveau® or Evolysse™, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with Jeuveau® or Evolysse™ on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for Jeuveau® or Evolysse™.

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
The New Pharmakon Term Loans have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness (even though the amount borrowed remains the same) and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes and materially and adversely affect our profitability, cash flows and results of operations.
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
Additionally, we are aware that multiple entrants into the injectable HA gel market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their injectable HA gel products. As the importer of record and commercial distributor of Evolysse™, we may be required to defend these cases, which may result in increased legal and royalty costs.
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
Jeuveau® and Evolysse™ and any other regulated products we may offer in the future are subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.
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
As disclosed in Part II, Item 1. “Legal Proceedings” we are a nominal defendant in derivative lawsuit filed against certain of our officers and directors. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We have also been and may in the future be the target of securities class action or derivative litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to Securities Act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the six months ended June 30, 2025 has ranged from a low of $9.10 to a high of $15.04. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•unanticipated safety concerns related to the use of Jeuveau® or Evolysse™ or any of our future products;
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
•additions or departures of key personnel, including our Chief Executive Officer, Chief Medical Officer and Chief Marketing Officer;
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq Marketplace Rules and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to assist us in complying with these requirements, which will increase our costs and expenses.
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
10.1†
Amended and Restated Loan Agreement, dated as of May 5, 2025, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).
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

Evolus, Inc.

Date:	August 5, 2025	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)