Form 10-Q
period 2025-09-30
Evolus, Inc.
filed 2025-11-05
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of October 31, 2025, 64,819,784 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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

•Our business is subject to trade policy risks, including tariffs and regulatory actions on imports which may have a material adverse impact on our results of operations and financial condition.
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
EVOLUS®, Jeuveau®, Evolux® and Evolysse™ are trademarks of ours that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. This product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. Our injectable hyaluronic acid (“HA”) gel products have different trade names outside of the United States, including Estyme® in Europe, but are referred to throughout this Quarterly Report on Form 10-Q as Evolysse™. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX®

Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (unaudited)
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data; Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$43,523	$86,952
Accounts receivable, net	50,435	47,682
Inventories	32,871	12,158
Prepaid expenses	4,604	3,349
Other current assets	3,456	1,201
Total current assets	134,889	151,342
Property and equipment, net	5,131	3,222
Operating lease right-of-use assets	7,468	7,185
Intangible assets, net	48,719	48,754
Goodwill	21,208	21,208
Other assets	1,582	858
Total assets	$218,997	$232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$22,958	$9,236
Accrued expenses	30,462	40,791
Current portion of operating lease liabilities	2,476	1,718
Current portion of contingent royalty obligation payable to Evolus Founders	10,815	11,215
Total current liabilities	66,711	62,960
Long-term portion of operating lease liabilities	6,636	6,755
Long-term portion of contingent royalty obligation payable to Evolus Founders	25,878	33,550
Long-term portion of term loan, net of discount and issuance costs	145,780	121,506
Contingent milestone payment	2,752	2,270
Deferred tax liability	—	6
Total liabilities	247,757	227,047
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 64,766,471 and 63,497,548 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	632,546	615,825
Accumulated other comprehensive loss	(137)	(905)
Accumulated deficit	(661,170)	(609,399)
Total stockholders’ equity (deficit)	(28,760)	5,522
Total liabilities and stockholders’ equity (deficit)	$218,997	$232,569
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$68,967	$60,164	$205,740	$185,350
Service revenue	—	921	1,136	1,977
Total net revenues	68,967	61,085	206,876	187,327
Cost of goods sold	23,126	18,986	69,060	57,657
Gross profit	45,841	42,099	137,816	129,670
Operating expenses:
Selling, general and administrative	52,816	52,506	166,131	147,781
Research and development	2,046	2,314	6,095	6,742
Revaluation of contingent royalty obligation payable to Evolus Founders	(107)	2,428	(1,870)	5,611
Depreciation and amortization	1,143	324	2,899	1,633
Restructuring costs	1,443	—	1,443	—
Total operating expenses	57,341	57,572	174,698	161,767
Loss from operations	(11,500)	(15,473)	(36,882)	(32,097)
Other income (expense):
Interest income	479	928	1,668	2,474
Interest expense	(4,094)	(4,764)	(15,716)	(14,162)
Other income (expense), net	(455)	273	(549)	380
Loss before income taxes	(15,570)	(19,036)	(51,479)	(43,405)
Income tax expense	(167)	(134)	(292)	(224)
Net loss	$(15,737)	$(19,170)	$(51,771)	$(43,629)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	462	(88)	768	(262)
Comprehensive loss	$(15,275)	$(19,258)	$(51,003)	$(43,891)
Net loss per share, basic and diluted	$(0.24)	$(0.30)	$(0.80)	$(0.71)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	64,726,239	63,148,968	64,324,490	61,562,771
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock upon follow-on offering, net of issuance costs	3,554,000	—	46,794	—	—	46,794
Issuance of common stock in connection with the incentive equity plan	899,411	—	487	—	—	487
Stock-based compensation	—	—	5,090	—	—	5,090
Net loss	—	—	—	—	(13,109)	(13,109)
Other comprehensive loss	—	—	—	(130)	—	(130)
Balance at March 31, 2024	62,274,032	$1	$591,087	$(557)	$(572,088)	$18,443
Issuance of common stock upon follow-on offering, net of issuance costs	318,100	$—	$4,169	$—	$—	$4,169
Issuance of common stock in connection with the incentive equity plan	460,466	—	2,300	—	—	2,300
Stock-based compensation	—	—	5,796	—	—	5,796
Net loss	—	—	—	—	(11,350)	(11,350)
Other comprehensive loss	—	—	—	(44)	—	(44)
Balance at June 30, 2024	63,052,598	$1	$603,352	$(601)	$(583,438)	$19,314
Issuance of common stock in connection with the incentive equity plan	198,550	$—	$589	$—	$—	$589
Stock-based compensation	—	—	5,245	—	—	5,245
Net loss	—	—	—	—	(19,170)	(19,170)
Other comprehensive loss	—	—	—	(88)	—	(88)
Balance at September 30, 2024	63,251,148	$1	$609,186	$(689)	$(602,608)	$5,890

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
Issuance of common stock in connection with the incentive equity plan	951,272	—	734	—	—	734
Stock-based compensation	—	—	5,966	—	—	5,966
Net loss	—	—	—	—	(18,892)	(18,892)
Other comprehensive income	—	—	—	66	—	66
Balance at March 31, 2025	64,448,820	$1	$622,525	$(839)	$(628,291)	$(6,604)
Issuance of common stock in connection with the incentive equity plan	190,158	$—	$331	$—	$—	$331
Stock-based compensation	—	—	4,523	—	—	4,523
Net loss	—	—	—	—	(17,142)	(17,142)
Other comprehensive income	—	—	—	240	—	240
Balance at June 30, 2025	64,638,978	$1	$627,379	$(599)	$(645,433)	$(18,652)
Issuance of common stock in connection with the incentive equity plan	127,493	$—	$18	$—	$—	$18
Stock-based compensation	—	—	5,149	—	—	5,149
Net loss	—	—	—	—	(15,737)	(15,737)
Other comprehensive income	—	—	—	462	—	462
Balance at September 30, 2025	64,766,471	$1	$632,546	$(137)	$(661,170)	$(28,760)
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(51,771)	$(43,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,252	3,923
Stock-based compensation	15,551	16,083
Provision for bad debts	3,964	1,659
Amortization of operating lease right-of-use assets	902	485
Amortization of debt discount and issuance costs	946	849
Deferred income taxes	(6)	2
Revaluation of contingent royalty obligation payable to Evolus Founders	(1,870)	5,611
Other adjustments to operating activities	731	—
Changes in operating assets and liabilities:
Inventories	(15,783)	2,273
Accounts receivable	(6,717)	(15,773)
Prepaid expenses	(1,255)	2,301
Accounts payable	8,057	3,280
Accrued expenses	(10,318)	1,137
Operating lease liabilities	(546)	(522)
Other operating assets	(2,229)	(486)
Net cash used in operating activities	(55,092)	(22,807)
Cash flows from investing activities
Purchases of property and equipment	(1,962)	(1,034)
Additions to capitalized software	(4,324)	(2,427)
Net cash used in investing activities	(6,286)	(3,461)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(6,202)	(5,612)
Proceeds from issuance and modification of debt instruments	25,000	—
Payments for debt modification fees and costs	(2,610)	—
Proceeds from follow-on offering	—	51,211
Payments for offering costs	—	(248)
Issuance of common stock in connection with incentive equity plan	1,083	3,376
Payment of financing lease obligation	(11)	—
Net cash provided by financing activities	17,260	48,727
Effect of exchange rates on cash and cash equivalents	689	(262)
Net increase (decrease) in cash and cash equivalents	(43,429)	22,197
Cash and cash equivalents, beginning of period	86,952	62,838
Cash and cash equivalents, end of period	$43,523	$85,035
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands; Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$11,348	$13,311
Cash paid for income taxes	472	196
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company’s portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs), a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults and Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels. Evolysse™ Form and Evolysse™ Smooth were launched in the United States in April 2025 indicated for wrinkles and folds, such as nasolabial folds, in adults. The Company expects to launch all four Evolysse™ products in Europe in the first half of 2026 and anticipates two additional Evolysse™ products to be approved and launched in the United States in 2026 and 2027. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities. For the three and nine months ended September 30, 2025, the Company recorded loss from operations of $11,500 and $36,882, respectively, and a total net loss of $15,737 and $51,771, respectively. The Company used $55,092 of cash from operations during the nine months ended September 30, 2025. As of September 30, 2025, the Company had $43,523 in cash and cash equivalents and an accumulated deficit of $661,170.
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
On March 8, 2023, the Company entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the Securities and Exchange Commission (“SEC”) to permit sales under the ATM Sales Agreement, which registration statement became effective on June 8, 2023. The Company has not sold any shares under the ATM Sales Agreement. See Note 10. Stock-Based Compensation and Stockholders’ Equity for additional information.
The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. On May 5, 2025, the Company entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon (as defined below), which agreed to make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of an initial $150,000 tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026. In addition, under the terms of the A&R Loan Agreement, the Company is permitted to incur additional indebtedness in the form of a working capital or revolving loan facility with a maximum credit line of no more than $40,000 at any time, subject to Pharmakon’s consent and certain terms and conditions customary for credit facilities of similar size and type.

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
The Company is party to an agreement with Symatese Aesthetics S.A.S. (“Symatese”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute five injectable HA gel product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. In April 2025, the Company launched Evolysse™ Form and

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Evolysse™ Smooth in the United States. The Company relies on Symatese, its sole supplier, to manufacture Evolysse™. Any termination or loss of significant rights, including exclusivity, would materially and adversely affect the Company’s commercialization of Evolysse™.
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau® and Evolysse™, the Company’s approved products, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau® and Evolysse™, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by aesthetic practitioners and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
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
For the three and nine months ended September 30, 2025, cost of goods sold consisted of inventory cost, amortization of intangible asset relating to distribution right and certain royalties on the sale of the Company’s products. The prior year condensed consolidated statement of operations and comprehensive loss has been adjusted to conform to this presentation.

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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
As consideration for the rights granted under the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of September 30, 2025, regulatory approval of three of the Products has not been achieved, and no annual milestone payments have been made. The Company, under the Symatese U.S. Agreement, is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the U.S. Food and Drug Administration (“FDA”).
The initial term of the Symatese U.S. Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese U.S. Agreement.
Symatese Europe Agreement
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute four injectable HA gel product candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. The initial agreement is for a term of fifteen (15) years, with automatic yearly renewal provisions.
In exchange for the rights granted under the Symatese Europe Agreement, the Company issued 610,000 shares of common stock and is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the later of the third anniversary of certain regulatory approvals or December of any year in which the Company achieves US$25,000 of net revenue in Europe; provided that if the regulatory approvals are achieved the payment shall occur no later than December 2029 regardless of the revenue condition. The Company, under the Symatese Europe Agreement, is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions.
Upon signing of the Symatese Europe Agreement and issuance of 610,000 shares, the Company recorded $4,429 in in-process research and development expense and $1,476 in intangible assets. The $1,476 in intangible assets represents the value of the nasolabial fold product in Europe that was already approved at the time of signing the Symatese Europe Agreement and is amortized over its estimated useful life of 15 years. The remaining value recorded in in-process research and development expense relates to the distribution rights for the three remaining products that did not yet have regulatory approval as of the execution date.
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
Pursuant to the Symatese Europe Agreement, the Company is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the later of the third anniversary of certain regulatory approvals or December of any year in which the Company achieves US$25,000 of net revenue in Europe, provided that if

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
the regulatory approvals are achieved the payment shall occur no later than December 2029 regardless of the revenue condition.
In October 2024, the Company received European Union Medical Device Regulation (“MDR”) approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable in October 2026, the two-year anniversary of the approval. The Company anticipates the second milestone payment will be made in December 2029. Upon receiving approval, the Company recorded $1,035 and $1,200 in long-term liabilities for the first and second milestone payments, and $1,035 and $1,200 in intangible assets for the first and second milestone payments. These amounts reflect the application of a discount to account for the time value of money, which adjusts the present value of the liabilities and intangible assets based on the timing of future payments. The definite-lived distribution right intangible asset related to the EvolysseTM products approved in Europe is amortized on a straight-line basis over the remaining estimated useful life of 14 years and 2 months.
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are classified as intangible assets in the accompanying condensed consolidated balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any lease payments made at or before lease commencement and any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2025.
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
Foreign Currency Translation
The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates as of the balance sheet date, and income and expense items are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains and losses arising from translation are recorded in “Accumulated other comprehensive loss” in stockholders’ equity in the accompanying condensed consolidated balance sheets. Foreign currency gains or losses on transactions denominated in a currency other than the Company’s functional currency are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
•Consumer Loyalty Program — The Company’s consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using the Company’s products and redeem the rewards for the Company’s products in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. When the Company’s products are sold to customers, the invoice price is allocated between the product sold and the material right associated with the reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on estimated average selling price at the time of redemption and the expected redemption rate by customers based on historical sales data. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when customers redeem the Reward and the related product is delivered, the deferred revenue is recognized in net revenues at that time.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2025 and December 31, 2024, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any material contract assets or unbilled receivables as of September 30, 2025 and December 31, 2024. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities reflect estimated amounts that the Company is obligated to pay to customers primarily relating to rebate and deferred revenue associated with Rewards under the consumer loyalty program and co-branded marketing programs. The Company’s contract liabilities are included in accrued expenses in the accompanying condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, the accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $8,581 and $14,454, respectively, which were recorded in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and nine months

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
ended September 30, 2025, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $11,749 and $32,067, respectively, which were offset by related payments, redemptions and adjustments of $11,894 and $37,940, respectively. For the three and nine months ended September 30, 2024, provisions for rebate, consumer loyalty programs and co-branded marketing programs were $8,732 and $26,728, respectively, which were offset by related payments, redemptions and adjustments of $7,226 and $24,514, respectively. The provisions for rebate, consumer loyalty programs and co-branded marketing programs were recorded as adjustments to gross revenues in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.
During the nine months ended September 30, 2025 and 2024, the Company recognized $14,223 and $10,078, respectively, of revenue related to amounts included in contract liabilities at the beginning of the period and did not recognize any revenue related to changes in transaction prices regarding its contracts with customers from previous periods.
Collectability
Accounts receivable are recorded at the net estimated realizable value and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and estimated future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information from internal and external sources relating to past events, current conditions, and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of September 30, 2025 and December 31, 2024, allowance for credit losses was $4,866 and $2,714, respectively. For the three and nine months ended September 30, 2025, the provision for bad debts was $2,210 and $3,964, respectively, and the write-offs, net of recoveries were $876 and $1,812, respectively. For the three and nine months ended September 30, 2024, the provision for bad debts was $889 and $1,659, respectively, and the write-offs, net of recoveries were $665 and $866, respectively.
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
Restructuring Costs
In August 2025, the Company announced plans to reduce its operating expenses. The related restructuring initiatives were completed by September 2025. The Company recognized $1,443 in restructuring costs primarily relating to one-time severance benefits. Amounts are included in “Restructuring costs” in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include personnel-related costs, costs associated with pre-clinical and clinical development activities, costs associated with and for prototype products that are manufactured prior to market approval for that prototype product, internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs, including allocated facility related expenses.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Litigation Settlement
In connection with a litigation settlement, the Company agreed to pay Medytox, Inc. (“Medytox”) a mid-single digit royalty percentage on all net sales of Jeuveau® for the period from September 17, 2022 to September 16, 2032. The royalty payments are made quarterly and recorded as cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
See Note 11. Medytox Settlement Agreements for the details of the litigation settlement agreements.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees, consultants and members of the Board of Directors based on the fair value on the date of grant.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of certain subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units (“RSUs”) is based on the fair value of the Company’s common stock on the grant date. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.
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
The fair value of stock options and RSUs with service conditions that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. The Company recognizes stock-based compensation for RSUs with performance conditions if it is probable that those performance conditions will be met. Stock-based compensation expense is recognized, net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and to the selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $167 and $134, for the three months ended September 30, 2025 and 2024, respectively, and an income tax expense of $292 and $224 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024, primarily as a result of the change in the valuation allowance offsetting deferred tax assets.
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
The Company monitors changes to the tax laws in the states where it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through September 30, 2025 to materially affect its condensed consolidated financial statements. The Internal Revenue Service reviewed the Company’s 2022 tax return during the first quarter of 2025 and accepted it as filed, but did not consider the year examined. Given the fact that the Company has generated net operating losses since inception, the Company’s tax returns for all years since inception are open, under the statute of limitations, for audit.
One Big Beautiful Bill Act
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States, which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The legislation’s enactment did not materially impact our effective income tax rate or cash tax position.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is computed based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and nine months ended September 30, 2025 and 2024, were stock options of 6,261,664 and 6,188,670, respectively, and non-vested RSUs of 3,009,730 and 4,117,747, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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
In June 2025, the FASB issued ASU No. 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the threshold for when an entity is required to start capitalizing software costs. ASU No. 2026-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-06 on its consolidated financial statements and related disclosures.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations, cash flows or disclosures.
Note 3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures and reports certain financial instruments as assets and liabilities at fair value on a recurring basis. The fair value of these instruments was as follows:

	As of September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$36,693	$—	$—	$36,693

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,765	$—	$—	$44,765
There were no transfers between levels of assets or liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of Jeuveau® net revenues during the payment period, which terminates at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of September 30, 2025 and December 31, 2024, the Company utilized a discount rate of 15% and 14%, respectively, reflecting changes in the Company’s market risk premium. Net revenue projections are also updated to reflect changes in the timing of expected sales. Generally, increases (decreases) to the projected net revenues are accompanied by a directionally similar change to the estimated fair value of the contingent royalty obligation, while significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported in the unaudited condensed consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending fair value measurement of the contingent royalty obligation payable, which used significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value, beginning of period	$38,586	$44,606	$44,765	$45,030
Payments	(1,786)	(2,005)	(6,202)	(5,612)
Change in fair value recorded in operating expenses	(107)	2,428	(1,870)	5,611
Fair value, end of period	$36,693	$45,029	$36,693	$45,029
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates for similar rated debt securities (Level 2). As of September 30, 2025 and December 31, 2024, the fair value of long-term debt was $148,316 and $132,078, respectively. The fair value of operating lease liabilities as of September 30, 2025 and December 31, 2024 approximated its carrying value.
Note 4.    Goodwill and Intangible Assets
The table below provides the original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(19,998)	$42,789
Capitalized software	17,731	(11,801)	5,930
Intangible assets, net	80,518	(31,799)	48,719
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of September 30, 2025	$101,726	$(31,799)	$69,927

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(17,580)	$45,207
Capitalized software	13,317	(9,770)	3,547
Intangible assets, net	76,104	(27,350)	48,754
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2024	$97,312	$(27,350)	$69,962
The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2025 that are subject to amortization:

Fiscal year
Remaining in 2025	$1,773
2026	7,063
2027	4,307
2028	3,214
2029	3,211
Thereafter	29,151
$48,719
The Company capitalized $1,111 and $1,116 for the three months ended September 30, 2025 and 2024, respectively, and $4,474 and $2,593 for the nine months ended September 30, 2025 and 2024, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. The Company recorded total intangible assets amortization expense of $1,679 and $803 for the three months ended September 30,

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2025 and 2024, respectively, and $4,449 and $3,115 for the nine months ended September 30, 2025 and 2024, respectively, within cost of goods sold and depreciation and amortization on the accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2025 and December 31, 2024, $243 and $176, respectively, are included in “Accounts payable” in the accompanying condensed consolidated balance sheets, representing amounts related to expenditures on computer software developed for internal use. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.

Note 5. Accrued Expenses
Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued revenue contract liabilities	$8,581	$14,454
Accrued payroll and related benefits	9,133	14,127
Accrued royalties	4,413	4,743
Other accrued expenses(1)	8,335	7,467
Accrued expenses	$30,462	$40,791
(1) No individual item in “Other accrued expenses” exceeds 5% of total current liabilities.
Note 6. Property, Plant and Equipment
Property, plant and equipment as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Equipment	$743	$452
Furniture	950	702
Leasehold improvements	5,535	3,574
Computers	531	317
Marketing fixtures	1,700	1,700
Total property, plant, and equipment	9,459	6,745
Less: accumulated depreciation	(4,328)	(3,523)
Property, plant and equipment, net	$5,131	$3,222
For the three months ended September 30, 2025, and 2024, depreciation expense was $271 and $283, respectively, and $802 and $807 for the nine months ended September 30, 2025, and 2024, respectively.
As of September 30, 2025 and December 31, 2024, $744 and $76, respectively, are included in “Accounts payable” in the accompanying condensed consolidated balance sheets, representing amounts related to purchases of property and equipment. These amounts are excluded from the accompanying condensed consolidated statements of cash flows as they are non-cash investing activities.
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
New Pharmakon Term Loans
On May 5, 2025, the Company entered into the A&R Loan Agreement with Pharmakon, which amended and restated the Prior Pharmakon Loan Agreement in its entirety. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of a $150,000 tranche, which was funded upon the execution of the A&R Loan Agreement, and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. Payments related to the New Pharmakon Term Loans are interest only with a balloon principal payment due on the maturity date, which is May 5, 2030. The initial tranche of $150,000 was released to the Company on May 5, 2025, which includes the $125,000 of principal amount relating to the Prior Pharmakon Term Loans and $25,000 of incremental borrowings. Total proceeds of $23,390 were received by the Company, net of discounts and fees paid to Pharmakon, from the funding of the initial tranche. The second and third tranches, each in the principal amount of up to $50,000 but no less than $25,000, have a scheduled expiration date of December 31, 2026 and are available to be advanced at the Company’s election, subject to the terms and conditions of the A&R Loan Agreement including payment of additional consideration of 1% on drawn principal of each tranche. The Company has the option to prepay all or any portion of the amounts owed prior to the maturity date, and all prepayments of principal are subject to certain prepayment premium. Additionally, the New Pharmakon Term Loans are subject to customary mandatory prepayments clauses, and all prepayments and repayments of the New Pharmakon Term Loans are subject to an exit consideration premium equal to the amount of any principal repaid multiplied by 2.0%.
This transaction with Pharmakon and the New Pharmakon Term Loans issued under the A&R Loan Agreement are accounted for as a debt modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. Upon closing of the first tranche, the Company incurred a total of $5,644 in lender fees and debt modification costs relating to the New Pharmakon Term Loans. These fees and costs have been allocated based on specific identification basis between the funded and unfunded tranches. Direct lender fees of $1,610 allocated to the initial tranche of the New Pharmakon Term Loans have been presented as a deduction to the debt principal balance and amortized into interest expense using the effective interest method. Debt modification costs of $1,000 associated with the unfunded second and third tranches are deferred as an asset and is amortized into interest expense on a straight-line basis until the tranches are drawn upon which the remaining asset balance would be reclassified as a deduction to the principal amount and be amortized using the effective interest method. The remaining debt modification costs of $3,034 allocated to the first tranche were expensed as incurred, which is included in “Interest expense” in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
The New Pharmakon Term Loans are secured by substantially all of the Company’s assets. The New Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, those that limit or restrict the Company’s ability to incur certain additional indebtedness, consummate certain change in control transactions, or incur any non-permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The New Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of September 30, 2025, the Company was in compliance with its debt covenants.
As of September 30, 2025, the borrowings outstanding under the New Pharmakon Term Loans were classified as long-term in the accompanying condensed consolidated balance sheets. The overall effective interest rate was approximately 10.45% as of September 30, 2025.
Term Loan obligations as of September 30, 2025 and December 31, 2024 consisted of the following:

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(4,407)	$187	$145,780
Total long-term portion of term loan as of September 30, 2025	$150,000	$(4,407)	$187	$145,780

	Principal Balance	Unamortized Debt Financing Costs	Balance, Net
Prior Pharmakon Term Loans	$125,000	$(3,494)	$121,506
Total long-term portion of term loan as of December 31, 2024	$125,000	$(3,494)	$121,506
Note 8. Operating Leases
The Company maintains an operating lease for its corporate headquarters in Newport Beach, California. On October 16, 2024, the Company entered into an amendment, set to expire January 31, 2030, to lease additional office space for its corporate headquarters. In connection with the amendment, the Company recognized additional ROU assets and lease liabilities in the amount of $1,185. Fixed cash payments under this amendment are estimated to be $1,750 over the term of the lease, and the Company accounted for this lease as an operating lease.
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
The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed operating lease expense	$560	$387	$1,566	$1,055
Variable operating lease expense	192	26	294	96
Operating lease expense	$752	$413	$1,860	$1,151
The weighted-average remaining lease term and discount rate are as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	4.3	5.1
Weighted-average discount rate	9.9%	9.7%
Operating lease expenses are included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease ROU assets and related current and long-term operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table presents the future minimum payments under operating lease agreements with non-cancelable terms as of September 30, 2025:

Fiscal year
Remaining in 2025	$581
2026	2,529
2027	2,617
2028	2,709
2029	2,805
Thereafter	234
Total operating lease payments	11,475
Less: imputed interest	(2,363)
Present value of operating lease liabilities	$9,112
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
Pursuant to the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of September 30, 2025, regulatory approval of three of the Products has not been achieved, and no annual milestone payments have been made.
Pursuant to the Symatese Europe Agreement, the Company is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the later of the third anniversary of certain regulatory approvals or December of any year in which the Company achieves US$25,000 of net revenue in Europe, provided that if the regulatory approvals are achieved the payment shall occur no later than December 2029 regardless of the revenue condition.
In October 2024, the Company received European Union MDR approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable on the two-

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
year anniversary of the approval. For the second milestone payment, the Company expects to make the payment in December 2029.
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
Other Legal Matters
The Company is, from time to time, involved in various litigation matters or regulatory encounters arising from the ordinary course of business that could result in unasserted or asserted claims or litigation. These other matters may raise difficult and complex legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit or regulatory encounter is brought, and differences in applicable laws and regulations. Except as set forth above, the Company does not believe that these other matters would have a material adverse effect on its accompanying financial position, results of operations or cash flows. However, the resolution of one or more of the other matters in any reporting period could have a material adverse impact on the Company’s financial results for that period.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2025 and December 31, 2024.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 10.    Stock-Based Compensation and Stockholders’ Equity
The following table summarizes the compensation expense related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$4,963	$4,955	$15,058	$15,370
Research and development	172	265	493	713
Total stock-based compensation expense, excluding capitalized stock-based compensation expense	5,135	5,220	15,551	16,083
Capitalized stock-based compensation expense in Intangible assets, net	14	25	87	48
Total stock-based compensation expense	$5,149	$5,245	$15,638	$16,131
As of September 30, 2025, there was $41,685 of total unrecognized compensation cost related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock options and restricted stock units are expected to be expensed over a weighted-average period of 2.3 and 2.5 years, respectively. As of September 30, 2025, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based restricted stock units were $2,635 and are expected to be expensed over a weighted-average period of 1.8 years.
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2025 and December 31, 2024, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2025 and December 31, 2024, 64,766,471 and 63,497,548 shares of its common stock were issued and outstanding, respectively.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. Refer to Note 1. Description of Business for additional details regarding the follow-on offering.
2024 Employee Stock Purchase Plan (“2024 ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration for the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited quantities of the Company’s common stock at a discount during periodic offering periods. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5th of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4th of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. There were no shares issued under the 2024 ESPP during the three and nine months ended September 30, 2025.
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
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21 of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of September 30, 2025, the Company had an aggregate of 2,499,187 shares of its common stock available for future issuance under the Plan.

2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors had reserved a total of 2,000,000 shares of common stock for issuance under the Inducement Plan. As of September 30, 2025, the Company had an aggregate of 733,320 shares of its common stock available for future issuance under the Inducement Plan.
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
Performance Restricted Stock Units
Under the Plan, the Company’s Board of Directors grants performance restricted stock units (“PRSUs”) to certain executive officers with various vesting terms. The PRSU awards vest based on the achievement of certain pre-established performance measures.
Market-Based Restricted Stock Units - CEO Performance Award
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
As of September 30, 2025, the Company accrued $3,788 for royalties under the Medytox Settlement Agreements. As of December 31, 2024, the Company accrued $4,743 for royalties under the Medytox Settlement Agreements.
Note 12. Segment Reporting
The Company conducts business as a single operating and reportable segment, which is the business of performance beauty with focus on delivering products in the cash-pay aesthetic market. The Company’s CEO, who is the CODM, reviews

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
financial information on a consolidated basis for allocating resources and evaluating financial performance. The single reportable segment is further based on the Company’s organizational and management structure and other factors.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Jeuveau®	$63,233	$60,164	$190,275	$185,350
Evolysse™	5,734	—	15,465	—
Total product revenue, net	68,967	60,164	205,740	185,350
Service revenue	—	921	1,136	1,977
Total net revenues	68,967	61,085	206,876	187,327
Less:
Cost of goods sold	23,126	18,986	69,060	57,657
Gross profit	45,841	42,099	137,816	129,670
Less:
Research and development	2,046	2,314	6,095	6,742
Selling, general and administrative	52,816	52,506	166,131	147,781
Depreciation and amortization	1,143	324	2,899	1,633
Interest income	(479)	(928)	(1,668)	(2,474)
Interest expense	4,094	4,764	15,716	14,162
Income tax expense	167	134	292	224
Other segment items(1)	1,791	2,155	122	5,231
Segment net loss	$(15,737)	$(19,170)	$(51,771)	$(43,629)
Reconciliation of profit and loss (Segment net loss/profit):
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(15,737)	$(19,170)	$(51,771)	$(43,629)
(1) Other segment items include revaluation of contingent royalty obligation payable to Evolus Founders, Restructuring costs and Other (income) expense, net.
Information of segment total assets provided to the CODM is consistent with that reported in the accompanying unaudited condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, inventory and current liabilities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a global performance beauty company with a customer-centric approach to delivering breakthrough products in the cash-pay aesthetic market. Our current commercial product portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs) and Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels. We currently sell Jeuveau® in the United States, Canada, certain European countries and Australia, and, in April 2025, we launched Evolysse™ Form and Evolysse™ Smooth in the United States, which are indicated for wrinkles and folds, such as nasolabial folds, in adults. We expect to launch all four Evolysse™ products in Europe in the first half of 2026 and anticipate two additional Evolysse™ products to be approved and launched in the United States in 2026 and 2027.
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
Market Trends and Uncertainties
The global economy, including the financial and credit markets, has experienced heightened volatility and disruptions, including fluctuations in interest rates, newly enacted and threatened tariffs, and weakening consumer confidence. Elevated levels of inflation and recently enacted tariffs by the United States have impacted and potentially will continue to impact consumer discretionary spending for aesthetic medical procedures, which has adversely affected our sales in the past and may affect our sales in the future if consumer discretionary spending declines. We cannot reasonably estimate the financial impact of potential inflation or current and threatened tariffs by the United States on our financial condition, results of operations or cash flows in the future.
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
In August 2025, we announced the submission of Premarket Approval Application (“PMA”) to the U.S. Food and Drug Administration (“FDA”) for Evolysse™ Sculpt. We anticipate that the FDA’s review will follow the standard PMA process, with approval expected in the second half of 2026.
We performed a strategic cost structure optimization during the quarter ended September 30, 2025, and, in connection with the restructuring initiative, $1.4 million of restructuring related costs were incurred.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024
Revenue:
Product revenue, net	$68,967	$60,164
Service revenue	—	921
Total net revenues	68,967	61,085
Cost of goods sold	23,126	18,986
Gross profit	45,841	42,099
Gross profit margin	66.5%	68.9%
Operating expenses:
Selling, general and administrative	52,816	52,506
Research and development	2,046	2,314
Revaluation of contingent royalty obligation payable to Evolus Founders	(107)	2,428
Depreciation and amortization	1,143	324
Restructuring costs	1,443	—
Total operating expenses	57,341	57,572
Loss from operations	(11,500)	(15,473)
Other income (expense):
Non-operating expense, net	(3,615)	(3,836)
Other income (expense), net	(455)	273
Loss before income taxes	(15,570)	(19,036)
Income tax expense	(167)	(134)
Net loss	(15,737)	(19,170)
Currency translation adjustment	462	(88)
Comprehensive loss	$(15,275)	$(19,258)
Net Revenues
We currently operate one reportable segment, and our net product revenues are derived from the sales of Jeuveau® and, beginning in April 2025, from the sales of EvolysseTM. Net revenues consist of gross revenues, net of adjustments primarily relating to customer rebates, rewards associated with consumer loyalty program, and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues increased by $7.9 million, or 12.9%, to $69.0 million for the three months ended September 30, 2025 from $61.1 million for the three months ended September 30, 2024, primarily due to the launch of Evolysse™ in the United States and an increase in revenues from the sales of Jeuveau®. Net revenues in the three months ended September 30, 2024 contained $0.9 million of service revenue from the sales of Jeuveau® through a distribution partner in Canada; there was no service revenue recognized in the three months ended September 30, 2025. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market, (ii) the continued success of EvolysseTM Form and EvolysseTM Smooth products in the United States, (iii) the success of the commercial launch of EvolysseTM injectable HA gel collection in Europe and (iv) the regulatory approval of the EvolysseTM Sculpt and EvolysseTM Lips products in the United States.

Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $4.1 million, or 21.8%, to $23.1 million for the three months ended September 30, 2025 from $19.0 million for the three months ended September 30, 2024 primarily due to an increase in the volume of both Jeuveau® and EvolysseTM. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 66.5% and 68.9% for the three months ended September 30, 2025 and 2024, respectively. We anticipate that our gross profit margin will fluctuate as we implement various incentive programs that may affect the average selling price of our products and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $0.3 million, or 0.6%, to $52.8 million for the three months ended September 30, 2025 from $52.5 million for the three months ended September 30, 2024, primarily due to higher selling-related costs. Selling, general and administrative expenses may fluctuate in the future primarily due to potential changes in marketing strategies and international launches of our products.
Research and Development
Research and development expenses decreased by $0.3 million, or 11.6%, to $2.0 million for the three months ended September 30, 2025 from $2.3 million for the three months ended September 30, 2024. The decrease is primarily attributable to higher research and development expenses in the three months ended September 30, 2024 relating to clinical operations and research and development activities of EvolysseTM. We expect our research and development expenses to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the founders of Evolus, or Evolus Founders is recorded in operating expenses in each reporting period. During the three months ended September 30, 2025 and 2024, we recognized an unrealized gain of $0.1 million and an unrealized loss of $2.4 million, respectively. Changes to the fair value of contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.8 million, to $1.1 million for the three months ended September 30, 2025 from $0.3 million for the three months ended September 30, 2024, primarily due to an increase in amortization of internal use software and depreciation of leasehold improvements.
Restructuring Costs
Restructuring costs were $1.4 million in the three months ended September 30, 2025. No restructuring costs were incurred in the same period in the prior year. Restructuring costs are primarily related to one-time separation benefits incurred in connection with our strategic cost structure optimization.
Non-Operating Expense, Net
Non-operating expense, net, decreased by $0.2 million, or 5.8%, to $3.6 million for the three months ended September 30, 2025 from $3.8 million for the three months ended September 30, 2024, primarily due to lower interest expense on our term loans with Pharmakon. Interest on the term loans with Pharmakon is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense

There was minimal income tax expense in each of the three months ended September 30, 2025 and 2024.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Revenue:
Product revenue, net	$205,740	$185,350
Service revenue	1,136	1,977
Total net revenues	206,876	187,327
Cost of goods sold	69,060	57,657
Gross profit	137,816	129,670
Gross profit margin	66.6%	69.2%
Operating expenses:
Selling, general and administrative	166,131	147,781
Research and development	6,095	6,742
Revaluation of contingent royalty obligation payable to Evolus Founders	(1,870)	5,611
Depreciation and amortization	2,899	1,633
Restructuring costs	1,443	—
Total operating expenses	174,698	161,767
Loss from operations	(36,882)	(32,097)
Other income (expense):
Non-operating expense, net	(14,048)	(11,688)
Other income (expense), net	(549)	380
Loss before income taxes	(51,479)	(43,405)
Income tax expense	(292)	(224)
Net loss	(51,771)	(43,629)
Currency translation adjustment	768	(262)
Comprehensive loss	$(51,003)	$(43,891)
Net Revenues
Net revenues consist of gross revenues net of adjustments primarily relating to customer rebates, rewards associated with consumer loyalty program, and co-branded marketing programs. Revenues are recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues increased by $19.6 million, or 10.4%, to $206.9 million for the nine months ended September 30, 2025 from $187.3 million for the nine months ended September 30, 2024, primarily due to the launch of Evolysse™ in the United States and an increase in revenues from the sales of Jeuveau®. Net revenues during the nine months ended September 30, 2025 and 2024 contained $1.1 million and $2.0 million of service revenue, respectively, from the sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and increase purchases by our current customers in the competitive aesthetic market, (ii) the success of EvolysseTM Form and EvolysseTM Smooth products in the United States, (iii) the success of the commercial launch of EvolysseTM injectable HA gel collection in Europe and (iv) the regulatory approval for the EvolysseTM Sculpt and EvolysseTM Lips products in the United States.

Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $11.4 million, or 19.8%, to $69.1 million for the nine months ended September 30, 2025 from $57.7 million for the nine months ended September 30, 2024 primarily due to an increase in the volume of both EvolysseTM and Jeuveau®. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 66.6% and 69.2% for the nine months ended September 30, 2025 and 2024, respectively. We anticipate that our gross profit margin will fluctuate as we implement various incentive programs that may affect the average selling price of our products and as we expand internationally.
Selling, General and Administrative
Selling, general and administrative expenses increased by $18.3 million, or 12.4%, to $166.1 million for the nine months ended September 30, 2025 from $147.8 million for the nine months ended September 30, 2024, primarily due to higher personnel costs relating to our commercial activities and training for the launch of EvolysseTM. Selling, general and administrative expenses may fluctuate in the future primarily driven by potential changes in marketing strategies and international launches of our products.
Research and Development
Research and development expenses decreased by $0.6 million, or 9.6%, to $6.1 million for the nine months ended September 30, 2025 from $6.7 million for the nine months ended September 30, 2024. The decrease is primarily attributable to higher research and development expenses in the nine months ended September 30, 2024 relating to clinical operations and research and development activities of EvolysseTM. We expect our research and development expenses to increase if and when we develop further product candidates and as we pursue regulatory approvals in other jurisdictions for our current products.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. During the nine months ended September 30, 2025 and 2024, we recognized an unrealized gain of $1.9 million and an unrealized loss of $5.6 million, respectively. Changes to the fair value of contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $1.3 million, or 77.5%, to $2.9 million for the nine months ended September 30, 2025 from $1.6 million for the nine months ended September 30, 2024, primarily due to an increase in amortization of internal use software and depreciation of leasehold improvements.
Restructuring Costs
Restructuring costs were $1.4 million in the nine months ended September 30, 2025. No restructuring costs were incurred in the same period in the prior year. Restructuring costs are primarily related to one-time separation benefits incurred in connection with our strategic cost structure optimization.
Non-Operating Expense, Net
Non-operating expense, net, increased by $2.3 million, or 20.2%, to $14.0 million for the nine months ended September 30, 2025 from $11.7 million for the nine months ended September 30, 2024, primarily due to higher outstanding indebtedness on our term loans with Pharmakon. Interest on the term loans with Pharmakon is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources—The Pharmakon Term Loans” for further information.
Income Tax Expense

There was minimal income tax expense in each of the nine months ended September 30, 2025 and 2024.
Liquidity and Capital Resources
As of September 30, 2025 we had cash and cash equivalents of $43.5 million, positive working capital of $68.2 million and stockholders’ deficit of $28.8 million.
Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $661.2 million as of September 30, 2025 as a result of ongoing efforts to develop and commercialize our products, including providing selling, general and administrative support for our operations. We had net loss of $51.8 million and $43.6 million in the nine months ended September 30, 2025 and 2024, respectively. We had a loss from operations of $36.9 million and $32.1 million in the nine months ended September 30, 2025 and 2024, respectively. We used net cash for operating activities of $55.1 million and $22.8 million in the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to incur significant expenses for the foreseeable future as we increase commercialization efforts for our products in the U.S., Europe, and Australia, prepare for commercial launch of Evolysse™ Form, EvolysseTM Smooth, EvolysseTM Sculpt and EvolysseTM Lips injectable HA gel products in Europe, and pursue regulatory approvals in other jurisdictions for Jeuveau® and Evolysse™ products.
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
“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement. The registration statement became effective on June 8, 2023. We have not sold any shares under the ATM Sales Agreement. See Note 10. Stock-Based Compensation and Stockholders’ Equity in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report for additional information.
The Pharmakon Term Loans
On December 14, 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”), which was subsequently amended in December 2022 and in May 2023 (as amended, the “Prior Pharmakon Loan Agreement”). Pursuant to the terms of the Prior Pharmakon Loan Agreement, Pharmakon made loans to us totaling $125,000 (the “Prior Pharmakon Term Loans”). The Prior Pharmakon Term Loans loan bore an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 1.0%) plus 8.5% per annum.
On May 5, 2025, we entered into the A&R Loan Agreement with Pharmakon, which amends and restates the Prior Pharmakon Loan Agreement. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to us of an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election until December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The initial tranche of $150.0 million was released on May 5, 2025, which includes the $125.0 million of outstanding principal amount related to the Prior Pharmakon Term Loans and $25.0 million of incremental borrowings. Total net proceeds of $23.4 million were received by us, net of discounts and fees paid to the lender, from the funding of the initial tranche. The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. In addition, under the terms of the A&R Loan Agreement, we are permitted to incur additional indebtedness in the form of a working capital or revolving loan facility with a maximum credit line of no more than $40.0 million at any time, subject to Pharmakon’s consent and certain terms and conditions customary for credit facilities of similar size and type. See Note 7. Term Loans in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report for additional information.

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
As of September 30, 2025, we recorded an aggregate balance of $36.7 million in our condensed consolidated balance sheet for the future royalty payment obligation to the Evolus Founders.
Litigation Settlement
In February 2021, we settled litigation claims related to a complaint filed against us by Allergan, Inc. and Allergan Limited (together, “Allergan”) and Medytox, Inc. (“Medytox”) in the U.S. International Trade Commission related to Jeuveau® (the “ITC Action”) and certain related matters by entering into a Settlement and License Agreement with Medytox and Allergan, which we refer to as the U.S. Settlement Agreement, and another Settlement and License Agreement with Medytox, which we refer to as the ROW Settlement Agreement. We refer to the U.S. Settlement Agreement and the ROW Settlement Agreement collectively as the “Medytox Settlement Agreements.” From September 17, 2022 to September 16, 2032, we have paid and will pay to Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in other Evolus territories.
Daewoong Agreement
Our agreement (as amended, the “Daewoong Agreement”) with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) provides us with an exclusive distribution license to Jeuveau® for aesthetic indications in the United States, the European Union, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. The Daewoong Agreement includes certain minimum annual purchases which we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territories. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions.
Symatese U.S. Agreement
Our agreement (the “Symatese U.S. Agreement”) with Symatese Aesthetics S.A.S (“Symatese”) provides us with an exclusive right to commercialize and distribute five injectable HA gel product candidates, Form, Smooth, Sculpt, Lips and Eye in the United States for use in the aesthetics and dermatological field of use. We also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of injectable HA gels. The Symatese U.S. Agreement includes certain milestone payments, development cost-sharing arrangements, and minimum annual purchases that we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
Symatese Europe Agreement
Our agreement (the “Symatese Europe Agreement”) with Symatese provides us with an exclusive right to commercialize and distribute four injectable HA gel product candidates, Form, Smooth, Sculpt and Lips in 50 countries in Europe for use in the aesthetics and dermatological fields. The Symatese Europe Agreement includes certain milestone payments and minimum annual purchases which we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
Operating Leases
Our corporate headquarters in Newport Beach, California is under a non-cancelable operating lease, which expires on January 31, 2030 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on February 1st of each year during the lease term.

Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of liquidity under the New Pharmakon Term Loans and existing liquidity, will be sufficient to satisfy our cash requirements for at least the next twelve months with respect to working capital that supports our daily operations and to meet commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
We have based our projections of capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources, which consist of cash and cash equivalents and cash generated from operations, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to, the impact of any potential disruptions to our supply chain, inflation or other economic conditions, uncertainty regarding the stability of certain financial institutions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements, including our requirements beyond the next twelve months. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, volatility in inflation and interest rates, new and threatened tariffs, declines in consumer confidence and uncertainty about economic stability. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.

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
•the cost of maintaining or increasing a sales force in the future, the productivity of that sales force, the market acceptance of our products and the actions and product introductions of our competitors;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property and any other future intellectual litigation we may be involved in; and
•the timing, receipt and amount of sales of any products approved or cleared in the future, if any.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(55.1)	$(22.8)
Investing activities	(6.3)	(3.5)
Financing activities	17.3	48.7
Effect of exchange rates on cash and cash equivalents	0.7	(0.3)
Net increase (decrease) in cash and cash equivalents	(43.4)	22.2
Cash and cash equivalents, beginning of period	87.0	62.8
Cash and cash equivalents, end of period	$43.5	$85.0
Operating Activities
Cash used in operating activities was $55.1 million in the nine months ended September 30, 2025, compared to cash used in operating activities of $22.8 million in the nine months ended September 30, 2024. The increase in cash used in operating activities was mostly attributable to a higher net loss and an increase in inventory purchases to support the launch of Evolysse™ and as a response to potential U.S. tariffs in the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. Additionally, changes in working capital resulting from the timing of accruals and payments of cash contributed to the increase in cash used in operating activities in the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.
Investing Activities
Cash used in investing activities was $6.3 million in the nine months ended September 30, 2025 compared to cash used in investing activities of $3.5 million in the nine months ended September 30, 2024. The increase in cash used in investing activities is primarily driven by a $2.8 million increase in expenditures on capitalized internal-use software and on property and equipment.
Financing Activities
Cash provided by financing activities was $17.3 million in the nine months ended September 30, 2025 compared to cash provided by financing activities of $48.7 million in the nine months ended September 30, 2024. The decrease in cash provided by financing activities is primarily attributable to lower cash receipts of $2.3 million from exercise of stock options and $51.2 million of proceeds from a follow-on equity offering in the nine months ended September 30, 2024. There was no follow-on equity offering in the nine months ended September 30, 2025. The decrease in cash provided by financing activities is partially offset by $22.4 million of net proceeds from the modification of our long-term debt.
Indebtedness
See “Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our New Pharmakon Term Loans.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our New Pharmakon Term Loans (future interest payments on our outstanding New Pharmakon Term Loans total approximately $65 million, with $14.1 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders based on a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox based on a mid-single digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 million of milestone payments under the Symatese U.S. Agreement, subject to FDA approval of three Evolysse™ products, consisting of €1.6 million due on the date of FDA approval, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to and contingent on three of the injectable HA gel products gaining approval prior to the milestone payment date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of €1.2 million on the second anniversary of certain regulatory approvals and €1.9 million on the later of the third anniversary of certain regulatory approvals or December of any year in which we achieve US$25.0 million of net revenue in Europe for the injectable HA gel products, (vii) minimum purchase and royalty obligations for the injectable HA gel products, and (viii) obligations under operating leases related to our office space, which are described in more detail in Note 8. Operating Leases in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described above with respect to the New Pharmakon Term Loans.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the condensed consolidated financial statements as well as the revenue and expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our estimates and assumptions in light of changes in circumstances, facts and experience.
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
We describe the recently issued and adopted accounting pronouncements that apply to us in Note 2. Basis of Presentation and Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily driven by fluctuations in interest rates and foreign currency exchange rates.
For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A of our Annual Report on Form 10-K filed for the year ended December 31, 2024 and to the notes to the consolidated financial statements included therein. As of the date of this report, there were no material changes to our financial market risks from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2024.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.
Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025 and previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which was filed with the SEC on August 5, 2025. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K or Quarterly Report on Form 10-Q.
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
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse™. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net loss of $51.8 million for the nine months ended September 30, 2025, and we recorded a net losses of $50.4 million and $61.7 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $661.2 million as of September 30, 2025. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
With respect to consumer demand, the treatment with our products is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with our products for aesthetic indications may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and aesthetic practitioner recommendations of our products versus competitive products or procedures. Moreover, consumer demand may fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and our products in particular, changes in demographics and social trends, rising inflation and general consumer confidence and consumer discretionary spending, which have been and may in the future be impacted by economic and political conditions.
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
Because we do not expect our products to be reimbursed by any government or third-party payor, our products will continue to be paid for directly by the consumer. As a result, demand for our products from our customers who utilize our products for treatments of consumers is accordingly tied to the discretionary spending levels of our targeted consumer population. We do not maintain long-term purchase commitments with most of our customers, instead, our sales depend on short-term purchasing decisions for our products made by our customers in response to consumer demand, aesthetics trends, our competitor’s sales tactics, inventory management, seasonality, and other factors affecting consumer and customer purchasing behavior. Additionally, our customers’ businesses are susceptible to economic conditions that have and may continue to tighten their liquidity resulting in changes in their purchasing behavior or delays in payments for our products, each of which could have an adverse effect on our business. As a result, it is difficult to forecast demand for our products and our revenues in a given period are subject to volatility based on any of these factors.
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
Our business is subject to trade policy risks, including tariffs and regulatory actions on imports which may have a material adverse impact on our results of operations and financial condition.
The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice.
Changes in trade policies, including increased or proposed tariffs in the United States or retaliatory tariffs in response to such have caused an increase in our cost of goods related to our products. For example, we source our Evolysse™ products from France, and these products were subject to a 10% tariff in the second quarter of 2025 and as a result of a recent U.S. trade deal with the European Union these products will be subject to a 15% tariff. In addition, while pharmaceutical products, like Jeuveau®, are currently exempt from retaliatory tariffs, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. This investigation may lead to the imposition of significant tariffs on pharmaceutical imports, such as Jeuveau®. Additionally, the U.S. government has proposed a 100% tariff on branded and patented pharmaceutical products. All of these current and threatened tariffs are subject to implementation or change with little notice. Although we have been proactively managing inventory flows into the United States to protect against such tariffs, there can be no assurance that we will be able to do so in the future. If tariffs impact global supply chains, have a negative impact on consumer sentiment or cause a significant increase in our costs and we are unable to successfully make up for these increased costs, our revenues could be harmed, which would have an adverse effect on our business.
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
As of September 30, 2025, we had 329 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our Board of Directors, Tatjana Mitchell, our Chief Financial Officer, and Rui Avelar, our Chief Medical Officer and Head of Research and Development, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau®, Evolysse™ or any future products we develop.
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
If we experience delays in obtaining approval, as a result of a government shutdown or otherwise, or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.
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
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products and any other future product candidates, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice, or GCP, requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau®, Evolysse™ or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.

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
As disclosed in Part II, Item 1. “Legal Proceedings” we are a nominal defendant in derivative lawsuit filed against certain of our officers and directors. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We have also been and may in the future be the target of securities class action or derivative litigation in the future, as companies that have experienced volatility in the market price of their stock have been subject to Securities Act of 1933, as amended, or the Securities Act, litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the nine months ended September 30, 2025 has ranged from a low of $5.77 to a high of $15.04. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for all “internal corporate claims.” “Internal corporate claims” are claims that are based upon a violation of a duty by a current or former director, officer or stockholder in such capacity, or as to which Title 8 of the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware, or the Court of Chancery, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. For example, this choice of forum provision would not apply to claims brought pursuant to the Exchange Act or the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our certificate of incorporation. The choice of forum provision in our certificate of incorporation will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq Marketplace Rules and other applicable securities rules and regulations. Complying with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to assist us in complying with these requirements, which will increase our costs and expenses.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.      Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1+	Employment Agreement, dated September 8, 2025, by and between Tatjana Mitchell and the Registrant.					X
10.2†	Seventh Amendment to Supply Agreement, dated as of September 9, 2025, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

†	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.
+	Indicates management contract or compensatory plan.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	November 5, 2025	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive)

Date:	November 5, 2025	By:	/s/ Tatjana Mitchell
Tatjana Mitchell
Chief Financial Officer
(Principal Financial Officer)