Form 10-K
period 2025-12-31
Evolus, Inc.
filed 2026-03-03
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
_____________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	EOLS	The Nasdaq Stock Market LLC (Nasdaq Global Market)
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $560.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $9.21 per share for such date.

As of February 27, 2026, 65,059,990 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement (the “Proxy Statement”) for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, economic conditions, our plans and expectations regarding regulatory approvals and commercial launch of our products, the addressable market of our products, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. These statements include, among other things, statements relating to our expectations regarding our business, operations and market conditions, including our expectations regarding the market size and opportunity of our products. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A “Risk Factors” in this Annual Report.
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
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A “Risk Factors,” in this Annual Report on Form 10-K prior to making an investment in our securities. If any of the risks below or in Item 1A “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A “Risk Factors,” the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
•We have incurred significant losses since our inception, and we may continue to incur losses, which could adversely affect the market price of our common stock and our ability to raise additional capital.
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
•We are reliant on Symatese S.A.S. (“Symatese”) to achieve and maintain regulatory approval for the Evolysse™ product line in the United States. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse™ products would negatively affect our ability to sell these products.
•We may require additional financing to fund our future operations or execute corporate development activities, and a failure to obtain additional capital when so needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
•If we or our counterparties do not comply with the terms of our settlement agreements (the “Medytox Settlement Agreements”) with Medytox, Inc. (“Medytox”), we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business and our financial condition and ability to continue as a going concern.
•The terms of the Medytox Settlement Agreements will continue to reduce our profitability.
•We rely on our licensing agreements with Daewoong Pharmaceutical Co. Ltd (“Daewoong”), and Symatese and any termination or loss of significant rights, including exclusivity, under these agreements would materially and adversely affect our business.
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

Part I
Item 1.     Business.
Overview
We are a global performance beauty company delivering breakthrough products with a customer-centric approach. Our primary market is the cash-pay aesthetic market, which consists of medical products that consumers pay for directly out of pocket. Our customers are aesthetic practitioners who are properly licensed to deliver our products. By avoiding the regulatory burdens that accompany reimbursed products and pursuing an aesthetic-only non-reimbursed product strategy, we believe that we create flexibility to deliver a unique value proposition to our customers. We utilize this flexibility to drive customer adoption efforts through programs such as our consumer loyalty program, co-branded marketing programs, promotional events and pricing strategies.
Our Products and Product Candidates
Our current commercially available products and our product candidates represent two of the largest product categories within medical aesthetics, injectable neurotoxins and injectable hyaluronic acid (“HA”) gels.
Jeuveau® is a proprietary 900 kilodalton (“kDa”), purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults. Jeuveau® offers a 900 kDa botulinum toxin alternative to BOTOX (onabotulinumtoxinA). We believe aesthetic practitioners generally prefer the performance characteristics of the complete 900 kDa neurotoxin complex and are accustomed to injecting this formulation.
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
Jeuveau® is currently available in the United States, Canada, certain European markets and Australia, and we plan to make the product available in additional European markets.
Evolysse™ is a collection of injectable HA gels that utilizes first-generation cold technology. The line includes a variety of products including mid face, nasolabial folds, lips and eyes.
In October 2024, regulatory approval in the European Union was received for four products in the Evolysse™ line: Evolysse™ Form, Evolysse™ Smooth, Evolysse™ Sculpt and Evolysse™ Lips. In February 2025, we received approval from the U.S. Food and Drug Administration (“FDA”) for Evolysse™ Form and Evolysse™ Smooth injectable HA gels for wrinkles and folds, such as nasolabial folds.
In April 2025, we launched Evolysse™ Form and Evolysse™ Smooth in the United States indicated for wrinkles and folds, such as nasolabial folds, in adults. We expect to launch all four Evolysse™ products in Europe in the second quarter of 2026 and anticipate two additional Evolysse™ products, Evolysse™ Sculpt and Evolysse™ Lips, to be approved in the United States in 2026 and 2027, respectively. In August 2025, we announced the submission of a Premarket Approval Application (“PMA”) to the FDA for Evolysse™ Sculpt. We anticipate that the FDA’s review will follow the standard PMA process, with approval expected in the second half of 2026.

The following chart details certain important features of our primary product lines:

Product Line	Status	Description	Treatment	Approvals	Estimated Market Size in 2028
Jeuveau®	Commercial	Injectable botulinum toxin type A	Temporary improvement in the appearance of frown lines in adults	United States - 2019 Canada - 2018 European Union/United Kingdom/European Economic Area - 2019 Australia - 2023 Switzerland - 2023	United States* - $3.2 billion Addressable countries** - $1.1 billion
Evolysse™	Commercial (Evolysse™ Form and Smooth in the United States). European launch is expected in Q2 2026.	Portfolio of injectable HA gels	Improvement of moderate to severe wrinkles and folds, such as nasolabial folds facial wrinkles, mid face volume, lip fullness and infraorbital hollow correction	European Union - 2024 (4 products) United States - 2025 (2 products)	United States* - $1.3 billion Addressable countries** - $0.9 billion
*Source: Medical Insight’s The Global Aesthetic Market Study, Guidepoint Point of Sale Data
** Source: Clarivate Aesthetic Injectables Market Insights, BIP Consulting Market Analysis
The Medical Aesthetics Market Opportunity
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
Our Strategic Differentiation
The key components of our strategy are to:
•Focus on the largest segments of the medical aesthetic market. Aesthetic neurotoxins and injectable HA gels are the largest and two of the fastest growing segments in the rapidly expanding global aesthetics market. With their high regulatory barriers to entry, these economically resilient product segments are poised for continued growth and adoption.
•Pursue an aesthetic-only strategy to enhance marketing and pricing flexibility along with improving transparency for our customers. There are a number of benefits that market participants in reimbursed markets are unable to achieve, including reduced regulatory burden compared to third-party payor reimbursed therapeutic products. Jeuveau® is currently the only U.S. commercialized neurotoxin without a therapeutic indication.
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
Regulatory Development
Evolysse™
Injectable HA Gels Pipeline
The graphic below provides a summary of the current status of development of the Evolysse™ collection of injectable HA gels in the United States and European Union and anticipated key milestones. In the United States, we obtained FDA approval of Evolysse™ Form and Evolysse™ Smooth in February 2025, and we are seeking a PMA approval for Evolysse™ Sculpt and Evolysse™ Lips. In the European Union, we obtained a CE mark for the Evolysse™ collection of injectable HA gels in December 2024.
Manufacturing
Jeuveau®
Daewoong Pharmaceuticals Co. Ltd. (“Daewoong”) manufactures and supplies Jeuveau® to us. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical companies in South Korea. Daewoong constructed a facility in South Korea where Jeuveau® is produced. We believe this facility will be sufficient to meet demand for Jeuveau® for the foreseeable future. The Daewoong facility has been cleared by regulators in each jurisdiction in which Jeuveau® is approved and is subject to continuous inspections from these regulators.
Evolysse™
Symatese Aesthetics S.A.S. (“Symatese”) manufactures and supplies Evolysse™ to us. Symatese has 25 years of experience in manufacturing biomaterials and over a decade of experience manufacturing HA based gels, which have been approved in the United States, Europe and elsewhere. Symatese maintains a manufacturing facility outside Lyon, France for the production of Evolysse™. We believe this facility will be sufficient to meet the foreseeable demand for Evolysse™. In connection with regulatory approvals for the United States and Europe, the Symatese facility will be inspected by regulators in those countries.
Daewoong License and Supply Agreement

In 2013, we entered into a License and Supply Agreement with Daewoong (the “Daewoong Agreement”), which has been amended from time to time, pursuant to which Daewoong agreed to manufacture and supply Jeuveau® and grant us an exclusive license to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau® for aesthetic indications in the United States, EU, United Kingdom, members of the European Economic Area, Switzerland, Canada, Australia, New Zealand, and South Africa, as well as co-exclusive distribution rights with Daewoong in Japan. Under the Daewoong Agreement, we are required to make certain minimum annual purchases in order to maintain the exclusivity of the license. If we fail to meet these purchase requirements, Daewoong may, at its option, convert the exclusive license for such covered territory to a non-exclusive license. These minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share in various jurisdictions. Under the Daewoong Agreement, Daewoong is responsible for all costs related to the manufacturing of Jeuveau®, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of Jeuveau®.
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
Symatese License, Supply and Distribution Agreements
On May 9, 2023, we entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”) with Symatese, pursuant to which Symatese granted us an exclusive right to commercialize and distribute its five Evolysse™ injectable HA gels product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye in the United States for use in the aesthetics and dermatological field of use.
On December 20, 2023, we entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to us an exclusive right to commercialize and distribute four HA gel product candidates, which are referred to as: (i) Form; (ii) Smooth; (iii) Sculpt and (iv) Lips in 50 countries in Europe for use in the aesthetics and dermatological fields.
Under both agreements, which we refer to collectively as the Symatese agreements, we also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse™ collection of injectable HA gels.
Both Symatese agreements require us to make certain minimum purchases in order to maintain the exclusivity of our licenses. Both agreements have a 15-year term from the first product that is approved under the agreement and contain unlimited automatic renewal terms of 5-years thereafter. The agreements can be terminated based upon a material breach that remains uncured or failure to meet the minimum purchase requirements. Under the agreements, Symatese is responsible for all costs related to the manufacturing of Evolysse™ including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for certain costs related to the registration of the Lips and Eye Products with the FDA and all costs related to commercialization of Evolysse™. Under both agreements, Symatese will be responsible for and the sole owner of any marketing authorization and clinical trial results for the injectable HA gel products.
Impact of Settlement Agreements
In February 2021, we settled certain litigation claims and entered into settlement and licensing agreements with Medytox, Inc. (“Medytox”) related to Jeuveau®. We refer to these agreements as the Medytox Settlement Agreements. Under the Medytox Settlement Agreements, we pay a mid-single digit percentage royalty on net sales of Jeuveau® in the United States and all territories that we have licensed outside the United States through September 16, 2032.

Competition
Aesthetic Neurotoxins
There are only six approved injectable botulinum toxin type A neurotoxins in the United States for aesthetic indications, including Jeuveau®. There are also other injectable botulinum toxin type A products being developed for the U.S. market. Within the U.S. market we compete with botulinum toxin based products commercialized by Abbvie, Galderma S.A., Merz Pharma GmbH & CO, Revance Therapeutics, Inc., and Hugel, Inc. Additionally, Medytox, Abbvie and Galderma have each submitted a Biologics License Application (“BLA”) to the FDA for injectable botulinum toxin products. If any one of these BLAs is approved, we expect the competition in the U.S. injectable botulinum toxin market to increase further. Most of our primary competitors are also approved to sell injectable botulinum toxin in Europe and other markets that we may enter.
Dermal Filler Market
Our Evolysse™ collection of injectable HA gels competes in the dermal filler market in the United States. Within the U.S. market we compete with HA based dermal filler products commercialized by Abbvie, Galderma, Merz, Revance, Prollenium Medical Technologies and Obagi. We also compete with non-HA based dermal fillers from Galderma and Merz.
A number of companies are currently developing HA gels for the United States market. Outside of the United States there are an even greater number of competitors with injectable HA gel products available.
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
Seasonality
The sales of aesthetic neurotoxins and injectable HA gels are historically subject to the impact of traditional seasonality in the medical aesthetic market, which generally experiences higher revenue in the second and fourth calendar quarters as compared to the first and third calendar quarters.
Government Regulation in the United States
We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our business has been, and will continue to be, subject to a variety of laws including the Federal Food Drug and Cosmetic Act (“FFDCA”), and the Public Health Service Act (the “PHS Act”), among others. Biologics, such as our neurotoxin product, and medical devices, including our injectable HA gel products and product candidates, are subject to regulation under the FFDCA and PHS Act.
In the United States, biopharmaceutical products and medical devices are subject to extensive regulation by the FDA. The FFDCA, PHS Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacturing, storage, recordkeeping, regulatory approval, license or clearance, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of these products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending license or marketing applications, warning letters and other enforcement actions, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
FDA Marketing Approval of Biologics
The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests and animal studies according to good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•submission to the FDA of an investigative new drug application (“IND”), which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed biological product for its intended use, according to the FDA’s regulations, commonly referred to as good clinical practices, and any additional requirements including those for the protection of human research subjects and their health and other personal information;
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
Post-Approval Requirements for Biologics in the United States
Once a BLA is approved, a product is subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Adverse event reporting and submission of periodic reports is required following the FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase IV testing, Risk Evaluation and Mitigation Strategies (“REMS”), and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging and labeling procedures must continue to conform to cGMP after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with applicable regulations such as cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
Class I devices are those for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality Management System Regulation (“QMSR”), facility registration and product listing, reporting of adverse medical events and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Many Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) premarket notification process described below.
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
After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. The FDA also may convene an advisory panel of outside experts to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QMSR. The FDA can delay, limit or deny approval of a PMA application for many reasons.
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
A clinical trial may be required in support of a 510(k) submission and generally is required for a PMA application. These trials generally require an Investigational Device Exemption (“IDE”), approved by the FDA for a specified number of patients, unless the product is exempt from IDE requirements or deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Clinical trials may begin 30 days after the submission of the IDE application unless the FDA disapproves the IDE or places the trial on clinical hold. Additionally, clinical trials may not begin until their protocol and informed consent receive approval from the appropriate institutional review boards (“IRBs”), at the clinical trial sites. All clinical trials must be conducted in accordance with the FDA’s IDE regulations.
Even if regulatory approval or clearance of a device is granted, the FDA may impose limitations on the uses and indications for which the device may be labeled and promoted, and the device remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must register their facilities and list their devices with the FDA. A device manufacturer’s manufacturing processes and those of some of its suppliers are required to comply with the applicable portions of the QMSR, which covers quality management, design, production and process controls, quality assurance, labeling, packaging, shipping, and complaint handling. Device manufacturers must submit to the FDA medical device reports for deaths, serious injuries, and certain malfunctions and report certain field corrections and product recalls or removals. Some manufacturers also may be subject to post-market surveillance regulations. Facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.
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
Other Regulation of the Healthcare Industry
While we do not currently have plans for our products to be covered by insurance or government reimbursement programs, if we were to offer reimbursable products, we could be subject to federal laws and regulations covering reimbursable products, such as the Anti-Kickback Statute, Stark Law and Physician Payments Sunshine Act. The laws that may affect our ability to operate include, but are not limited to:
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
•The Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
•The Federal Physician Payments Sunshine Act, and its implementing regulations, which require that certain manufacturers of drugs, medical devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report to the Centers for Medicare & Medicaid Services (“CMS”), information related to certain payments or other transfers of value made or distributed to physicians, which is defined broadly to include other healthcare providers, teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•State and foreign law equivalents of the foregoing and state laws regarding pharmaceutical company marketing compliance, reporting and disclosure obligations.
If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.
Government Regulation in Europe
EU Regulation of Biologics
In the European Economic Area (“EEA”) (which is composed of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”).
There are two types of MAs:
•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the European Medicines Agency (“EMA”). and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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
EU Regulation of Medical Devices
In the European Union, medical devices must be CE marked in order to be marketed. CE marking a device involves working with a Notified Body (or in some cases, for the lowest risk class devices, the manufacturer can self-certify) to demonstrate that the device meets all applicable requirements of the EU medical devices legislation and that the Quality Management System is compliant. The EU’s Medical Device Directive (“MDD”), has been replaced by the EU Medical Device Regulation (“EU MDR”), enacted in 2017, and which became effective on May 26, 2021. EU MDR requirements will phase in on a product-by-product basis as certifications issued under the MDD lapse and will require all products to undergo review and approval under these new regulations. The EU MDR will generally require increased levels of clinical data as compared to MDD requirements, and all product technical data must comply to the latest standards regardless of when the product was initially developed.
UK Regulation of Biologics and Medical Devices
The UK formally left the EU on January 31, 2020. The EU and the UK have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations in many ways, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU.

In respect of medical devices, devices placed on the market in Great Britain (England, Scotland and Wales) must be registered with the Medicines and Healthcare products Regulatory Agency (“MHRA”). Manufacturers based outside the United Kingdom must appoint a United Kingdom Responsible Person with a registered place of business in the United Kingdom to register the device with the MHRA. The United Kingdom has introduced the UK Conformity Assessed (“UKCA”) marking regime for medical devices; however, under current transitional arrangements, CE-marked devices that comply with applicable EU legislation may continue to be placed on the Great Britain market for a limited period, subject to specified conditions and evolving regulatory requirements. UKCA marking is not recognized in the European Union. The regulatory framework applicable in Northern Ireland differs from that in Great Britain and, pursuant to the Windsor Framework, continues to align in significant respects with EU medical device legislation.
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
Data Privacy and Security Laws and Regulations
We are also subject to data privacy and security regulation by the federal government, states and non-U.S. jurisdictions in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state and non-U.S. laws, including the General Data Protection Regulation adopted by the EU, govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We also remain subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act (“CCPA”), which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act (the “CRPA”), passed on November 3, 2020. The CCPA and CPRA, among other things, create data privacy obligations for covered companies and provides privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.
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
Human Capital Resources

As of December 31, 2025, we had 334 employees, all of whom were full-time in the United States, Canada, Europe, and Australia, and 67% of our full-time employees were women. We believe we have good relations with our employees.
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
Compensation and Benefits
We are committed to a Total Rewards strategy that complements our mission, culture, and business objectives. Our goal is to provide competitive compensation and benefit programs that drive a high level of employee satisfaction, allowing us to attract and retain the best and brightest talent. We want employees to feel at their best and be at their best so they can make a profound impact on our culture, community and business results. Compensation and benefits are two of the main pillars of our total rewards package. We provide total cash compensation (base pay and bonus/commission) that is highly competitive in the labor markets in which we compete for talent. We also ensure that pay is internally equitable by differentiating rewards based on employee performance and impact to the company. This empowers employees to take ownership over their career and development trajectory. Long-term incentives in the form of equity (Stock Options and restricted stock units) provide a sense of ownership in our company’s long-term success and help retain talent that can make a difference. We also provide a robust and highly competitive benefits package to ensure employees’ personal and family needs are met whether it’s health (medical/dental/vision), wealth and retirement (401(k) with competitive employer match), or well-being (flexible PTO, paid leave, wellness coaching). We want employees to know that we are investing in their success so they can bring the best version of themselves each day.
Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We provide our employees with access to a variety of health and wellness programs, including programs that support physical and mental health and well-being by providing tools, resources, and coaching to help them improve or maintain a healthy lifestyle. We also offer a hybrid work schedule.
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

Item 1A. Risk Factors.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including Item 7“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8 “Financial Statements and Supplementary Data.” If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to Our Business and Strategy
We have incurred significant losses since our inception, and we may continue to incur losses, which could adversely affect the market price of our common stock and our ability to raise additional capital.
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse™. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net loss of $51.6 million and $50.4 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $661.0 million as of December 31, 2025. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products and maintain cost controls. While we strive to achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with any future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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

In the long term, we expect to expand our focus to the broader cash-pay healthcare market. Competitors and other parties may seek to impact regulatory approval of our future product applications through the filing of citizen petitions or other similar documents, which could require costly and time-consuming responses to the regulatory agencies. Larger competitors could seek to prevent or delay our commercialization efforts via costly litigation which can be lengthy and expensive and serve to distract our management team’s attention. We could face competition from other sources as well, including academic institutions, governmental agencies and public and private research institutions. In addition, we are aware of other companies also developing and/or marketing products in one or more of our target markets. The introduction of new products into our key markets will increase competition. We would face similar risks with respect to any future product candidates that we may seek to develop or commercialize in the broader cash-pay healthcare market. Successful competitors in that market have the ability to effectively discover, obtain patents, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical staff.
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
Our commercial opportunity could also be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than our current product offerings or any other product that we may develop. Our competitors also may obtain FDA or other regulatory approval for these products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market, which may create additional barriers to successfully commercializing our current product offerings and any future product candidates and attracting practitioner and consumer demand.
Our products may fail to achieve the broad degree of aesthetic practitioner adoption and use or consumer demand necessary for continued commercial success.
Jeuveau® or the Evolysse™ collection of injectable HA gels may fail to gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau®, Evolysse™ and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse™ collection of injectable HA gels, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue and in the case of Evolysse™ Form and Smooth, the treatment of wrinkles and folds, such as nasolabial folds. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
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
With respect to consumer demand, the treatment with our products is an elective procedure, the cost of which must be borne by the consumer, and we do not expect costs related to the treatment to be reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a consumer to undergo treatment with our products for aesthetic indications may be influenced by a number of factors, including the cost, efficacy, safety, perception, marketing programs for, and aesthetic practitioner recommendations of our products versus competitive products or procedures. Moreover, consumer demand has and may continue to fluctuate over time as a result of consumer sentiment about the benefits and risks of aesthetic procedures generally and our products in particular, changes in demographics and social trends, high inflation and general consumer confidence and consumer discretionary spending, which have been and may in the future be impacted by economic and political conditions.
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
Because we do not expect our products to be reimbursed by any government or third-party payor, our products will continue to be paid for directly by the consumer. As a result, demand for our products from our customers is tied to the discretionary spending levels of our targeted consumer population. We do not maintain long-term purchase commitments with most of our customers, instead, our sales depend on short-term purchasing decisions for our products made by our customers in response to consumer demand, aesthetics trends, our competitor’s sales tactics, inventory management, seasonality, and other factors affecting consumer and customer purchasing behavior. Additionally, our customers’ businesses are susceptible to economic conditions that have and may continue to tighten their liquidity resulting in changes in their purchasing behavior or delays in payments for our products, each of which could have an adverse effect on our business. As a result, it is difficult to forecast demand for our products and our revenues in a given period are subject to volatility based on any of these factors.
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
Changes in trade policies, including increased or proposed tariffs in the United States or retaliatory tariffs in response to such have caused an increase in our cost of goods related to our products. For example, we source our Evolysse™ products from France and our Jeuveau® product from South Korea, and since 2025 they have been either subject to implemented or threatened tariffs. In addition, while pharmaceutical products, like Jeuveau®, are currently exempt from retaliatory tariffs, the U.S. Department of Commerce has initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. This investigation may lead to the imposition of significant tariffs on pharmaceutical imports, such as Jeuveau®. All of these current and threatened tariffs are subject to implementation or change with little notice. Although we have been proactively managing inventory flows into the United States to protect against such tariffs, there can be no assurance that we will be able to do so in the future. If tariffs impact global supply chains, have a negative impact on consumer sentiment or cause a significant increase in our costs and we are unable to successfully make up for these increased costs, our revenues could be harmed, which would have an adverse effect on our business.
We are reliant on Symatese to achieve and maintain regulatory approval for the Evolysse™ product line in the United States. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse™ products would negatively affect our ability to sell these products.
The FDA process for medical devices such as Evolysse™ are complex, time-consuming and subject to numerous inherent risks. Before future products within the Evolysse™ collection can be marketed in the United States, Symatese must obtain regulatory approval for the injectable HA gels. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
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
In addition, the global economy, including the financial and credit markets, has experienced significant volatility and disruptions, including severely diminished liquidity and credit availability and high interest rates. In the event we are unable to raise sufficient capital to fund our commercialization efforts to achieve specified minimum sales targets under the Daewoong Agreement, Symatese U.S. Agreement and the Symatese Europe Agreement, we will lose exclusivity of the license that we have been granted under those respective agreements. In addition, if we are unable to raise additional capital when required or on acceptable terms, we will be required to take actions to address our liquidity needs which may include the following: significantly reduce operating expenses and delay, reduce the scope of or discontinue some of our development programs, commercialization efforts or other aspects of our business plan, out-license intellectual property rights to our product candidates and sell unsecured assets, or a combination of the above. As a result, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
If we or our counterparties do not comply with the terms of our settlement agreement with Medytox, we may face litigation or lose our ability to market and sell Jeuveau®, which would materially and adversely affect our ability to carry out our business, our financial condition and ability to continue as a going concern.
In February 2021, we entered into the Medytox Settlement Agreements, under which we obtained (i) a license to commercialize, manufacture and to have manufactured for us certain products identified in the Medytox Settlement Agreements, including Jeuveau® in the United States and other territories where we license Jeuveau®, (ii) the dismissal of outstanding litigation and related remedies, which we refer to together with any claims (including claims brought in Korean courts) with a common nexus of fact as the Medytox Actions, and (iii) releases of claims against us for the Medytox Actions. Under the agreement, we remain obligated to pay to Medytox a mid-single digit royalty percentage on net sales of Jeuveau® in the United States and all territories we have licensed outside the United States until September 16, 2032. In addition, under the Medytox Settlement Agreements we made certain representations and warranties and agreed to certain customary positive and negative covenants.
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
Our use of, or failure to effectively and responsibly utilize, emerging technologies, including artificial intelligence, could materially adversely affect our business and financial results.
We use artificial intelligence and other automated or algorithmic technologies in certain aspects of our operations, including digital development, commercial activities and data analysis. In addition, certain of our vendors, logistics providers and other business partners may incorporate similar technologies into the services they provide to us. The use of these technologies may increase the risk that proprietary, confidential or personal information is inadvertently disclosed, improperly accessed, retained by third parties or otherwise misused. These technologies may also introduce software defects, security vulnerabilities or the incorporation of third-party intellectual property or open-source materials into our digital technology in a manner that could subject us to restrictive licensing terms, require disclosure of proprietary source code, impair our ability to protect or enforce our intellectual property rights, delay product or platform deployment, or result in infringement claims and related liabilities. These technologies may also produce inaccurate, incomplete or biased outputs, which could adversely affect decision-making. Any such issues, whether arising from our systems or those of third parties, could impair the reliability or functionality of systems that support key business activities, lead to flawed or biased business decisions, result in data breaches or loss of intellectual property, and expose us to litigation, regulatory investigations, fines, penalties and reputational harm, any of which could materially adversely affect our business, financial condition and results of operations.
The legal and regulatory framework governing artificial intelligence and data use is evolving and may increase compliance costs and operational complexity. If we are unable to effectively oversee the use of these technologies by our personnel and service providers, or if we fail to adopt them in a manner that maintains our competitiveness, our business, financial condition and results of operations could be adversely affected.
Failure to comply with confidentiality and data privacy obligations could have a material adverse effect on our business.
As part of our normal operations, we collect, process, transmit and, where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. As a result, we are subject to various international, federal and state privacy and security laws, including the General Data Protection Regulation, or GDPR, the HIPPA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of personally identifiable information, or PII. For example, the California Consumer Privacy Act, among other things, has created individual privacy rights and imposes increased obligations on companies handling PII. We also rely on third parties to host or otherwise process some of the data we collect, process and store. In some instances, these third parties have experienced failures to protect data privacy. If we or these third parties experience a security incident that affects our information systems or results in the unauthorized access to financial information, PII, customer information or data, including credit card transaction data or other sensitive information, our reputation could be materially damaged. Our failure, or the failure of third parties, to protect PII or other sensitive information or our failure to comply with such data privacy and security laws, could expose us to litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition
Jeuveau® or any other product candidate for which we seek approval as a biologic may face competition sooner than anticipated.
With the enactment of the Biologics Price Competition and Innovation Act of 2009 (the “BPCI Act”), as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a BLA. The FDA has licensed multiple biosimilar products under the BCPI Act.
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
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, Evolysse™ or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including regulatory authorities withdrawing approval or limiting the marketing of our products, requiring a recall of the product, requiring additional warnings on our product labeling or medication guides or instituting Risk Evaluation and Mitigation Strategies (“REMS”). In order to mitigate these risks, regulatory authorities may require additional costly clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As a result of any of these actions our sales of the product may decrease significantly, we may be required to expend material amounts to comply with any requirements of the regulatory authorities, we could be sued in a product liability lawsuit and held liable for harm caused to patients, and our brand and reputation may suffer.
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
As of December 31, 2025, we had 334 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
We face risks in expanding our sales organization whether internally or by utilizing third parties, including our ability to retain and incentivize qualified individuals, provide adequate training to sales and marketing personnel, generate sufficient sales leads, effectively manage a geographically dispersed sales and marketing team, adequately provide complementary products to be offered by sales personnel, which may otherwise put us at a competitive disadvantage relative to companies with more extensive product lines, and handle any unforeseen costs and expenses. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.
Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our development and strategic objectives or disrupt our operations.
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
We have incurred substantial losses during our history and we may never achieve profitability. We have generated taxable losses and unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes, such as research tax credits, and Section 163(j) interest expense carryforwards, to offset its post-change income may be limited. As of December 31, 2025, we had $330.5 million of federal NOLs, $59.3 million of foreign NOLs, and $257.8 million of state NOLs available to offset our future taxable income, if any. Additionally, we had federal and California research and development credit carryforwards of $1.6 million and $0.6 million, respectively, as well as $51.2 million in federal Section 163(j) interest expense carryforwards as of December 31, 2025. These tax attributes, such as NOLs, and research and development tax credit carryforwards are set to expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, which could restrict our ability to utilize our pre-change NOLs, research and development credit, and Section 163(j) interest expense carryforwards for offsetting U.S. federal taxable income, potentially leading to increased future tax liability. In addition, there may be periods during which the use of tax attributes is suspended or otherwise limited, which could accelerate or permanently increase taxes owed.
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.

The New Pharmakon Term Loans (as defined below) have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness (even though the amount borrowed remains the same) and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes and materially and adversely affect our profitability, cash flows and results of operations.
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
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of our products or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of our products and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. For example, prior to entering into the Medytox Settlement Agreements, we were a defendant in a lawsuit brought by Medytox in the Superior Court of the State of California (the “Medytox Litigation”), and a respondent in an action filed by Allergan and Medytox in the ITC Action, each alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain (the “BTX strain”), that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Both the Medytox Litigation and ITC Action diverted the attention of our senior management and were costly, in terms of legal costs and the ultimate payments and royalties to be paid under the Medytox Settlement Agreements.
Additionally, we are aware that multiple entrants into the injectable HA gels market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their injectable HA gel products. As the importer of record and commercial distributor of Evolysse™, we may be required to defend these cases, which may result in increased legal and royalty costs.
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
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau®, Evolysse™ or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our current or future operations, including those issued by the FDA and CMS. Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
Derivative lawsuits have been filed against us and certain of our officers and directors, which could result in substantial costs and could divert management attention.
As disclosed in Part I, Item 3 “Legal Proceedings,” we and certain of our officers were previously named as defendants in a securities class action lawsuit and we are a nominal defendant in derivative lawsuits filed against certain of our officers and directors. We maintain director and officer’s insurance coverage and continue to engage in vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers outside of our insurance coverage, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. We have also been and may in the future be the target of securities class action or derivative litigation, as companies that have experienced volatility in the market price of their stock have been subject to Securities Act litigation. Even if the claims asserted in these lawsuits are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the year ended December 31, 2025 has ranged from a low of $5.77 to a high of $15.04. The stock market in general and the market for earlier stage pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, some of which are beyond our control, including:
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
•adverse developments in the regulatory approval process for Evolysse™ or any future products;

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
To date, we do not believe that our business, including our business strategy, results of operations, or financial condition have been materially affected, or are reasonably likely to be materially affected, as a result of identified cybersecurity threats or incidents, including as a result of any previous cybersecurity incidents that we are aware of. However, we cannot provide assurance that we will not be materially affected in the future by such risks or any future cybersecurity incidents. For more information on our cybersecurity-related risks, please refer to the risk factor titled “We rely on our digital technology and applications and our business and operations could suffer in the event of information system failures or a cybersecurity incident” in Part I, Item 1A of this Report.
Governance
Our cybersecurity team is led by the SVP of Information Technology (“IT”) and Operations, who reports to our Chief Executive Officer. Our SVP of IT and Operations and the cybersecurity team have over 25 years of experience managing and securing technology infrastructure. The cybersecurity team has responsibility for the planning and execution of our processes to manage cybersecurity and other information technology risks. The cybersecurity team also institutes and maintains controls for our systems, applications, and databases. Our management, with involvement and input from our Board of Directors, performs annual enterprise-wide cybersecurity assessments to identify and manage key existing and emerging risks for our company.
The Board of Directors receives periodic updates on our cybersecurity risks from our SVP of IT and Operations, including risk assessments, areas of emerging risks, incidents and industry trends, and other areas of importance. These reports include updates on our progress preparing for, preventing, detecting, responding to and recovering from material cyber incidents, if any. In addition, as needed, management updates the Board of Directors regarding any material cybersecurity incidents.
Item 2.    Properties.
Our corporate headquarters is located at 520 Newport Center Drive, Suite 1200, Newport Beach, CA 92660, in a facility that we lease, encompassing in aggregate approximately 30,716 square feet of space. On July 27, 2023, we entered into an amendment to the existing lease agreement for our corporate headquarters for additional office space of approximately 8,333 square feet of space (the “Amended Lease Agreement”). On October 16, 2024, we entered into the Second Amendment to the Lease Agreement (the “Second Lease Amendment” and, with the Amended Lease Agreement, the “Lease Agreement”) to lease additional office space for our corporate headquarters. The lease term for the Second Lease Amendment commenced beginning in October 2025. The Lease Agreement expires on January 31, 2030. With the additional office space, we believe our facilities are sufficient for our current needs. When the Lease Agreement expires, we may exercise our renewal option or look for additional or alternative space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.
Item 3.     Legal Proceedings.
We are and may become from time to time a party to various claims and lawsuits arising in the ordinary course of business, but we are not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Global Market under the symbol “EOLS.”
Holders of Record
As of February 27, 2026, there were approximately 20 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors that our Board of Directors may deem relevant. The payment of dividends is also restricted under our credit facility.
Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing. The graph is required by applicable rules of the SEC and is not intended to forecast, predict or be indicative of the possible future performance of our common stock.

525
500
475
450
425
400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Evolus
Nasdaq Composite Index
Nasdaq Biotechnology Index

This graph shows a comparison of the cumulative total return to holders of our common stock relative to the cumulative total returns of The Nasdaq Composite Index and The Nasdaq Biotechnology Index for the five years ended December 31, 2025. The graph assumes that $100 was invested in our common stock and in each of these indices at the market close on the last trading day for the year ended December 31, 2020 and assumes the reinvestment of any dividends.

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Evolus	$100.00	$193.75	$223.51	$313.39	$328.57	$197.92
Nasdaq Composite	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Nasdaq Biotech	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and consolidated results of operations and should be read together with the audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data” and included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the Item 1A “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses the years ended December 31, 2025 and 2024 and year-to-year comparisons of 2025 to 2024. Discussions of the year ended December 31, 2023 and year-to-year comparisons of 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025.
Overview
We are a global performance beauty company delivering breakthrough products with a customer-centric approach in the cash-pay aesthetic market. Our current commercial product portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs) and Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels. We currently sell Jeuveau® in the United States, Canada, certain European countries and Australia, and, in April 2025, we launched Evolysse™ Form and Evolysse™ Smooth in the United States, which are indicated for wrinkles and folds, such as nasolabial folds, in adults. We expect to launch all four Evolysse™ products in Europe in the second quarter of 2026 and anticipate two additional Evolysse™ products, Evolysse™ Sculpt and Evolysse™ Lips, to be approved in the United States in 2026 and 2027, respectively.
Our primary market is the cash-pay aesthetic market, which consists of medical products that consumers pay for directly out of pocket. Our customers are aesthetic practitioners who are properly licensed to deliver our products. By avoiding the regulatory burdens that accompany reimbursed products and pursuing an aesthetic-only non-reimbursed product strategy, we create flexibility to deliver a unique value proposition to our customers. We utilize this flexibility to drive customer adoption through programs such as our consumer loyalty program, co-branded marketing programs, portfolio bundles, promotional events and pricing strategies.
Market Trends and Uncertainties
The global economy has experienced heightened volatility and disruptions, including enacted and threatened tariffs. While inflation in the United States is moderating, job growth has been muted, and consumer confidence has generally been weakening.
Recently enacted tariffs by the United States have adversely affected and potentially will continue to adversely affect overall consumer sentiment and discretionary spending. As a result, lower consumer sentiment and discretionary spending have negatively impacted aesthetic procedures and our sales and may negatively impact our sales in the future if consumer discretionary spending does not improve. We cannot reasonably estimate the financial impact of current and threatened tariffs by the United States on our future financial condition, results of operations or cash flows.
As of December 31, 2025, the majority of our debt outstanding represents a long-term loan bearing variable rates of interest (see Note 7. Term Loans in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information). Changes in market interest rates will affect the interest expense incurred from this outstanding debt instrument, increasing or decreasing our interest expense in future periods. Additionally, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report for more information.
Recent Key Developments
On March 3, 2026, we entered into a Loan and Security Agreement (the “Revolving Credit Facility”) with Eclipse Business Capital LLC, providing for a $30.0 million asset-based revolving credit facility with an accordion feature of up to $10.0 million. The Revolving Credit Facility matures in three years and requires a minimum utilization of $10.0 million. Borrowings under the Revolving Credit Facility bear interest at adjusted term SOFR (subject to a floor of 2.0%) plus 4.25%, subject to potential downward adjustments. The Revolving Credit Facility is secured by a first priority lien on substantially all of our assets and is guaranteed by us and our subsidiaries. See “Liquidity and Capital Resources - The Revolving Credit Facility” and Note 15. Subsequent Events in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
In the third quarter of 2025, we performed a strategic cost structure optimization, and, in connection with the restructuring initiative, $1.4 million of restructuring related costs were incurred.
In August 2025, we announced the submission of Premarket Approval Application (“PMA”) to the U.S. Food and Drug Administration (“FDA”) for Evolysse™ Sculpt. We anticipate that the FDA’s review will follow the standard PMA process, with approval expected in the second half of 2026.
In May 2025, we entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon (as defined below), which amends and restates the Prior Pharmakon Loan Agreement. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to us in an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election (collectively, the “New Pharmakon Term Loans”) with a scheduled expiration date of December 31, 2026.
In April 2025, we launched Evolysse™ Form and Evolysse™ Smooth in the United States.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Revenue:
Product revenue, net	$294,956	$264,306
Service revenue	2,220	1,968
Total net revenues	297,176	266,274
Cost of goods sold	100,069	83,970
Gross profit	197,107	182,304
Gross profit margin	66.3%	68.5%
Operating expenses:
Selling, general and administrative	220,786	198,025
Research and development	9,576	9,172
Revaluation of contingent royalty obligation payable to Evolus Founders	(6,381)	7,176
Depreciation and amortization	4,345	2,342
Restructuring costs	1,443	—
Total operating expenses	229,769	216,715
Loss from operations	(32,662)	(34,411)
Other income (expense):
Non-operating expense, net	(17,763)	(15,472)
Other income (expense), net	(539)	127
Loss before income taxes	(50,964)	(49,756)
Income tax expense	(677)	(664)
Net loss	$(51,641)	$(50,420)
Currency translation adjustment	749	(478)
Comprehensive loss	$(50,892)	$(50,898)

Net Revenues
We currently operate one reportable segment, and our net product revenues are derived from the sale of Jeuveau® and, beginning in April 2025, from the sale of Evolysse™. Net revenues consist of gross revenues net of adjustments primarily relating to customer rebates, rewards associated with consumer loyalty program, and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues increased by $30.9 million, or 11.6%, to $297.2 million for the year ended December 31, 2025 from $266.3 million for the year ended December 31, 2024, primarily due to the launch of Evolysse™ in the United States and an increase in revenues from sales of Jeuveau®. Net revenues during the year ended December 31, 2025 and 2024 contained $2.2 million and $2.0 million of service revenue, respectively, from sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and to increase purchases by our current customers in the competitive aesthetic market, (ii) the continued success of Evolysse™ Form and Evolysse™ Smooth products in the United States, (iii) the success of the commercial launch of Evolysse™ injectable HA gel collection in Europe and (iv) the regulatory approval for the Evolysse™ Sculpt and Evolysse™ Lips products in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $16.1 million, or 19.2%, to $100.1 million for the year ended December 31, 2025 from $84.0 million for the year ended December 31, 2024 primarily due to an increase in the volume of both Jeuveau® and Evolysse™ sold. We anticipate that our cost of goods sold will fluctuate in line with changes in revenues and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 66.3% and 68.5% for the years ended December 31, 2025 and 2024, respectively. We anticipate that our gross profit margin will fluctuate due to changes in product and geographic mix, as well as the impact of promotional and incentive programs on our average selling prices.
Selling, General and Administrative
Selling, general and administrative expenses increased by $22.8 million, or 11.5%, to $220.8 million for the year ended December 31, 2025 from $198.0 million for the year ended December 31, 2024, primarily due to higher personnel costs relating to our commercial activities and training for the launch of Evolysse™. Selling, general and administrative expenses may fluctuate in the future primarily driven by potential changes in marketing strategies, launches of new products and international expansion.
Research and Development
Research and development expenses increased by $0.4 million, or 4.4%, to $9.6 million for the year ended December 31, 2025 from $9.2 million for the year ended December 31, 2024. The increase was primarily attributable to increased clinical operations. We expect our research and development expenses to continue to increase if and when we develop further product candidates and as we pursue regulatory approvals.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. For the years ended December 31, 2025 and 2024, we recognized an unrealized gain of $6.4 million and an unrealized loss of $7.2 million, respectively. Changes to the fair value of the contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used, and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $2.0 million, or 85.5%, to $4.3 million for the year ended December 31, 2025 from $2.3 million for the year ended December 31, 2024, primarily due to an increase in amortization of internal-use software and depreciation of leasehold improvements.

Restructuring Costs
Restructuring costs were $1.4 million for the year ended December 31, 2025. No restructuring costs were incurred in the same period of the prior year. Restructuring costs were primarily related to one-time separation benefits incurred in connection with our strategic cost structure optimization.
Non-Operating Expense, Net
Non-operating expense, net, increased by $2.3 million, or 14.8%, to $17.8 million for the year ended December 31, 2025 from $15.5 million for the year ended December 31, 2024, primarily due to higher outstanding indebtedness, higher amortization of debt discount and issuance costs, and lower interest income from the Company’s cash and cash equivalents, partially offset by lower average interest rates of our outstanding indebtedness. Interest on the New Pharmakon Term Loans is based on a variable interest rate, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources - The Pharmakon Term Loans” for further information.
Income Taxes Expense
There was minimal income tax expense for the years ended December 31, 2025 and 2024.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the related principal and interest we are obligated to pay on our indebtedness; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including the amount and timing of our billing, collections and liability payments and our operating results and the factors that affect these results, including the amount and timing of our product sales; promotions, rebates and incentives; unfavorable macroeconomic events, including inflationary pressures; enacted and threatened tariffs; and decreases in consumer discretionary spending.
As of December 31, 2025, we had cash and cash equivalents of $53.8 million, positive working capital of $67.6 million and stockholders’ deficit of $23.1 million.
Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $661.0 million as of December 31, 2025 as a result of ongoing efforts to develop and commercialize our products, including providing selling, general and administrative support for our operations. We had net loss of $51.6 million and $50.4 million for the years ended December 31, 2025 and 2024, respectively. We had a loss from operations of $32.7 million and $34.4 million for the years ended December 31, 2025 and 2024, respectively. We used net cash of $42.3 million and $18.0 million in operating activities for the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur significant expenses for the foreseeable future as we continue the commercialization efforts for our products, prepare for commercial launch of Evolysse™ Form, Evolysse™ Smooth, Evolysse™ Sculpt and Evolysse™ Lips injectable HA gel products in Europe, and pursue regulatory approvals of Evolysse™ Sculpt and Evolysse™ Lips.
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

“At-the-market” Offerings of Common Stock
On March 8, 2023, we entered into an “at-the-market” sales agreement (the “ATM Sales Agreement”) and filed a shelf registration statement on Form S-3 and corresponding prospectus with the SEC to permit sales under the ATM Sales Agreement. The registration statement became effective on June 8, 2023. We have not sold any shares under the ATM Sales

Agreement. See Note 10. Stock-Based Compensation and Stockholders’ Equity in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
The Revolving Credit Facility
On March 3, 2026, we entered into a Loan and Security Agreement dated as of March 3, 2026 (the “Revolving Credit Facility”) with Eclipse Business Capital LLC as administrative agent the lenders thereto. The Revolving Credit Facility is comprised of an asset-based revolving credit facility with a $30.0 million commitment and an uncommitted accordion feature of up to $10.0 million (the “Accordion Facility”), which is exercisable, subject to lender consent and other conditions, in $5.0 million increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10.0 million and a stated maturity three years from the date of closing with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. The Revolving Facility and the Accordion Facility are subject to a closing fee equal to 1.0% and prepayment fees equal to 3.0% during the first year, 2.0% during the second year, and zero percent thereafter, subject to certain exceptions. Obligations under the Revolving Credit Facility are secured by a first priority lien on substantially all of our assets, including accounts receivable, inventory, cash and intellectual property and are guaranteed by us and our subsidiaries. The Revolving Credit Facility includes customary affirmative and negative covenants, including limitations on capital expenditures, indebtedness, liens, investments, asset dispositions, dividends and other restricted payments, as well as a minimum excess availability covenant and a change of control provision.
The Pharmakon Term Loans
On May 5, 2025, we entered into the A&R Loan Agreement with Pharmakon, which amends and restates the Prior Pharmakon Loan Agreement. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to us of an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election until December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The initial tranche of $150.0 million was released on May 5, 2025, which includes the $125.0 million of outstanding principal amount related to the Prior Pharmakon Term Loans and $25.0 million of incremental borrowings. Total net proceeds of $23.4 million were received by us, net of discounts and fees paid to the lender, from the funding of the initial tranche. The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. In addition, under the terms of the A&R Loan Agreement, we are permitted to incur additional indebtedness in the form of a working capital or revolving loan facility with a maximum credit line of no more than $40.0 million at any time, subject to Pharmakon’s consent and certain terms and conditions customary for credit facilities of similar size and type. See Note 7. Term Loans in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
In December 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”), which was subsequently amended in December 2022 and in May 2023 (as amended, the “Prior Pharmakon Loan Agreement”). Pursuant to the terms of the Prior Pharmakon Loan Agreement, Pharmakon made loans to us totaling $125,000 (the “Prior Pharmakon Term Loans”). The Prior Pharmakon Term Loans bore an annual interest rate equal to the 3-month secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 1.0%) plus 8.5% per annum.
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
As of December 31, 2025 and 2024, we recorded an aggregate balance of $32.2 million and $44.8 million, respectively, on our consolidated balance sheet for the future royalty payment obligation to the Evolus Founders.
Litigation Settlement
In February 2021, we settled litigation claims through settlement agreements with Medytox, Inc. which we refer to collectively as the “Medytox Settlement Agreements.” From September 17, 2022 to September 16, 2032, we have paid and will pay to Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in Evolus territories.

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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of an additional $100.0 million in liquidity under the New Pharmakon Term Loans, and the recently closed Revolving Credit Facility, will be sufficient to satisfy our cash requirements for at least the next twelve months with respect to working capital that supports our daily operations and to meet commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(42,265)	$(17,999)
Investing activities	(8,452)	(4,823)
Financing activities	17,337	47,414
Effect of exchange rates on cash and cash equivalents	254	(478)
Net increase (decrease) in cash and cash equivalents	(33,126)	24,114
Cash and cash equivalents, beginning of period	86,952	62,838
Cash and cash equivalents, end of period	$53,826	$86,952
Operating Activities
Cash used in operating activities was $42.3 million for the year ended December 31, 2025, compared to cash used in operating activities of $18.0 million for the year ended December 31, 2024. The increase in cash used in operating activities in 2025 when compared to that in 2024 was mostly attributable to a higher operating loss and an increase in inventory purchases to support the launch of Evolysse™ and as a response to potential U.S. tariffs. Additionally, changes in working capital resulting from the timing of cash receipts, accruals and payments of cash contributed to the increase in cash used in operating activities in 2025 when compared to 2024.
Investing Activities
Cash used in investing activities was $8.5 million for the year ended December 31, 2025, compared to cash used in investing activities of $4.8 million for the year ended December 31, 2024. The increase in cash used in investing activities in 2025 was primarily due to a $3.6 million increase in expenditures on capitalized internal-use software and on property and equipment.
Financing Activities
Cash provided by financing activities was $17.3 million for the year ended December 31, 2025, compared to cash provided by financing activities of $47.4 million for the year ended December 31, 2024. The decrease in cash provided by financing activities in 2025 was primarily attributable to $51.2 million in net proceeds received from a follow-on equity offering in 2024, partially offset by $22.4 million of net proceeds received from the modification of our long-term debt.
Indebtedness
As of December 31, 2025, we had total indebtedness, excluding finance lease obligations, of $150.0 million in principal amount, none of which is due in 2026. The related agreements governing our outstanding indebtedness contain certain affirmative and restrictive covenants with which we must comply. As of December 31, 2025 we were in compliance with all of these covenants. See “—Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our New Pharmakon Term Loans.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our New Pharmakon Term Loans (future interest payments on our outstanding New Pharmakon Term Loans total approximately $59.4 million, with $13.7 million due within twelve months), (ii) quarterly royalty payments to the Evolus Founders based on a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iii) quarterly royalty payments to Medytox based on a mid-single digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (iv) minimum purchase obligations under the Daewoong Agreement, (v) €12.1 million of milestone payments under the Symatese U.S. Agreement, subject to FDA approval of three Evolysse™ products, consisting of €1.6 million due on the date of FDA approval, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to and contingent on three of the injectable HA gel products gaining approval prior to the milestone payment date, (vi) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of €1.2 million on the second anniversary of certain regulatory approvals (payable in October 2026) and €1.9 million on the later of the third anniversary of certain regulatory approvals or December of any year in which we achieve US$25.0 million of net revenue in Europe for the injectable HA gel products, (vii) minimum purchase and royalty obligations for the injectable HA gel products, and (viii) obligations under operating leases related to our office space, which are described in more detail in Note 8. Operating Leases in the Notes to the Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements as well as the revenue and expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our estimates and assumptions in light of changes in circumstances, facts and experience.
While our significant accounting policies are more fully described in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
We generate product revenue from the sales of Jeuveau® and Evolysse™. We generate service revenue from the sales of Jeuveau® through a distribution partner in Canada. For product revenue, we recognize revenue when control of our products is transferred to a customer, in an amount that reflects the consideration we expect to receive in exchange for those products. The transfer of control occurs upon receipt of the products by the customer since that is when the customer has obtained control of the products’ economic benefit. For service revenue, we are deemed to be acting in the capacity of an agent in the distribution of Jeuveau® in Canada because we do not control the products before they are transferred to a customer; accordingly, we record such sale as service revenue on a net basis. Service revenue is recognized in the period the service is performed for the amount of consideration expected to be received.
Product revenues are recorded net of sales-related adjustments, wherever applicable.

The consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using our products and redeem the rewards for our products in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. When our products are sold to participating customers, the invoice price is allocated between the product sold and the material right associated with the reward (“Reward”) that the customer might redeem in the future. The significant estimates and assumptions used to establish the liability for the Reward are standalone selling price of the Reward and expected redemption rate by participating customers. The standalone selling price of the Reward is measured based on estimated average selling price of our products at the time of redemption, and the expected redemption rate by participating customers is estimated based on historical data. If the actual redemption rate by participating customers and the average selling price of our products in any future periods materially differ from the estimates, we may be exposed to adjustments that could be material. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when participating customers redeem the Reward, the related deferred revenue is reversed and recognized in net revenues.
Contingent Royalty Obligation to the Evolus Founders
We determine the fair value of the contingent royalty obligation payable to the Evolus Founders based on significant unobservable (level 3) inputs using a discounted cash flows method. Changes in the fair value of the contingent royalty obligation payable are determined at each reporting period end and recorded in operating expenses in the consolidated statements of operations and comprehensive loss and as an adjustment to the current and non-current liabilities in the consolidated balance sheets. The significant unobservable input assumptions that can significantly change the fair value include (i) projected net revenues during the payment period, (ii) the discount rate and (iii) the timing of payments. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported on the consolidated balance sheet.
Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements and recently adopted accounting pronouncements that apply to us in Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to various market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our exposure to market risks primarily arises from fluctuations in interest rates and foreign currency exchange rates.
Interest Rate and Market Risk
Our cash and cash equivalents include cash in readily available checking and money market accounts. These securities are not exposed to interest rate fluctuations that could cause the principal amount of these assets to fluctuate and thus do not pose any interest rate risk to us. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market conditions.
We are exposed to interest rate risks related to fluctuations in variable interest rates on our New Pharmakon Term Loans, which bear interest at a rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. As of December 31, 2025, we had $150.0 million in principal outstanding on the New Pharmakon Term Loans. If the underlying interest rates were to increase or decrease by 1% for the year, the associated impact on our annual interest expense would be approximately $1.5 million.
Foreign Currency Exchange Rate Risk
Our operations are primarily conducted in U.S. dollars; however, we conduct business in foreign countries and are exposed to foreign currency exchange rate fluctuations, primarily related to the British pound, the EU euro and the Australian dollar. Changes in exchange rates may affect the costs incurred in our operations. We are subject to transactional foreign currency exposure when transactions are denominated in currencies other than the U.S. dollar. Such transactions are recorded at the exchange rate in effect on the transaction date; the related, outstanding assets and liabilities are subsequently remeasured in U.S. dollars at exchange rates in effect at the balance sheet date. The resulting foreign currency gains and losses are included in Other income (expense), net in the consolidated statements of operations and comprehensive loss and were insignificant for the years ended December 31, 2025, 2024, and 2023.

Item 8.    Financial Statements and Supplementary Data.
Evolus, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evolus, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of fair value of contingent royalty obligation
Description of the Matter
As discussed in Notes 2 and 3 of the consolidated financial statements, the Company records payment obligations to its founders which consists of quarterly royalty payments of a low single digit percentage of net sales of Jeuveau®. The obligations terminate in the second quarter of 2029, which is the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. The Company determines the fair value of the contingent royalty obligation at each reporting period end based on significant unobservable inputs using a discounted cash flows method.
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
Irvine, California

March 3, 2026

Evolus, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$53,826	$86,952
Accounts receivable, net	54,697	47,682
Inventories	26,963	12,158
Prepaid expenses	3,757	3,349
Other current assets	3,674	1,201
Total current assets	142,917	151,342
Property and equipment, net	5,371	3,222
Operating lease right-of-use assets	7,133	7,185
Intangible assets, net	48,040	48,754
Goodwill	21,208	21,208
Other assets	1,199	858
Total assets	$225,868	$232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$23,360	$9,236
Accrued expenses	35,591	40,791
Current portion of operating lease liabilities	2,529	1,718
Current portion of contingent royalty obligation payable to Evolus Founders	12,523	11,215
Current portion of contingent milestone payment	1,302	—
Total current liabilities	75,305	62,960
Long-term portion of operating lease liabilities	6,371	6,755
Long-term portion of contingent royalty obligation payable to Evolus Founders	19,659	33,550
Long-term portion of term loan, net of discount and issuance costs	146,096	121,506
Long-term portion of contingent milestone payment	1,515	2,270
Deferred tax liability	28	6
Total liabilities	$248,974	$227,047
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 65,008,183 and 63,497,548 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	638,089	615,825
Accumulated other comprehensive loss	(156)	(905)
Accumulated deficit	(661,040)	(609,399)
Total stockholders’ equity (deficit)	(23,106)	5,522
Total liabilities and stockholders’ equity (deficit)	$225,868	$232,569
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue:
Product revenue, net	$294,956	$264,306	$199,721
Service revenue	2,220	1,968	2,364
Total net revenues	297,176	266,274	202,085
Cost of goods sold	100,069	83,970	64,514
Gross profit	197,107	182,304	137,571
Operating expenses:
Selling, general and administrative	220,786	198,025	164,944
Research and development	9,576	9,172	6,556
In-process research and development	—	—	8,869
Revaluation of contingent royalty obligation payable to Evolus Founders	(6,381)	7,176	4,257
Depreciation and amortization	4,345	2,342	2,178
Restructuring costs	1,443	—	—
Total operating expenses	229,769	216,715	186,804
Loss from operations	(32,662)	(34,411)	(49,233)
Other income (expense):
Interest income	1,931	3,263	860
Interest expense	(19,694)	(18,735)	(13,832)
Other income (expense), net	(539)	127	696
Loss before income taxes	(50,964)	(49,756)	(61,509)
Income tax expense	(677)	(664)	(176)
Net loss	$(51,641)	$(50,420)	$(61,685)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	749	(478)	(90)
Comprehensive loss	$(50,892)	$(50,898)	$(61,775)
Net loss per share, basic and diluted	$(0.80)	$(0.81)	$(1.08)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	64,468,913	62,016,853	56,918,721
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2022	56,260,570	$1	$516,129	$(337)	$(497,294)	$18,499
Issuance of common stock in connection with the incentive equity plan	950,051	—	224	—	—	224
Issuance of common stock in connection with Symatese Europe Agreement	610,000	—	5,905	—	—	5,905
Stock-based compensation	—	—	16,458	—	—	16,458
Net loss	—	—	—	—	(61,685)	(61,685)
Other comprehensive loss	—	—	—	(90)	—	(90)
Balance at December 31, 2023	57,820,621	$1	$538,716	$(427)	$(558,979)	$(20,689)
Issuance of common stock in connection with the incentive equity plan	1,804,827	—	3,892	—	—	3,892
Issuance of common stock upon follow-on offering, net of issuance costs	3,872,100	—	50,963	—	—	50,963
Stock-based compensation	—	—	22,254	—	—	22,254
Net loss	—	—	—	—	(50,420)	(50,420)
Other comprehensive loss	—	—	—	(478)	—	(478)
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
Issuance of common stock in connection with the incentive equity plan and ESPP	1,510,635	—	1,468	—	—	1,468
Stock-based compensation	—	—	20,796	—	—	20,796
Net loss	—	—	—	—	(51,641)	(51,641)
Other comprehensive income	—	—	—	749	—	749
Balance at December 31, 2025	65,008,183	$1	$638,089	$(156)	$(661,040)	$(23,106)
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(51,641)	$(50,420)	$(61,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,506	5,297	5,133
Stock-based compensation	20,698	22,254	16,458
Provision for credit losses and inventory	6,515	2,449	1,440
Amortization of operating lease right-of-use assets	1,237	723	734
Amortization of debt discount and issuance costs	1,289	1,147	1,116
Deferred income taxes	21	(21)	5
Revaluation of contingent royalty obligation payable to Evolus Founders	(6,381)	7,176	4,257
Non-cash in-process research and development expense	—	—	4,429
Other adjustments to operating activities	967	36	—
Changes in operating assets and liabilities:
Inventories	(11,124)	3,252	4,193
Accounts receivable	(11,509)	(19,602)	(9,521)
Prepaid expenses	(355)	2,351	(1,798)
Accounts payable	10,103	391	(1,017)
Accrued expenses	(6,364)	6,978	9,019
Accrued litigation settlement	—	—	(5,000)
Operating lease liabilities	(758)	(716)	(907)
Other operating assets	(2,469)	706	(864)
Net cash used in operating activities	(42,265)	(17,999)	(34,008)
Cash flows from investing activities
Purchases of property and equipment	(3,441)	(1,472)	(473)
Additions to capitalized software	(5,011)	(3,351)	(1,154)
Net cash used in investing activities	(8,452)	(4,823)	(1,627)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(6,202)	(7,441)	(5,537)
Proceeds from issuance and modification of debt instruments	25,000	—	50,000
Payments for debt modification fees and debt issuance costs	(2,610)	—	(46)
Proceeds from follow-on offering	—	51,211	—
Payments for offering costs	—	(248)	—
Issuance of common stock in connection with incentive equity plan	1,164	4,882	231
Payment of finance lease obligations	(15)	—	—
Tax withholding paid on behalf of employees for net share settlement	—	(990)	(7)
Net cash provided by financing activities	17,337	47,414	44,641
Effect of exchange rates on cash and cash equivalents	254	(478)	(90)
Net increase (decrease) in cash and cash equivalents	(33,126)	24,114	8,916
Cash and cash equivalents, beginning of period	86,952	62,838	53,922
Cash and cash equivalents, end of period	$53,826	$86,952	$62,838
See accompanying notes to consolidated financial statements.

Evolus, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$14,792	$17,545	$12,708
Cash paid for income taxes	1,215	235	117
Non-cash investing and financing information
Capital expenditures included in accounts payable and accrued expenses	695	252	43
Issuance of common stock in connection with Symatese Europe Agreement	—	—	1,476

See accompanying notes to consolidated financial statements.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company’s portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs), a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults and Evolysse™, a collection of injectable hyaluronic acid (“HA”) gels. Evolysse™ Form and Evolysse™ Smooth were launched in the United States in April 2025 indicated for wrinkles and folds, such as nasolabial folds, in adults. The Company expects to launch all four Evolysse™ products in Europe in the second quarter of 2026 and anticipates two additional Evolysse™ products, Evolysse™ Sculpt and Evolysse™ Lips, to be approved in the United States in 2026 and 2027, respectively. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities. The Company recorded loss from operations of $32,662 and net loss of $51,641 for the twelve months ended December 31, 2025. The Company used $42,265 of cash from operations during the twelve months ended December 31, 2025. As of December 31, 2025, the Company had $53,826 in cash and cash equivalents and an accumulated deficit of $661,040.
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
The Company believes that its current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of liquidity under the New Pharmakon Term Loans and the Revolving Credit Facility and existing liquidity, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying consolidated financial statements are issued, based on its expected cash needs. On May 5, 2025, the Company entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon (as defined below), pursuant to which Pharmakon agreed to provide the Company with a senior secured term loan of up to $250,000 in aggregate principal. The term loan is to be funded in three tranches, comprised of an initial $150,000 tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026. In addition, under the terms of the A&R Loan Agreement, the Company is permitted to incur additional indebtedness in the form of a working capital or revolving loan facility with a maximum credit line of no more than $40,000 at any time, subject to Pharmakon’s consent and certain terms and conditions customary for credit facilities of similar size and type.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
On March 3, 2026, the Company entered into a Loan and Security Agreement dated as of March 3, 2026 (the “Revolving Credit Facility”) with Eclipse Business Capital LLC as administrative agent and the lenders thereto. The Revolving Credit Facility is comprised of an asset-based revolving credit facility with a $30,000 commitment and an uncommitted accordion feature of up to $10,000 (the “Accordion Facility”), which is exercisable, subject to lender consent and other conditions, in $5,000 increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10,000 and a stated maturity three years from the date of closing with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. The Revolving Facility and the Accordion Facility are subject to a closing fee equal to 1.0% and prepayment fees equal to 3.0% during the first year, 2.0% during the second year, and zero percent thereafter, subject to certain exceptions. Obligations under the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, cash and intellectual property and are guaranteed by the Company and its subsidiaries. The Revolving Credit Facility includes customary affirmative and negative covenants, including limitations on capital expenditures, indebtedness, liens, investments, asset dispositions, dividends and other restricted payments, as well as a minimum excess availability covenant and a change of control provision.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
Management is required to make certain estimates and assumptions in order to prepare the accompanying consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported consolidated financial statements. These estimates include, but are not limited to net revenues, allowance for doubtful accounts, fair value measurements and stock-based compensation, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates and may result in material effects on the Company’s operating results and financial position.
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
Any disruption and volatility in the global capital markets, including caused by other events, such as public health crises, high inflation and interest rates, increased tariffs, and geopolitical conflicts, including the military conflict between Russia and Ukraine and the ongoing conflict in the Middle East, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Segment Reporting
The Company operates as a single operating and reportable segment focused on delivering medical aesthetic products to the cash-pay aesthetic market. Under this organizational structure, the Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), assesses performance and manages the Company’s operations as one integrated business. The identification of a single operating and reportable segment is consistent with the management approach as the CODM regularly reviews consolidated financial information for the purpose of assessing performance and allocating resources. See Note 14. Segment Reporting and Customer Concentration for additional information.
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
Inventories and Cost of Goods Sold
Inventories consist of finished goods held for sale and distribution. Cost is determined using the first-in, first-out method. Inventory is measured at the lower of cost or net realizable value based on a number of factors including, but not limited to,

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
damage, expiration, or changes in price level. The Company evaluates inventory balances for excess quantities and obsolescence based on a number of factors including, but not limited to, the aforementioned factors and reduces inventories to net realizable value for excess and obsolete inventory based on this evaluation.
For the years ended December 31, 2025 and 2024, cost of goods sold consisted of inventory cost, amortization of intangible asset relating to distribution right, and certain royalties on the sale of the Company’s products. The consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 has been recast to conform to this presentation.
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
The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy consists of the following three-levels for disclosure of fair value measurement:
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
In-process Research and Development
In-process research and development assets acquired in transactions accounted for as asset acquisitions that have no alternative future use are expensed as in-process research and development.
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
As consideration for the rights granted under the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of December 31, 2025, regulatory approval of three of the Products has not been achieved, and no annual milestone payments have been made. The Company, under the Symatese U.S. Agreement is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the U.S. Food and Drug Administration (“FDA”).
The initial term of the Symatese U.S. Agreement is fifteen (15) years from the first FDA approval of a Product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese U.S. Agreement. The upfront payment of $4,441 was recorded as in-process research and development expense in the year ended December 31, 2023.
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
A portion of the Symatese Europe Agreement represents the license and distribution right to Evolysse™ in Europe. The definite-lived distribution right intangible asset related to the Evolysse™ nasolabial fold product approved in Europe is amortized on a straight-line basis over the estimated useful life of 15 years.
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
In October 2024, the Company received European Union Medical Device Regulation (“MDR”) approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable in October 2026, the two-year anniversary of the approval. The Company anticipates the second milestone payment will be made in December 2029. Upon receiving approval, the Company recorded $1,035 and $1,200 in long-term liabilities for the first and second milestone payments, and $1,035 and $1,200 in intangible assets for the first and second milestone payments. These amounts reflect the application of a discount to account for the time value of money, which adjusts the present value of the liabilities and intangible assets based on the timing of future payments. The definite-lived distribution right intangible asset related to the Evolysse™ products approved in Europe is amortized on a straight-line basis over the remaining estimated useful life of 14 years and 2 months.
The Company capitalizes certain internal-use software costs associated with the development of its mobile and web-based customer platforms. These costs include personnel expenses and external costs that are directly associated with the software projects. These costs are classified as intangible assets in the accompanying consolidated balance sheets. The capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful life of two years upon being placed in service.
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
Leases
At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the contract contains a lease and upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term. Operating lease assets and liabilities are included in operating lease ROU assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the accompanying consolidated balance sheets.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Operating lease ROU assets and lease liabilities are initially recognized based on the net present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any initial direct costs, lease payments made at or before lease commencement and exclude any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. The Company accounts for lease and non-lease components together as a single lease component for all classes of underlying assets. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term. There were no significant finance leases as of December 31, 2025.
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
The Company measures the fair value of the contingent royalty obligation payable at each reporting period end using a discounted cash flows method with Level 3 inputs. The related changes in the fair value of the contingent royalty obligation payable are recognized in operating expenses in the accompanying consolidated statements of operations and comprehensive loss with corresponding adjustments to the liability in the accompanying consolidated balance sheets.
Long-Term Debt
Long-term debt represents the debt balance with Pharmakon (see Note 7. Term Loans), net of discount and issuance costs. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt.
Foreign Currency Translation and Transactions
The financial statements of foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates as of the balance sheet date, and income and expense items are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains and losses arising from translation are recorded in “Accumulated other comprehensive loss” in stockholders’ equity in the accompanying consolidated balance sheets. Foreign currency gains or losses related to transactions denominated in a currency other than the Company’s functional currency are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations and comprehensive loss.
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
General
The Company generates product revenue from the sales of Jeuveau® and Evolysse™ and service revenue from the sales of Jeuveau® through a distribution partner in Canada.
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
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above. See Note 14. Segment Reporting and Customer Concentration for the Company’s revenue disaggregated by revenue source.
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
•Consumer Loyalty Program — The Company’s consumer loyalty program allows participating customers to earn rewards for qualifying treatments to their patients (i.e. consumers) using the Company’s products and redeem the rewards for the Company’s products in the future at no additional cost. The loyalty program represents a customer option that provides a material right and, accordingly, is a performance obligation. When the Company’s products are sold to participating customers, the invoice price is allocated between the product sold and the material right associated with the reward (“Reward”) that the customer might redeem in the future. The standalone selling price of the Reward is measured based on estimated average selling price of the Company’s products at the time of redemption and the expected redemption rate by participating customers based on historical data. The portion of invoice price allocated to the Reward is initially recorded as deferred revenue. Subsequently, when participating customers redeem the Reward, the related deferred revenue is reversed and recognized in net revenues.
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
Contract Balances

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of December 31, 2025 and 2024, all amounts included in accounts receivable, net on the accompanying consolidated balance sheets are related to contracts with customers.
The Company did not have any material contract assets or unbilled receivables as of December 31, 2025 and 2024. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities represent estimated amounts that the Company is obligated to pay to customers, primarily consist of customer rebates and deferred revenue arising from the Consumer Loyalty Program and Co-Branded Marketing Programs. These contract liabilities are included in accrued expenses in the accompanying consolidated balance sheets.
As of December 31, 2025 and 2024, accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty programs and co-branded marketing programs, were $11,548 and $14,454, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets. For the years ended December 31, 2025, 2024, and 2023, provisions for rebates, consumer loyalty programs, and co-branded marketing programs were $45,822, $40,783, and $32,511, respectively; these amounts were offset by related payments, redemptions and adjustments of $48,727, $37,362, and $30,489, respectively. The provisions for rebates, consumer loyalty programs and co-branded marketing programs are recorded as reductions to gross revenues in the accompanying consolidated statements of operations and comprehensive loss for each of the respective periods.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue of $14,293, $10,220, and $7,868, respectively, related to amounts included in contract liabilities at the beginning of each period. The Company did not recognize any revenue related to changes in transaction prices for contracts with customers from previous periods.
Collectability
Accounts receivables are recorded at the net estimated realizable value and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and estimated future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information from internal and external sources relating to past events, current conditions and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and are adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of December 31, 2025 and 2024, allowance for credit losses was $5,289 and $2,714, respectively. For the years ended December 31, 2025, 2024, and 2023, provision for bad debts was $4,962, $2,449, and $1,440, respectively, and write-offs, net of recoveries, were $2,387, $1,225, and $2,000, respectively.
Practical Expedients
The Company expenses sales commissions as incurred because the amortization period is one year or less. These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company does not adjust the promised consideration for the effects of the time value of money for contracts in which the anticipated period between the transfer of goods or services to the customer and customer payment is one year or less.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Restructuring Costs
In August 2025, the Company announced plans to reduce its operating expenses. The related restructuring initiatives were completed by September 2025. The Company recognized $1,443 in restructuring costs primarily relating to one-time severance benefits. Amounts are included in “Restructuring costs” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
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
Litigation Settlement
In connection with a litigation settlement, the Company agreed to pay Medytox, Inc. (“Medytox”) a mid-single digit royalty percentage on all net sales of Jeuveau® for the period from September 17, 2022 to September 16, 2032. Royalty payments are made on a quarterly basis and the associated expenses are included in cost of goods sold in the accompanying consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
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
The fair value of stock options and RSUs with service conditions that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. The Company recognizes stock-based compensation for RSUs with performance conditions if it is probable that those performance conditions will be met. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the consolidated balance sheets and to the selling, general and administrative or research and development expenses in the consolidated statements of operations and comprehensive loss.
Advertising Costs
Advertising costs are expensed as incurred and primarily consist of social media ads and co-branded marketing programs. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
of operations and comprehensive loss. For the years ended December 31, 2025, 2024, and 2023, the Company incurred advertising costs of $7,610, $8,698, and $7,490, respectively.
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
Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss.
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
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
The Company monitors changes to the tax laws in the states where it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through December 31, 2025 to materially affect its consolidated financial statements. The Internal Revenue Service reviewed the Company’s 2022 tax return during the first quarter of 2025 and accepted it as filed, but did not consider the year examined. Given the fact that the Company has generated net operating losses since inception, the Company’s tax returns for all years since inception are open, under the statute of limitations, for audit.
One Big Beautiful Bill Act
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The legislation includes a broad range of tax reform provisions, including extension and modification of certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions permitting accelerated tax deductions for qualified property and research expenditures. The legislation contains multiple effective dates, with certain provisions

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
that became effective in 2025 and others to be implemented through 2027. The enactment of the OBBBA did not have a material impact on the Company’s effective income tax rate or cash tax position.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is computed based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs are anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the years ended December 31, 2025, 2024, and 2023, were stock options of 6,108,565, 6,151,069, and 5,753,466, respectively, and non-vested RSUs of 4,038,946, 3,476,314, and 3,281,045, respectively. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances annual income tax disclosures by requiring entities to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of this ASU for the year ended December 31, 2025. The Company applied the amendments of this ASU prospectively.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election, permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. The update is effective for interim and annual reporting periods beginning after December 15, 2025. Early adoption is permitted. The amendments must be applied prospectively. The Company is currently evaluating the impact of adopting ASU No. 2025-05 on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the threshold for when an entity is required to start capitalizing software costs. ASU No. 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2025-06 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270), which clarifies interim disclosure requirements and enhances clarity in the application of Topic 270. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The amendments of this ASU can be applied prospectively or retrospectively. The adoption of the amendments of this ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$32,182	$—	$—	$32,182

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$44,765	$—	$—	$44,765
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for assets or liabilities measured at fair value on a recurring basis during the year ended December 31, 2025 or 2024.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method in which cash flows anticipated over the term of the contract are discounted to their present value using an expected discount rate. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of Jeuveau® net revenues during the payment period, which terminate at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of December 31, 2025 and 2024, the Company utilized a discount rate of 13% and 14%, respectively, reflecting changes in the Company’s market risk premium. Net revenue projections are also updated to reflect changes in the timing of expected sales. Generally, increases (decreases) to the projected net revenues are accompanied by a directionally similar change to the estimated fair value of the contingent royalty obligation, while significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported in the consolidated financial statements.
The following table provides a reconciliation of the beginning and ending fair value measurement of the contingent royalty obligation payable, which used significant unobservable inputs (Level 3):

	Year Ended December 31,
	2025	2024	2023
Fair value, beginning of period	$44,765	$45,030	$46,310
Payments	(6,202)	(7,441)	(5,537)
Change in fair value recorded in operating expenses	(6,381)	7,176	4,257
Fair value, end of period	$32,182	$44,765	$45,030
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

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates of similar rated debt securities (Level 2). As of December 31, 2025 and 2024, the fair value of long-term debt was $148,828 and $132,078, respectively. The fair value of operating lease liabilities as of December 31, 2025 and 2024 approximated its carrying value.
Note 4.    Goodwill and Intangible Assets
The table below provides the original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(20,805)	$41,982
Capitalized software	18,876	(12,818)	6,058
Intangible assets, net	81,663	(33,623)	48,040
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2025	$102,871	$(33,623)	$69,248

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(17,580)	$45,207
Capitalized software	13,317	(9,770)	3,547
Intangible assets, net	76,104	(27,350)	48,754
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2024	$97,312	$(27,350)	$69,962
The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2025 that are subject to amortization:

Fiscal year
2026	$7,505
2027	4,810
2028	3,378
2029	3,211
2030	3,211
Thereafter	25,925
$48,040
Distribution rights represent the license and associated distribution rights to Jeuveau® and Evolysse™. For the year ended December 31, 2024, the Company capitalized $2,235 related to the license and distribution right to Evolysse™ nasolabial fold product in Europe, which is amortized on a straight-line basis over the estimated useful life of 15 years. No costs related to distribution rights were capitalized for the year ended December 31, 2025.
For the years ended December 31, 2025 and 2024, the Company capitalized $5,619 and $3,513, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
For the years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense related to intangible assets of $6,273, $4,104 and $4,072, respectively. These amounts were included in cost of goods sold and depreciation and amortization in the accompanying consolidated statements of operations and comprehensive loss.
Note 5.    Accrued Expenses
Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Accrued revenue contract liabilities	$11,548	$14,454
Accrued payroll and related benefits	10,788	14,127
Accrued royalties	5,846	4,743
Other accrued expenses(1)	7,409	7,467
Accrued expenses	$35,591	$40,791
(1) No individual item in “Other accrued expenses” exceeds 5% of total current liabilities.
Note 6. Property, Plant and Equipment
Property, plant and equipment as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Equipment	$769	$452
Furniture	1,030	702
Leasehold improvements	6,100	3,574
Computers	531	317
Marketing fixtures	1,700	1,700
Total property, plant, and equipment	10,130	6,745
Less: accumulated depreciation	(4,759)	(3,523)
Property, plant and equipment, net	$5,371	$3,222
For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $1,233, $1,194, and $1,001, respectively.
Note 7.    Term Loans
New Pharmakon Term Loans
On May 5, 2025, the Company entered into the A&R Loan Agreement with Pharmakon, which amended and restated the Prior Pharmakon Loan Agreement in its entirety. Under the A&R Loan Agreement, Pharmakon agreed to make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of a $150,000 tranche, which was funded upon the execution of the A&R Loan Agreement, and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 3.5%) plus 5.0% per annum. Payments related to the New Pharmakon Term Loans are interest only with a balloon principal payment due on the maturity date, which is May 5, 2030. The initial tranche of $150,000 was released to the Company on May 5, 2025, which includes the $125,000 of principal amount relating to the Prior Pharmakon Term Loans and $25,000 of incremental borrowings. Total proceeds of $23,390 were received by the Company, net of discounts and fees paid to Pharmakon, from the funding of the initial tranche. The second and third tranches, each in the principal amount of up to $50,000 but no less than $25,000, have a scheduled expiration date

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
of December 31, 2026 and are available to be advanced at the Company’s election, subject to the terms and conditions of the A&R Loan Agreement including payment of additional consideration of 1% on drawn principal of each tranche. The Company has the option to prepay all or any portion of the amounts owed prior to the maturity date, and all prepayments of principal are subject to certain prepayment premium. Additionally, the New Pharmakon Term Loans are subject to customary mandatory prepayments clauses, and all prepayments and repayments of the New Pharmakon Term Loans are subject to an exit consideration premium equal to the amount of any principal repaid multiplied by 2.0%.
This transaction with Pharmakon and the New Pharmakon Term Loans issued under the A&R Loan Agreement are accounted for as a debt modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. Upon closing of the first tranche, the Company incurred a total of $5,644 in lender fees and debt modification costs relating to the New Pharmakon Term Loans. These fees and costs have been allocated based on specific identification basis between the funded and unfunded tranches. Direct lender fees of $1,610 allocated to the initial tranche of the New Pharmakon Term Loans have been presented as a deduction to the debt principal balance and amortized into interest expense using the effective interest method. Debt modification costs of $1,000 associated with the unfunded second and third tranches are deferred as an asset and is amortized into interest expense on a straight-line basis until the tranches are drawn upon which the remaining asset balance would be reclassified as a deduction to the principal amount and be amortized using the effective interest method. The remaining debt modification costs of $3,034 allocated to the first tranche were expensed as incurred, which is included in “Interest expense” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
The New Pharmakon Term Loans are secured by substantially all of the Company’s assets. The New Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, those that limit or restrict the Company’s ability to incur certain additional indebtedness, consummate certain change in control transactions, or incur any non-permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The New Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of December 31, 2025, the Company was in compliance with its debt covenants. The borrowings outstanding under the New Pharmakon Term Loans were classified as long-term in the accompanying consolidated balance sheets as of December 31, 2025.
Term Loan obligations as of December 31, 2025 consisted of the following:

	December 31, 2025
	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(4,215)	$311	$146,096
Total long-term portion of term loan as of December 31, 2025	$150,000	$(4,215)	$311	$146,096
Prior Pharmakon Term Loans
On December 14, 2021, the Company entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”), which was subsequently amended in December 2022 and May 2023 (as amended, the “Prior Pharmakon Loan Agreement”). Pursuant to the Prior Pharmakon Loan Agreement, Pharmakon made loans to the Company totaling $125,000 (the “Prior Pharmakon Term Loans”). From

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
May 2023 to the modification of the loan in May 2025, the Prior Pharmakon Term Loans accrued interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 1.0%) plus 8.5% per annum.
Term Loan obligations as of December 31, 2024 consisted of the following:

	December 31, 2024
	Principal Balance	Unamortized Debt Financing Costs	Balance, Net
Prior Pharmakon Term Loans	$125,000	$(3,494)	$121,506
Total long-term portion of term loan as of December 31, 2024	$125,000	$(3,494)	$121,506
As of December 31, 2025 and 2024, the overall average effective interest rate of the Company’s outstanding term loans was approximately 10.15% and 13.98%, respectively.
The following table presents a summary of the principal maturities of the New Pharmakon Term Loans for each of the annual periods subsequent to December 31, 2025:

Fiscal year
2026	$—
2027	—
2028	—
2029	—
2030	150,000
Thereafter	—
Total principal payments	$150,000
Note 8.    Operating Leases
The Company’s operating leases are related to its corporate headquarters in Newport Beach, California and do not contain any residual value guarantees or material restrictive covenants. The minimum lease payments associated with lease renewal will only be included in the measurement of the lease liability and ROU assets if the exercise of the renewal option is determined to be reasonably certain. The Company considers the timing of the renewal period and other economic factors such as the financial implications of a decision to extend or not to extend a lease in determining if the renewal option is reasonably certain to be exercised.
Certain of the Company’s operating leases include variable lease payments that are not determinable at lease commencement. Accordingly, these variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized as lease expense in the period in which they are incurred.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The components of operating lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Fixed operating lease expense	$2,129	$1,526	$1,164
Variable operating lease expense	354	150	183
Total operating lease expense	$2,483	$1,676	$1,347
Supplemental information on operating leases is as follows:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (years)	4.1	5.1	6.1
Weighted-average discount rate	9.9%	9.7%	11.0%
Cash paid for amounts included in the measurement of lease liabilities	$1,781	$1,433	$1,320
ROU assets obtained in exchange for operating lease liabilities	$1,185	$3,002	$4,550
Operating lease expenses are included in the selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Operating lease ROU assets and related current and long-term operating lease liabilities are presented in the accompanying consolidated balance sheets.
The following table presents the future minimum lease payments under operating lease agreements with non-cancelable terms as of December 31, 2025:

Fiscal year
2026	$2,529
2027	2,617
2028	2,709
2029	2,805
2030	234
Thereafter	—
Total minimum lease payments	$10,894
Less: imputed interest	(1,994)
Present value of operating lease liabilities	$8,900
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
Total inventory payments to Daewoong were $76,477, $62,233 and $50,770 for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Pursuant to the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. The upfront payment of $4,441 was recorded as in-process research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. As of December 31, 2025, regulatory approval of three of the Products has not been achieved; as such, no annual milestone payments have been made.
Pursuant to the Symatese Europe Agreement, the Company is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the later of the third anniversary of certain regulatory approvals or December of any year in which the Company achieves US$25,000 of net revenue in Europe, provided that if the regulatory approvals are achieved, the payment shall occur no later than December 2029 regardless of the revenue condition.
In October 2024, the Company received European Union MDR approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable on the two-year anniversary of the approval, which is October 2026. For the second milestone payment, the Company expects to make the payment in December 2029. Upon receiving approval, the Company recorded $1,035 and $1,200 in contingent milestone payment liabilities for the first and second milestone payments, respectively, and $1,035 and $1,200 in intangible assets for the first and second milestone payments, respectively. These amounts reflect the application of a discount to account for the time value of money, which adjusts the present value of the liabilities and intangible assets based on the timing of future payments.
Legal Proceedings
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of December 31, 2025.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 10.    Stock-Based Compensation and Stockholders’ Equity
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2025 and 2024, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of December 31, 2025 and 2024, 65,008,183 and 63,497,548 shares of its common stock were issued and outstanding, respectively.
In March 2024, the Company completed a follow-on offering and issued 3,554,000 shares of its common stock, at a price to the public of $14.07 per share. Refer to Note 1. Description of Business for additional details regarding the follow-on offering.
2024 Employee Stock Purchase Plan (“2024 ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited numbers of the Company’s common stock at a discount during periodic offering periods, and the first offering period under the 2024 ESPP commenced on May 1, 2025. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5th of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4th of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. As of December 31, 2025, the Company had issued 55,670 shares under the 2024 ESPP.
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
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21st of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). On November 21, 2025, 2024 and 2023, an additional 2,597,438, 2,535,476 and 2,287,649 shares, respectively, were reserved pursuant to the evergreen provision of the Plan. As of December 31, 2025, the Company had an aggregate of 5,229,398 shares of its common stock available for future issuance under the Plan.
2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors had reserved 1,000,000 shares of common stock for

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
issuance under the Inducement Plan. On December 12, 2024, an additional 1,000,000 shares were approved and reserved for issuance under the Inducement Plan. As of December 31, 2025, the Company had an aggregate of 659,991 shares of its common stock available for future issuance under the Inducement Plan.
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
The weighted average assumptions used in determining the fair value of stock options granted were as follows:

	Year Ended December 31,
	2025	2024	2023
Volatility	75.8%	83.7%	83.6%
Risk-free interest rate	4.1%	4.1%	3.7%
Expected life (years)	6.20	6.21	6.21
Dividend yield rate	—%	—%	—%

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A summary of stock option activities for the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Per Share	Terms (Years)	Value
Outstanding as of December 31, 2024	6,151,069	$10.29	6.16	$10,691
Granted	1,110,760	12.40
Exercised	(166,936)	6.97
Forfeited or expired	(986,328)	11.47
Outstanding as of December 31, 2025	6,108,565	$10.57	5.54	$959
Vested and expected to vest at December 31, 2025	6,108,565	$10.57	5.54	$959
Exercisable as of December 31, 2025	3,914,353	$10.02	4.08	$750
The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $8.67, $9.71 and $7.73, respectively. The total intrinsic value of stock options that were exercised during the years ended December 31, 2025, 2024 and 2023 was $752, $3,171 and $136, respectively. The aggregate intrinsic value of outstanding and exercisable options represents the total excess of the fair market value of the Company’s common stock over the exercise price of the underlying options.
Restricted Stock Units
Service-Based Restricted Stock Units
Service-based RSU grants generally vest over a one- to four-year period. The fair value of service-based RSU grants is determined based on the Company’s common stock price on the grant date.
A summary of service-based RSU activities for the year ended December 31, 2025 is presented below:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding as of December 31, 2024	3,378,867	$10.80
Granted	1,436,074	11.36
Vested	(1,194,953)	9.89
Forfeited	(709,817)	11.42
Outstanding as of December 31, 2025	2,910,171	$11.30
The total fair value of service-based restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $14,135, $15,740 and $7,593, respectively.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Performance-Based Restricted Stock Units
Under the Plan, the Company’s Board of Directors has granted performance restricted stock units (“PRSUs”) with various performance-based vesting terms to certain executive officers. The PRSUs function in the same manner as service-based restricted stock units except that vesting terms are based on the achievement of certain pre-established performance measures, if the grantee is in service to the Company upon the achievement of such performance hurdles. Compensation expense related to PRSUs is recognized when attainment of the performance milestones is deemed to be probable and over a period in which the Company estimates the performance hurdles will be achieved.
A summary of PRSU activities for the year ended December 31, 2025 is presented below:

	Performance	Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
	Units	Per Share
Outstanding as of December 31, 2024	395,984	$12.12
Granted	353,663	13.58
Vested	(93,076)	10.25
Forfeited	(87,796)	12.66
Outstanding as of December 31, 2025	568,775	$13.25
Included in the table above are certain outstanding PRSUs that provide for vesting of up to 200% of the target number of shares if the target performance conditions are exceeded. As of December 31, 2025, if all target performance conditions are fully achieved, the aggregate number of shares that could be issued upon vesting of all outstanding and unvested PRSUs would be 868,943.
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
The Company used a Monte Carlo simulation to determine the grant date fair value of $3,774 for the market-based awards. Compensation expense is recorded if the service condition is met regardless of whether the market condition is satisfied. The stock price market condition was not met during the year ended December 31, 2025; as a result, no vesting occurred.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Stock-Based Compensation
The following table summarizes stock-based compensation expense:

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$19,845	$21,172	$15,564
Research and development	853	1,016	894
Total stock-based compensation expense, excluding capitalized stock-based compensation expense	20,698	22,188	16,458
Capitalized stock-based compensation expense in Intangible assets, net	98	66	—
Total stock-based compensation expense	$20,796	$22,254	$16,458
As of December 31, 2025, there was $36,549 of total unrecognized compensation cost related to unvested shares subject to outstanding service-based stock options and RSUs. Unrecognized compensation costs associated with these stock options and restricted stock units are expected to be expensed over a weighted-average period of 2.1 and 2.4 years, respectively. As of December 31, 2025, total unrecognized compensation costs related to unvested shares subject to outstanding PRSUs and market-based RSUs were $1,159 and are expected to be expensed over a weighted-average period of 1.3 years.
Note 11. Medytox Settlement Agreements
Medytox Settlement Agreement
In February 2021, the Company settled the certain litigation with Medytox, Inc. (‘Medytox”) related to Jeuveau® by means of settlement and license agreements (the “Medytox Settlement Agreements”). From September 17, 2022 to September 16, 2032, the Company has paid and will pay Medytox a quarterly, mid-single digit royalty percentage on net sales of Jeuveau® sold in Evolus territories pursuant to the Medytox Settlement Agreements.
As of December 31, 2025 and 2024, the Company accrued $4,985 and $4,743 for royalties under the Medytox Settlement Agreements.
Note 12. Employee Benefit Plan
The Company maintains a defined contribution 401(k) plan covering substantially all employees. Company matching contributions totaled $2,387, $2,023 and $1,582 for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 13.     Income Taxes
The Company’s loss before income taxes was generated from its U.S. operations and foreign operations as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$30,131	$33,349	$51,004
Foreign	20,833	16,407	10,505
Loss before income taxes	$50,964	$49,756	$61,509

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table shows the expense (benefit) for income taxes:

	Year Ended December 31,
	2025	2024	2023
Current provision:
Federal	$—	$—	$—
State	90	279	138
Foreign	566	406	33
Total current provision	$656	$685	$171
Deferred provision (benefit):
Federal	$21	$(18)	$1
State	—	(3)	4
Foreign	—	—	—
Total deferred (benefit) provision	$21	$(21)	$5
Total provision for income taxes	$677	$664	$176
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
U.S. Federal Statutory Rate	$(10,702)	21.00%
State and Local Taxes, Net of Federal Income Tax Benefit(1)	997	(1.96)%
Foreign Tax Effects
UK
Change in Valuation Allowance	4,391	(8.62)%
Other	(67)	0.13%
Other Foreign Entities	617	(1.21)%
Tax Credits	1,313	(2.58)%
Change in Valuation Allowance	4,352	(8.54)%
Nontaxable or Nondeductible Items
Revaluation of Contingent Liabilities	(1,340)	2.63%
Officers' Compensation	1,387	(2.72)%
Share-based Compensation	678	(1.33)%
Meals	595	(1.17)%
Other	31	(0.06)%
Changes in Unrecognized Tax Benefits	(1,583)	3.11%
Other Adjustments	8	(0.02)%
Income tax provision (benefit)	$677	(1.34)%
(1) The state of California made up the majority (greater than 50%) of the tax effect in this category.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate before the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Income tax at statutory rate	$(10,413)	$(12,917)
State and local income taxes, net of federal income tax benefit	(753)	(1,981)
Revaluation of contingent royalty obligation	1,823	1,078
Meals and entertainment	713	385
Change in state tax rate	50	218
Officers' compensation	1,231	793
Foreign Rate Differential	443	222
Stock compensation	(1,377)	449
Other, net	125	(449)
Valuation allowance	8,822	12,378
Income tax provision (benefit)	$664	$176
The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024	2023
Deferred income tax assets:
Net operating losses	$94,930	$86,277	$83,257
Stock compensation	7,890	7,808	5,442
Research and development credits	1,034	2,617	2,617
Operating lease liabilities	2,303	2,152	1,567
Accrued legal settlement	15,147	16,283	17,674
R&E capitalization	3,590	4,107	3,415
Carryforward of interest expense under Section 163(j)	11,471	8,325	5,072
Other, net	6,167	6,488	6,192
Valuation allowance	(133,986)	(124,895)	(116,073)
Total deferred income tax assets	8,546	9,162	9,163
Deferred income tax liabilities:
Intangible amortization	(6,728)	(7,343)	(7,730)
Operating lease ROU assets	(1,846)	(1,825)	(1,460)
Total deferred income tax liabilities	(8,574)	(9,168)	(9,190)
Net deferred income taxes	$(28)	$(6)	$(27)
As of December 31, 2025, the Company has federal net operating loss (“NOL”) carryforwards of $330,543, of which $66,345 will begin to expire in 2034. The federal NOLs generated in 2018 and in the subsequent years in the amount of $264,198 have an indefinite carryforward period. As of December 31, 2025, the Company has state NOL carryforwards of $257,754, which begin to expire in 2026. As of December 31, 2025, the Company has foreign NOL carryforwards of $59,259, which can be carried forward indefinitely. As of December 31, 2025, the Company has federal research and development (“R&D”) credit carryforwards of $1,615, which will begin to expire in 2039. The Company also has California R&D credit carryforwards of $573, which has an indefinite carryforward period.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
In general, if a company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period, utilization of its pre-change NOL carryforwards and R&D credit carryforwards, and interest expense under Section 163(j), is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation may result in the expiration of the Company’s tax attribute carryforwards before utilization and may be material. The Company has completed a study to evaluate whether an ownership change, as defined by Section 382 of the Internal Revenue Code, occurred from the Company's formation through December 31, 2024. Based on the findings of this study, the Company has determined that several ownership changes have occurred. Consequently, the Company’s tax attribute carryforwards allocable to the periods preceding the ownership change are subject to limitation under Section 382. However, it is important to note that the Company’s tax attribute carryforwards, which include NOLs, R&D credits, and interest expense under Section 163(j), are not anticipated to expire unused, solely due to the limitations under Section 382. The Company started but has not completed a study to determine whether its tax attribute carryforwards generated through December 31, 2025, are likely to be limited by Section 382 and 383. The Company’s net deferred income tax assets have been offset by a valuation allowance. Therefore, any resulting reduction to the Company’s tax attribute carryforwards once the analysis is completed will be offset by a corresponding reduction of the valuation allowance and there would be no impact on the Company’s consolidated balance sheet, statement of operations, or cash flows.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,924	$2,924	$2,924
Decreases to prior year tax positions	(2,070)	—	—
Increases to current year tax positions	241	—	—
Ending balance	$1,095	$2,924	$2,924
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2025, 2024, and 2023. The Internal Revenue Service (“IRS”) reviewed the Company’s 2022 tax return during the first quarter of 2025 and accepted it as filed but did not consider the year examined. The Company has incurred net operating losses since its inception; as such, the tax returns of all years remain open for audit.
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended December 31,
2025
Current:
Federal	$—
Foreign
Australia	61
Netherlands	747
Spain	211
State and local	196
Total	$1,215
The income taxes paid for the years ended December 31, 2024, and 2023 were $235 and $117, respectively.

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note 14. Segment Reporting and Customer Concentration
The Company conducts business as a single operating and reportable segment focusing on the business of performance beauty by delivering breakthrough products to the cash-pay aesthetic market. Under this organizational structure, the CEO, serving as the CODM, assesses performance and manages the Company’s operations as one integrated business. The identification of a single operating and reportable segment is consistent with the management approach in that the CODM regularly reviews consolidated financial information for the purpose of assessing performance and allocating resources.
The CODM regularly reviews (i) net revenues, (ii) gross profit, (iii) operating profit or loss and (iv) net income or loss and uses net income or loss as the key measure of segment profit or loss when allocating resources and assessing performance. The CODM compares net income or loss in prior periods with that of the current period, evaluates actual results against budget and forecast, identifies relevant business factors and trends, and evaluates the achievements of the Company’s established strategic goals. In April 2025, the Company launched Evolysse™ Form and Evolysse™ Smooth in the United States; as such, segment product net revenue has been recast in connection with the launch of Evolysse™. The table below presents selected financial information of the Company’s single reportable segment regularly provided to and reviewed by the CODM and a reconciliation of segment net loss to consolidated net loss as computed under U.S. GAAP:

	Year Ended December 31,
	2025	2024	2023
Revenue:
Jeuveau®	$272,323	$264,306	$199,721
Evolysse™	22,633	—	—
Total product revenue, net	294,956	264,306	199,721
Service revenue	2,220	1,968	2,364
Total net revenues	297,176	266,274	202,085
Less:
Cost of goods sold	100,069	83,970	64,514
Gross profit	197,107	182,304	137,571
Less:
Research and development	9,576	9,172	6,556
In process research and development	—	—	8,869
Selling, general and administrative	220,786	198,025	164,944
Depreciation and amortization	4,345	2,342	2,178
Interest income	(1,931)	(3,263)	(860)
Interest expense	19,694	18,735	13,832
Income tax expense	677	664	176
Other segment items(1)	(4,399)	7,049	3,561
Segment net loss	$(51,641)	$(50,420)	$(61,685)
Reconciliation of profit and loss (Segment net loss/profit):
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(51,641)	$(50,420)	$(61,685)

Evolus, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(1) Other segment items include revaluation of contingent royalty obligation payable to Evolus Founders, Restructuring costs and Other (income) expense, net.
Information of segment assets provided to the CODM is consistent with that reported in the accompanying consolidated balance sheets with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, inventory and current liabilities.

For the years ended December 31, 2025, 2024 and 2023, no single customer accounted for 10% or more of the Company’s total revenue.

Note 15. Subsequent Events
On March 3, 2026, the Company entered into a Loan and Security Agreement dated as of March 3, 2026 (the “Revolving Credit Facility”) with Eclipse Business Capital LLC as administrative agent and the lenders thereto. The Revolving Credit Facility is comprised of an asset-based revolving credit facility with a $30,000 commitment and an uncommitted accordion feature of up to $10,000 (the “Accordion Facility”), which is exercisable, subject to lender consent and other conditions, in $5,000 increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10,000 and a stated maturity three years from the date of closing with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. The Revolving Facility and the Accordion Facility are subject to a closing fee equal to 1.0% and prepayment fees equal to 3.0% during the first year, 2.0% during the second year, and zero percent thereafter, subject to certain exceptions.
Obligations under the Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, cash and intellectual property and are guaranteed by the Company and its subsidiaries. The Revolving Credit Facility includes customary affirmative and negative covenants, including limitations on capital expenditures, indebtedness, liens, investments, asset dispositions, dividends and other restricted payments, as well as a minimum excess availability covenant and a change of control provision.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide a reasonable assurance (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and (b) that such information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework and criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2025.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Disclosure Controls and Procedures and Internal Controls Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Evolus, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Evolus, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Evolus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 3, 2026 expressed an unqualified opinion thereon.
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
March 3, 2026

Item 9B. Other Information.
Insider Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as disclosed below with respect to our Code of Conduct, the information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
We have a Code of Conduct applicable to all directors, officers and employees of the Company. We have posted the Code of Business Conduct on our website at www.evolus.com. We will post any amendments to the Code of Conduct on our website. In accordance with the requirements of the SEC and Nasdaq Stock Market LLC, we will also post waivers applicable to any of our officers or directors from provisions of the Code of Conduct on our website.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
    (1) Consolidated Financial Statements. See Item 8 “Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K.
    (2) Financial Statement Schedules. None. Financial statement schedules have been omitted because they are not applicable or the information called for is shown either in the consolidated financial statements or in the notes thereto.
    (3) Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023.	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws.	8-K	001-38381	3.2	2/12/18
4.1	Specimen certificate evidencing shares of common stock of the Registrant.	S-1/A	333-222478	4.1	1/25/18
4.3	Description of Securities.	10-K	001-38381	4.3	3/7/24
10.1‡	Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	10-K	001-38381	10.1	3/7/24
10.2‡	Amendment to Stock Purchase Agreement, dated as of September 30, 2014, by and between Strathspey Crown Holdings, LLC and ALPHAEON Corporation.	10-K	001-38381	10.2	3/7/24
10.3‡	License and Supply Agreement, dated as of September 30, 2013, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	10-K	001-38381	10.3	3/8/23
10.4‡	First Amendment to License and Supply Agreement, dated as of February 26, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	10-K	001-38381	10.4	3/7/24
10.5‡	Second Amendment to License and Supply Agreement, dated as of July 15, 2014, by and between Daewoong Pharmaceutical Co., Ltd. and the Registrant.	10-K	001-38381	10.5	3/7/24
10.6+	2017 Omnibus Incentive Plan.	S-1	333-222478	10.6	1/9/18
10.7+	Form of Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.7	1/9/18
10.8+	Form of Dueling Option Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.8	1/9/18
10.9+	Form of Restricted Shares Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.9	1/9/18
10.10+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan.	S-1	333-222478	10.10	1/9/18
10.11+	Form of RSU Award Agreement under 2017 Omnibus Incentive Plan (Updated 2020)	10-K	001-38381	10.11	2/25/20
10.12+	Form of Inducement Stock Option Award Agreement	S-8	333-263325	99.2	3/4/22
10.13+	Form of Inducement Restricted Stock Unit Award Agreement	S-8	333-263325	99.3	3/4/22

10.14+	Form of Performance Restricted Stock Unit Agreement	10-K	001-38381	10.14	3/8/23
10.15+	2023 Inducement Incentive Plan	S-8	333-274906	99.3	10/6/23
10.16+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1/A	333-222478	10.11	1/25/18
10.17‡	Second Amendment to Stock Purchase Agreement, dated as of December 14, 2017, by and among SCH-AEON, LLC (f/k/a Strathspey Crown Holdings, LLC), ALPHAEON Corporation, the Registrant and J. Christopher Marmo, as Contributors’ Representative, and acknowledged by the parties listed as Contributors on the signature pages thereto.	10-K	001-38381	10.17	3/4/25
10.18+	Employment Agreement, dated as of May 6, 2018, by and between David Moatazedi and the Registrant.	S-1	333-226186	10.29	7/16/18
10.19+	Amendment to Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and David Moatazedi.	10-Q	001-38381	10.3	8/2/22
10.20+	Amended and Restated Employment Agreement, dated August 1, 2022, by and between Evolus, Inc. and Rui Avelar, M.D.	10-Q	001-38381	10.4	8/2/22
10.21+	Employment Agreement, dated September 8, 2025, by and between Tatjana Mitchell and the Registrant.	10-Q	001-38381	10.1	11/5/25
10.22	Lease, dated as of May 15, 2019, between the Registrant and 520 Newport Center Drive LLC.	8-K	001-38381	10.1	5/21/19
10.23‡	Settlement and License Agreement, dated February 18, 2021, by and between Evolus, Inc. and Medytox, Inc.	10-Q	001-38381	10.3	5/12/21
10.24‡	Confidential Settlement and Release Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.5	5/12/21
10.25‡	Third Amendment to Supply Agreement, dated March 23, 2021, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	10-Q	001-38381	10.7	5/12/21
10.26‡	Amended and Restated Loan Agreement, dated as of May 5, 2025, by and among Evolus, Inc. (as Borrower and a Credit Party), BioPharma Credit PLC (as Collateral Agent), BPCR Limited Partnership (as a Lender), and BioPharma Credit Investments V (Master) LP (as a Lender).	10-Q	001-38381	10.1	8/5/25
10.27‡	Fourth Amendment to Supply Agreement, dated December 12, 2022, by and between Evolus, Inc. and Daewoong Pharmaceutical Co. Ltd.	8-K	001-38381	10.1	12/13/22
10.28‡	Fifth Amendment to Supply Agreement, dated as of April 20, 2023, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.	10-Q	001-38381	10.1	8/2/23
10.29‡	License, Supply, and Distribution Agreement, dated as of May 9, 2023 by and between Symatese S.A.S. and the Registrant.	10-Q	001-38381	10.2	8/2/23
10.30‡	License, Supply, and Distribution Agreement (Europe), dated as of December 20, 2024, by and between Evolus Pharma B.V. and Symatese Aesthetics S.A.S	10-K	001-38381	10.35	3/7/24
10.31	First Amendment to Lease, dated as of July 27, 2023, by and between the Registrant and 520 Newport Center Drive LLC.	10-K	001-38381	10.36	3/7/24
10.32‡	Sixth Amendment to Supply Agreement, dated as of February 22, 2024, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.	10-Q	001-38381	10.1	5/7/24
10.33‡	Seventh Amendment to Supply Agreement, dated as of September 9, 2025, by and between Daewoong Pharmaceutical Co. Ltd. and Evolus, Inc.	10-Q	001-38381	10.2	11/5/25
10.34	Second Amendment to Lease, dated as of October 16, 2024, by and between the Registrant and 520 Newport Center Drive LLC.	10-K	001-38381	10.38	3/4/25

10.35+	2024 Employee Stock Purchase Plan.	8-K	001-38381	10.1	6/11/24
19	Insider Trading Policy.	10-K	001-38381	19	3/4/25
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Policy Regarding the Recoupment of Certain Compensation Payments.	10-K	001-38381	97	3/7/24
101.INS*	Inline XBRL Instance Document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
_____________

+	Indicates management contract or compensatory plan.
‡	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report on Form 10-K), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary.
None, we have elected not to provide summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2026.

EVOLUS, INC.

By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
POWER OF ATTORNEY
    The undersigned directors and officers of Evolus, Inc. constitute and appoint David Moatazedi and Tatjana Mitchell, and each of them, as their true and lawful attorneys and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents shall do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Moatazedi	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 3, 2026
David Moatazedi

/s/ Tatjana Mitchell	Chief Financial Officer (Principal Financial Officer)	March 3, 2026
Tatjana Mitchell

/s/ Vikram Malik	Chairman of the Board of Directors	March 3, 2026
Vikram Malik

/s/ David Gill	Director	March 3, 2026
David Gill

/s/ Karah Parschauer	Director	March 3, 2026
Karah Parschauer

/s/ Brady Stewart	Director	March 3, 2026
Brady Stewart

/s/ Albert G. White III	Director	March 3, 2026
Albert G. White III