Form 10-Q
period 2026-03-31
Evolus, Inc.
filed 2026-05-04
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of April 30, 2026, 65,854,751 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, economic conditions, our sources of liquidity, our plans and expectations regarding regulatory approvals, and commercial launch of our products, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. These statements include, among other things, statements relating to our expectations regarding our business, operations and market conditions, including our expectations regarding the market size and opportunity of our products. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Summary of Risk Factors
An investment in our securities involves various risks and you are urged to carefully consider the risks discussed under Item 1A. “Risk Factors,” in this Quarterly Report on Form 10-Q prior to making an investment in our securities. If any of the risks below or in Item 1A. “Risk Factors” occurs, our business could be materially and adversely affected. As more fully described in Item 1A. “Risk Factors,” the principal risks and uncertainties that may affect our business, financial condition and results of operations include, but are not limited to, the following:
•We have incurred significant losses since our inception, and we may continue to incur losses, which could adversely affect the market price of our common stock and our ability to raise additional capital.
•Jeuveau®, Evolysse® Form and Evolysse® Smooth face, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from maintaining our market share and expansion.
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
•We are reliant on Symatese S.A.S. (“Symatese”) to achieve and maintain regulatory approval for the Evolysse® product line in the United States. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse® products would negatively affect our ability to sell these products.
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
EVOLUS®, Jeuveau®, Evolux® and Evolysse® are trademarks of ours that are used in this Quarterly Report on Form 10-Q. Jeuveau® is the trade name in the United States for our approved product with non-proprietary name, prabotulinumtoxinA-xvfs. This product has different trade names outside of the United States, including Nuceiva® in Canada, Europe and Australia, but is referred to throughout this Quarterly Report on Form 10-Q as Jeuveau®. Our injectable hyaluronic acid (“HA”) gel products have different trade names outside of the United States, including Estyme® in Europe, but are referred to throughout this Quarterly Report on Form 10-Q as Evolysse®. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations, such as BOTOX® and BOTOX® Cosmetic, which we refer to throughout this Quarterly Report on Form 10-Q as BOTOX. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (unaudited)
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data; Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$49,792	$53,826
Accounts receivable, net	52,219	54,697
Inventories	24,796	26,963
Prepaid expenses	4,617	3,757
Other current assets	7,500	3,674
Total current assets	138,924	142,917
Property and equipment, net	5,335	5,371
Operating lease right-of-use assets	6,790	7,133
Intangible assets, net	46,741	48,040
Goodwill	21,208	21,208
Other assets	1,648	1,199
Total assets	$220,646	$225,868
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,529	$23,360
Accrued expenses	31,879	35,591
Current portion of operating lease liabilities	2,551	2,529
Current portion of contingent royalty obligation payable to Evolus Founders	12,763	12,523
Current portion of contingent milestone payment	1,302	1,302
Total current liabilities	68,024	75,305
Long-term portion of operating lease liabilities	5,938	6,371
Long-term portion of contingent royalty obligation payable to Evolus Founders	17,512	19,659
Long-term debt	156,414	146,096
Long-term portion of contingent milestone payment	1,516	1,515
Deferred tax liability	23	28
Total liabilities	$249,427	$248,974
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 65,839,803 and 65,008,183 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	643,210	638,089
Accumulated other comprehensive loss	(278)	(156)
Accumulated deficit	(671,714)	(661,040)
Total stockholders’ equity (deficit)	(28,781)	(23,106)
Total liabilities and stockholders’ equity (deficit)	$220,646	$225,868
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$72,747	$68,074
Service revenue	390	448
Total net revenues	73,137	68,522
Cost of goods sold	24,240	21,867
Gross profit	48,897	46,655
Operating expenses:
Selling, general and administrative	51,981	56,640
Research and development	2,240	2,212
Revaluation of contingent royalty obligation payable to Evolus Founders	(14)	2,151
Depreciation and amortization	1,538	824
Total operating expenses	55,745	61,827
Loss from operations	(6,848)	(15,172)
Other income (expense):
Interest income	285	710
Interest expense	(3,975)	(4,415)
Other income (expense), net	120	57
Loss before income taxes	(10,418)	(18,820)
Income tax expense	(256)	(72)
Net loss	$(10,674)	$(18,892)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(122)	66
Comprehensive loss	$(10,796)	$(18,826)
Net loss per share, basic and diluted	$(0.16)	$(0.30)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	65,186,643	63,696,627
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
Issuance of common stock in connection with the incentive equity plan	951,272	—	734	—	—	734
Stock-based compensation	—	—	5,966	—	—	5,966
Net loss	—	—	—	—	(18,892)	(18,892)
Other comprehensive income	—	—	—	66	—	66
Balance at March 31, 2025	64,448,820	$1	$622,525	$(839)	$(628,291)	$(6,604)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	65,008,183	$1	$638,089	$(156)	$(661,040)	$(23,106)
Issuance of common stock in connection with the incentive equity plan	831,620	—	—	—	—	—
Stock-based compensation	—	—	5,121	—	—	5,121
Net loss	—	—	—	—	(10,674)	(10,674)
Other comprehensive loss	—	—	—	(122)	—	(122)
Balance at March 31, 2026	65,839,803	$1	$643,210	$(278)	$(671,714)	$(28,781)
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(10,674)	$(18,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,346	1,563
Stock-based compensation	5,116	5,928
Provision for credit losses and inventory	427	1,051
Amortization of operating lease right-of-use assets	343	263
Amortization of debt discount and issuance costs	361	301
Deferred income taxes	(5)	(5)
Revaluation of contingent royalty obligation payable to Evolus Founders	(14)	2,151
Other adjustments to operating activities	125	146
Changes in operating assets and liabilities:
Inventories	6,378	4,050
Accounts receivable	2,154	(823)
Prepaid expenses	(873)	(103)
Accounts payable	(7,609)	4,722
Accrued expenses	(3,744)	(14,172)
Operating lease liabilities	(411)	(79)
Other operating assets	(3,872)	(1,733)
Net cash used in operating activities	(9,952)	(15,632)
Cash flows from investing activities
Purchases of property and equipment	(415)	(319)
Additions to capitalized software	(1,276)	(1,542)
Net cash used in investing activities	(1,691)	(1,861)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(1,893)	(2,365)
Proceeds from issuance of debt instruments	10,000	—
Payments for debt issuance costs	(484)	—
Issuance of common stock in connection with incentive equity plan	—	742
Payment of finance lease obligations	(4)	—
Tax withholding paid on behalf of employees for net share settlement	—	(8)
Net cash provided by (used in) financing activities	7,619	(1,631)
Effect of exchange rates on cash and cash equivalents	(10)	66
Net decrease in cash and cash equivalents	(4,034)	(19,058)
Cash and cash equivalents, beginning of period	53,826	86,952
Cash and cash equivalents, end of period	$49,792	$67,894
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands; Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$3,248	$4,056
Cash paid for income taxes	30	46
Non-cash investing and financing information
Capital expenditures included in accounts payable and accrued expenses	$12	$476
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company’s portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs), a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults and Evolysse®, a collection of injectable hyaluronic acid (“HA”) gels. Evolysse® Form and Evolysse® Smooth were launched in the United States in April 2025 indicated for wrinkles and folds, such as nasolabial folds, in adults. The Company anticipates two additional Evolysse® products, Evolysse® Sculpt and Evolysse® Lips, to be approved in the United States in 2026 and 2027, respectively, and expects to launch all four Evolysse® products in Europe in the second quarter of 2026. The Company is headquartered in Newport Beach, California.

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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities. The Company recorded a loss from operations of $6,848 and a net loss of $10,674 in the three months ended March 31, 2026. The Company used $9,952 of cash from operations during the three months ended March 31, 2026. As of March 31, 2026, the Company had $49,792 in cash and cash equivalents and an accumulated deficit of $671,714.
The Company believes that its current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of liquidity under both the New Pharmakon Term Loans and the Revolving Credit Facility (as defined in Note 7. Long-Term Debt and below, respectively) and existing liquidity, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. On March 3, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the Company, as borrower, and Eclipse Business Capital LLC as administrative agent and the lenders party thereto. Pursuant to the Loan Agreement, the lenders party provided a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) with a $30,000 commitment and an uncommitted accordion feature of up to $10,000, which is exercisable, subject to lenders party consent and other conditions, in $5,000 increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10,000 and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. See Note 7. Long-Term Debt for additional information.
On May 5, 2025, the Company entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon (as defined in Note 7. Long-Term Debt), pursuant to which Pharmakon agreed to provide the Company with a senior secured term loan of up to $250,000 in aggregate principal. The term loan is to be funded in three tranches comprised of an initial $150,000 tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026. In addition, under the terms of the A&R Loan Agreement, the Company is permitted to incur additional indebtedness in the form of a working capital or revolving loan facility with a maximum credit line of no more than $40,000 at any time, subject to Pharmakon’s consent and certain terms and conditions customary for credit facilities of similar size and type.
On May 1, 2026, the Company terminated the At-the-Market Sales Agreement (the “ATM Sales Agreement”) with Leerink Partners LLC, which the Company had entered into in March 2023. The ATM Sales Agreement provided for the offer and sale, from time to time, of shares of the Company’s common stock for an aggregate gross proceeds of up to $50,000. The Company had not sold any shares under the ATM Sales Agreement prior to its termination. See Note 10. Stock-Based Compensation and Stockholders’ Equity for additional information.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. The interim unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of March 31, 2026, results of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2026 and 2025. All intercompany accounts and transactions have been eliminated in consolidation. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or for any other interim period or any future year.
The accompanying unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2025 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2026.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and notes thereto. These estimates include, but are not limited to net revenues, allowance for doubtful accounts, fair value measurements and stock-based compensation, among others. Management bases estimates on historical experience and on assumptions that management believes are reasonable. The Company’s actual results could differ materially from those estimates and may result in material effects on the Company’s operating results and financial position.
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
The Company is party to an agreement with Symatese, pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute five injectable HA gel product candidates, including the products referred to as: (i) Form; (ii) Smooth; (iii) Sculpt; (iv) Lips; and (v) Eye (collectively, the “Products”) in the United States for use in the aesthetics and dermatological field of use. In April 2025, the Company launched Evolysse® Form and Evolysse® Smooth in the United States. The Company relies on Symatese, its sole supplier, to manufacture Evolysse®. Any termination or loss of significant rights, including exclusivity, would materially and adversely affect the Company’s commercialization of Evolysse®.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company is also subject to risks common to companies in the pharmaceutical industry including, but not limited to, dependency on the commercial success of Jeuveau® and Evolysse®, the Company’s approved products, significant competition within the medical aesthetics industry, its ability to maintain regulatory approval of Jeuveau® and Evolysse®, third party litigation and challenges to its intellectual property, uncertainty of broad adoption of its product by aesthetic practitioners and patients, its ability to in-license, acquire or develop additional product candidates and to obtain the necessary approvals for those product candidates, and the need to scale manufacturing capabilities over time.
Any disruption and volatility in the global capital markets, including those caused by other events, such as public health crises, high inflation and interest rates, increased tariffs, and geopolitical conflicts, including military conflicts, may increase the Company’s cost of capital and adversely affect its ability to access financing when and on terms that the Company desires. Any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
Segment Reporting
The Company operates as a single operating and reportable segment focused on delivering medical aesthetic products to the cash-pay aesthetic market. Under this organizational structure, the Chief Executive Officer, serving as the Chief Operating Decision Maker (“CODM”), assesses performance and manages the Company’s operations as one integrated business. The identification of a single operating and reportable segment is consistent with the management approach as the CODM regularly reviews consolidated financial information for the purpose of assessing performance and allocating resources. See Note 12. Segment Reporting for additional information.

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
Inventories and Cost of Goods Sold
Inventories consist of finished goods held for sale and distribution. Cost is determined using the first-in, first-out method. Inventory is measured at the lower of cost or net realizable value based on a number of factors including, but not limited to, damage, expiration, or changes in price level. The Company evaluates inventory balances for excess quantities and obsolescence and then reduces inventories to net realizable value based on this evaluation.
For the three months ended March 31, 2026, cost of goods sold consisted of inventory cost, amortization of intangible asset relating to distribution right and certain royalties on the sale of the Company’s products.

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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Contingent Milestone Payment
Symatese U.S. Agreement
On May 9, 2023, the Company and Symatese, entered into a License, Supply and Distribution Agreement (the “Symatese U.S. Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute the Evolysse® products in the United States for use in the aesthetics and dermatological field of use. The Company also has the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse® collection of injectable HA gels.
As consideration for the rights granted under the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of March 31, 2026, regulatory approval of three of the Products has not been achieved, and no annual milestone payments have been made. The Company, under the Symatese U.S. Agreement, is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye Products with the U.S. Food and Drug Administration (“FDA”).
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
A portion of the Symatese Europe Agreement represents the license and distribution right to Evolysse® in Europe. The definite-lived distribution right intangible asset related to the Evolysse® nasolabial fold product approved in Europe is amortized on a straight-line basis over the estimated useful life of 15 years.
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
In October 2024, the Company received European Union Medical Device Regulation (“MDR”) approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment is payable in October 2026, the two-year anniversary of the approval. The Company anticipates the second milestone payment will be made in December 2029. Upon receiving approval, the Company recorded $1,035 and $1,200 in long-term liabilities for the first and second milestone payments, respectively, and $1,035 and $1,200 in intangible assets for the first and second milestone payments, respectively. These amounts reflect the application of a discount to account for the time value of money, which adjusts the present value of the liabilities and intangible assets based on the timing of future payments. The definite-lived distribution right intangible asset related to the Evolysse® products approved in Europe is amortized on a straight-line basis over the remaining estimated useful life of 14 years and 2 months.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the net present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any initial direct costs and lease payments made at or before lease commencement less any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. The Company accounts for lease and non-lease components together as a single lease component for all classes of

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
underlying assets. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term. There were no significant finance leases as of March 31, 2026.
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
The Company measures the fair value of the contingent royalty obligation payable at each reporting period end using a discounted cash flows method with Level 3 inputs. The related changes in the fair value of the contingent royalty obligation payable are recognized in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss with corresponding adjustments to the liability in the accompanying condensed consolidated balance sheets.
Long-Term Debt
Long-term debt consists of the New Pharmakon Term Loans and the Revolving Credit Facility. Debt issuance costs represent legal, lender and consulting costs or fees associated with debt financing. Debt discounts and issuance costs are amortized into interest expense over the term of the debt. See Note 7. Long-Term Debt for additional information.
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
General
The Company generates product revenue from the sales of Jeuveau® and Evolysse®, and service revenue from the sales of Jeuveau® through a distribution partner in Canada.
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
Disaggregation of Revenue
The Company’s disaggregation of revenue is consistent with its operating segment as disclosed above. See Note 12. Segment Reporting for the Company’s revenue disaggregated by revenue source.
Gross-to-Net Revenue Adjustments
The Company provides customers with discounts, such as trade and volume discounts and prompt pay discounts, that are directly reflected in the invoice price. Revenues are recorded net of sales-related adjustments, wherever applicable, primarily for the volume-based rebates, consumer loyalty programs and co-branded marketing programs.
•Volume-Based Rebates — Volume-based rebates are contractually offered to customers. The rebates payable to each customer are determined based on the contract and quarterly purchase volumes.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of March 31, 2026 and December 31, 2025, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company did not have any material contract assets or unbilled receivables as of March 31, 2026 and December 31, 2025. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities represent estimated amounts that the Company is obligated to pay to customers, primarily consist of customer rebates and deferred revenue arising from the consumer loyalty program and co-branded marketing programs. These contract liabilities are included in accrued expenses in the accompanying condensed consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $8,619 and $11,548, respectively. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, provisions for rebates, consumer loyalty program, and co-branded marketing programs were $9,042 and $10,161, respectively; these amounts were offset by related payments, redemptions and adjustments of $11,972 and $17,320, respectively. The provisions for rebates, consumer loyalty program and co-branded marketing programs were recorded as adjustments to gross revenues in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $8,630 and $13,614, respectively, related to amounts included in contract liabilities at the beginning of each period. The Company did not recognize any revenue related to changes in transaction prices for contracts with customers from previous periods.
Collectability
Accounts receivables are recorded at the net estimated realizable value and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and estimated future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information from internal and external sources relating to past events, current conditions, and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and is adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of March 31, 2026 and December 31, 2025, allowance for credit losses was $4,878 and $5,289, respectively. For the three months ended March 31, 2026 and 2025, provision for bad debts was $262 and $1,051, respectively, and write-offs, net of recoveries, were $673 and $882, respectively.
Practical Expedients
The Company expenses sales commissions as incurred because the amortization period is one year or less. These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not adjust the promised consideration for the effects of the time value of money for contracts in which the anticipated period between the transfer of goods or services to the customer and customer payment is one year or less.
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
Litigation Settlement
In connection with a litigation settlement, the Company agreed to pay Medytox, Inc. (“Medytox”) a mid-single digit royalty percentage on all net sales of Jeuveau® for the period from September 17, 2022 to September 16, 2032. Royalty payments are

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
made on a quarterly basis and the associated expenses are included in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive loss in the periods the royalties are incurred.
See Note 11. Medytox Settlement Agreements for the details of the litigation settlement agreements.
Stock-Based Compensation
The Company recognizes stock-based compensation expense for employees, consultants and members of the Board of Directors based on the fair value on the date of grant.
The Company uses the Black-Scholes option pricing model to value stock option grants. The Black-Scholes option pricing model requires the input of certain subjective assumptions, including the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The fair value of the Company’s restricted stock units (“RSUs”) is based on the closing market price of the Company’s common stock on the grant date. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.
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
The fair value of stock options and RSUs with service conditions that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. The Company recognizes stock-based compensation for RSUs with performance conditions if it is probable that those performance conditions will be met. Stock-based compensation expense is recognized, net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and to selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $256 and $72 for the three months ended March 31, 2026 and 2025, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2026 and 2025 primarily as a result of the change in the valuation allowance offsetting deferred tax assets.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company monitors changes to the tax laws in the states where it conducts business and files corporate income tax returns. The Company does not expect that changes to state tax laws through March 31, 2026 to materially affect its condensed consolidated financial statements. The Internal Revenue Service reviewed the Company’s 2022 tax return during the first quarter of 2025 and accepted it as filed, but did not consider the year examined. Given the fact that the Company has generated net operating losses since inception, the Company’s tax returns for all years since inception are open, under the statute of limitations, for audit.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares. Diluted earnings per share is computed based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of the options and non-vested RSUs is anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three months ended March 31, 2026 and 2025, were stock options of 7,060,186 and 6,889,047, respectively, and non-vested RSUs of 6,895,630 and 3,083,482, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. This update simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election, permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. ASU No. 2025-05 is effective for interim and annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company adopted the provisions of this ASU on a prospective basis in the first quarter of 2026, electing to apply the practical expedient to estimate its allowance for credit losses by assuming current conditions as of the balance sheet date remain unchanged over the remaining life of the Company's accounts receivable balances. The Company continues to adjust historical loss information, as appropriate, to reflect current conditions in estimating the allowance for credit losses. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270), which clarifies interim disclosure requirements and enhances clarity in the application of Topic 270. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The amendments of this ASU can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU No. 2025-11 on its consolidated financial statements and related disclosures.

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

	As of March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$30,275	$—	$—	$30,275

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$32,182	$—	$—	$32,182
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method, in which cash flows anticipated over the term of the contract are discounted to their present value using an expected discount rate. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of Jeuveau® net revenues during the payment period, which terminate at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of March 31, 2026 and December 31, 2025, the Company utilized a discount rate of 15% and 13%, respectively, reflecting changes in the Company’s market risk premium. Net revenue projections are also updated to reflect changes in the timing of expected sales. Generally, increases (decreases) to the projected net revenues are accompanied by a directionally similar change to the estimated fair value of the contingent royalty obligation, while significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported in the condensed consolidated financial statements.
The following table provides a reconciliation of the beginning and ending fair value measurement of the contingent royalty obligation payable, which used significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2026	2025
Fair value, beginning of period	$32,182	$44,765
Payments	(1,893)	(2,365)
Change in fair value recorded in operating expenses	(14)	2,151
Fair value, end of period	$30,275	$44,551
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates of similar rated debt securities (Level 2). As of March 31, 2026 and December 31, 2025, the fair value of long-term debt was $152,963 and $148,828, respectively. The fair value of operating lease liabilities as of March 31, 2026 and December 31, 2025 approximated its carrying value.
Note 4.    Goodwill and Intangible Assets
The table below provides the original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(21,613)	$41,174
Capitalized software	19,470	(13,903)	5,567
Intangible assets, net	82,257	(35,516)	46,741
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of March 31, 2026	$103,465	$(35,516)	$67,949

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(20,805)	$41,982
Capitalized software	18,876	(12,818)	6,058
Intangible assets, net	81,663	(33,623)	48,040
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2025	$102,871	$(33,623)	$69,248

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2026 that are subject to amortization:

Fiscal year
Remaining in 2026	$5,715
2027	5,073
2028	3,611
2029	3,211
2030	3,211
Thereafter	25,920
$46,741
Distribution rights represent the license and associated distribution rights to Jeuveau® and Evolysse® and are amortized on a straight-line basis over their estimated useful life. No costs related to distribution rights were capitalized in the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, the Company capitalized $594 and $1,880, respectively, related to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. For the three months ended March 31, 2026 and 2025, the Company recorded amortization expense related to intangible assets of $1,893 and $1,275, respectively. These amounts were included in cost of goods sold and depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued revenue contract liabilities	$8,619	$11,548
Accrued payroll and related benefits	9,400	10,788
Accrued royalties	4,962	5,846
Other accrued expenses(1)	8,898	7,409
Accrued expenses	$31,879	$35,591
(1) No individual item in “Other accrued expenses” exceeds 5% of total current liabilities.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 6. Property, Plant and Equipment
Property, plant and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Equipment	$761	$769
Furniture	1,223	1,030
Leasehold improvements	6,327	6,100
Computers	531	531
Marketing fixtures	1,700	1,700
Total property, plant, and equipment	10,542	10,130
Less: accumulated depreciation	(5,207)	(4,759)
Property, plant and equipment, net	$5,335	$5,371
For the three months ended March 31, 2026, and 2025, depreciation expense was $453 and $287, respectively.
Note 7. Long-Term Debt
Revolving Credit Facility
On March 3, 2026, the Company, as borrower, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, as administrative agent and the lenders party thereto. Pursuant to the Loan Agreement, the lenders party provided a senior secured asset based revolving credit facility (the “Revolving Credit Facility”) with a $30,000 commitment and an uncommitted accordion feature of up to $10,000, which is exercisable, subject to lenders party consent and other conditions, in $5,000 increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10,000 and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term secured overnight financing rate (“SOFR”) (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. The Revolving Credit Facility is subject to a closing fee of 1.0%, and outstanding undrawn principal of the facility is subject to an unused line fee of 0.5% per annum. The Company has the option to early terminate the Revolving Credit Facility subject to the payment of prepayment fees equal to 3.0% during the first year, 2.0% during the second year, and zero percent thereafter, subject to certain exceptions. Proceeds from the Revolving Credit Facility were or will be used to pay for transaction costs related to the Loan Agreement and for working capital and other general corporate purposes. In connection with the Revolving Credit Facility, the Company is required to pay other customary facility fees for credit facilities of a similar size and type.
Upon execution of the Loan Agreement, the Company incurred a total of $616 in lender fees and qualifying debt issuance costs, which has been deferred as an asset and amortized into interest expense on a straight-line basis over the term of the Revolving Credit Facility.
Obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, cash and intellectual property, subject to customary exceptions and are guaranteed by the Company and its subsidiaries. The Loan Agreement contains customary affirmative and negative covenants and events of default, including limitations on capital expenditures, indebtedness, liens, investments, asset dispositions, dividends and other restricted payments, as well as a minimum excess availability covenant and a change of control provision. As of March 31, 2026, the Company was in compliance with its debt covenants under the Loan Agreement. Principal outstanding under the Revolving Credit Facility was classified as long-term in the accompanying condensed consolidated balance sheets as of March 31, 2026.
New Pharmakon Term Loans
On May 5, 2025, the Company entered into the A&R Loan Agreement with Pharmakon, which amended and restated the Prior Pharmakon Loan Agreement (as defined below) in its entirety. Under the A&R Loan Agreement, Pharmakon agreed to

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
make a senior secured term loan to the Company in an aggregate principal amount of up to $250,000 to be funded in three tranches comprised of a $150,000 tranche, which was funded upon the execution of the A&R Loan Agreement, and two additional tranches of up to $50,000 each, available at the Company’s election no later than December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. Payments related to the New Pharmakon Term Loans are interest only with a balloon principal payment due on the maturity date, which is May 5, 2030. The initial tranche of $150,000 was released to the Company on May 5, 2025, which includes the $125,000 of principal amount relating to the Prior Pharmakon Term Loans and $25,000 of incremental borrowings. Total proceeds of $23,390 were received by the Company, net of discounts and fees paid to Pharmakon, from the funding of the initial tranche. The second and third tranches, each in the principal amount of up to $50,000 but no less than $25,000, have a scheduled expiration date of December 31, 2026 and are available to be advanced at the Company’s election, subject to the terms and conditions of the A&R Loan Agreement including payment of additional consideration of 1.0% on drawn principal of each tranche. The Company has the option to prepay all or any portion of the amounts owed prior to the maturity date, and all prepayments of principal are subject to certain prepayment premium. Additionally, the New Pharmakon Term Loans are subject to customary mandatory prepayments clauses, and all prepayments and repayments of the New Pharmakon Term Loans are subject to an exit consideration premium equal to the amount of any principal repaid multiplied by 2.0%.
This transaction with Pharmakon and the New Pharmakon Term Loans issued under the A&R Loan Agreement are accounted for as a debt modification in accordance with Accounting Standards Codification (“ASC”) 470-50, Debt Modifications and Extinguishments. Upon closing of the first tranche, the Company incurred a total of $5,644 in lender fees and debt modification costs relating to the New Pharmakon Term Loans. These fees and costs have been allocated based on specific identification basis between the funded and unfunded tranches. Direct lender fees of $1,610 allocated to the initial tranche of the New Pharmakon Term Loans have been presented as a deduction to the debt principal balance and amortized into interest expense using the effective interest method. Debt modification costs of $1,000 associated with the unfunded second and third tranches are deferred as an asset and is amortized into interest expense on a straight-line basis until the tranches are drawn upon which the remaining asset balance would be reclassified as a deduction to the principal amount and be amortized using the effective interest method. The remaining debt modification costs of $3,034 allocated to the first tranche were expensed as incurred.
The New Pharmakon Term Loans are secured by substantially all of the Company’s assets. The New Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, those that limit or restrict the Company’s ability to incur certain additional indebtedness, consummate certain change in control transactions, or incur any non-permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The New Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of March 31, 2026, the Company was in compliance with its debt covenants under the A&R Loan Agreement. The borrowings outstanding under the New Pharmakon Term Loans were classified as long-term in the accompanying condensed consolidated balance sheets as of March 31, 2026.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Long-term debt obligations as of March 31, 2026 consisted of the following:

	March 31, 2026
	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(4,020)	$434	$146,414
Revolving Credit Facility	10,000	—	—	10,000
Total long-term debt as of March 31, 2026	$160,000	$(4,020)	$434	$156,414
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
Long-term debt obligations as of December 31, 2025 consisted of the following:

	December 31, 2025
	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(4,215)	$311	$146,096
Total long-term debt as of December 31, 2025	$150,000	$(4,215)	$311	$146,096

As of March 31, 2026 and December 31, 2025, the effective interest rate on the Company’s outstanding term loans was approximately 9.82% and 10.15%, respectively, and the corresponding cash interest rate was 8.66% and 8.99%, respectively. As of March 31, 2026, the effective interest rate and cash interest rate on the Revolving Credit Facility were approximately 8.03%.
The following table presents a summary of the principal maturities of long-term debt as of March 31, 2026:

Fiscal year
Remainder of 2026	$—
2027	—
2028	—
2029	10,000
2030	150,000
Thereafter	—
Total principal payments	$160,000
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
The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Fixed operating lease expense	$559	$471
Variable operating lease expense	148	49
Total operating lease expense	$707	$520
Supplemental information on operating leases is as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)	3.8	4.1
Weighted-average discount rate	9.9%	9.9%
Operating lease expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease ROU assets and related current and long-term operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum lease payments under operating lease agreements with non-cancelable terms as of March 31, 2026:

Fiscal year
Remainder of 2026	$1,902
2027	2,617
2028	2,709
2029	2,805
2030	234
Thereafter	—
Total minimum lease payments	$10,267
Less: imputed interest	(1,778)
Present value of operating lease liabilities	$8,489
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Total inventory payments to Daewoong were $11,749 and $17,063 for the three months ended March 31, 2026 and 2025, respectively.

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
Pursuant to the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the Products gaining approval prior to the milestone payment dates. If regulatory approval of three of the Products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of March 31, 2026, regulatory approval of three of the Products has not been achieved; as such no additional annual milestone payments have been made.

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

Legal Proceedings
The Company is, from time to time, involved in various litigation matters or regulatory encounters arising from the ordinary course of business that could result in unasserted or asserted claims or litigation. These other matters may raise difficult and complex legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit or regulatory encounter is brought, and differences in applicable laws and regulations. Except as set forth above, the Company does not believe that these other matters would have a material adverse effect on its financial position, results of operations or cash flows. However, the resolution of one or more of the other matters in any reporting period could have a material adverse impact on the Company’s financial results for that period.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of March 31, 2026.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 10.    Stock-Based Compensation and Stockholders’ Equity
The following table summarizes the compensation expense related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$4,750	$5,749
Research and development	366	179
Total stock-based compensation expense, excluding capitalized stock-based compensation expense	$5,116	$5,928
Capitalized stock-based compensation expense in Intangible assets, net	5	38
Total stock-based compensation expense	$5,121	$5,966
As of March 31, 2026, there were $46,485 of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock options and restricted stock units are expected to be expensed over a weighted-average period of 3.0 and 3.1 years, respectively. As of March 31, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based restricted stock units and market-based restricted stock units were $6,087. Unrecognized compensation costs associated with outstanding performance-based restricted stock units and market-based restricted stock units are expected to be expensed over a weighted-average period of 2.6 years.
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2026 and December 31, 2025, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of March 31, 2026 and December 31, 2025, 65,839,803 and 65,008,183 shares of its common stock were issued and outstanding, respectively.
2024 Employee Stock Purchase Plan (“2024 ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited numbers of the Company’s common stock at a discount during periodic offering periods, and the first offering period under the 2024 ESPP commenced on May 1, 2025. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5th of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4th of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. As of March 31, 2026, the Company had issued 55,670 shares under the 2024 ESPP.
Termination of “At-the-Market” Offering Program
On March 8, 2023, the Company entered into the ATM Sales Agreement with Leerink Partners LLC (the “Sales Agent”), pursuant to which the Company could sell shares of its common stock from time to time for an aggregate gross proceeds of up to $50,000 (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to a commission of 3.0% of the gross proceeds from any sales of the Company’s common stock under the ATM Program. On May 1, 2026, the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company terminated the ATM Sales Agreement and the related ATM Program. No shares were sold under the ATM Sales Agreement prior to its termination.
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21st of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of March 31, 2026, the Company had an aggregate of 795,784 shares of its common stock available for future issuance under the Plan.

2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors had reserved a total of 2,000,000 shares of common stock for issuance under the Inducement Plan. As of March 31, 2026, the Company had an aggregate of 453,680 shares of its common stock available for future issuance under the Inducement Plan.
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
Service-Based Restricted Stock Units
Service-based RSU grants generally vest over a one- to four-year period. The fair value of service-based RSU grants is determined based on the closing market price of the Company’s common stock on the grant date.
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
Market-Based Restricted Stock Units
For RSUs granted to employees that vest based on market conditions, such as the trading price of the Company’s common stock exceeding certain price targets or the total shareholder return (“TSR”) of the Company’s common stock relative to the Russell 2000 index, the Company uses Monte Carlo Simulation to estimate the fair value on the date of grant and recognizes compensation cost over the requisite service period. Compensation expense is recorded if the requisite service period is satisfied regardless of whether the market condition is met.
Note 11. Medytox Settlement Agreements
Medytox Settlement Agreement
In February 2021, the Company settled the certain litigation with Medytox, Inc. (‘Medytox”) related to Jeuveau® by means of settlement and license agreements (the “Medytox Settlement Agreements”). From September 17, 2022 to September 16, 2032, the Company has paid and will pay Medytox a quarterly, mid-single digit royalty percentage on net sales of Jeuveau® sold in the United States and other Evolus territories pursuant to the Medytox Settlement Agreements.
As of March 31, 2026 and December 31, 2025, the Company accrued $3,976 and $4,985, respectively, for royalties under the Medytox Settlement Agreements.
Note 12. Segment Reporting
The Company conducts business as a single operating and reportable segment, focusing on the business of performance beauty by delivering breakthrough products to the cash-pay aesthetic market. Under this organizational structure, the Chief Executive Officer, serving as the CODM, assesses performance and manages the Company’s operations as one integrated business. The identification of a single operating and reportable segment is consistent with the management approach in that the CODM regularly reviews consolidated financial information for the purpose of assessing performance and allocating resources.
The CODM regularly reviews (i) net revenues, (ii) gross profit, (iii) operating profit or loss and (iv) net income or loss and uses net income or loss as the key measure of segment profit or loss when allocating resources and assessing performance. The CODM compares net income or loss in prior periods with that of the current period, evaluates actual results against budget and forecast, identifies relevant business factors and trends, and evaluates the achievements of the Company’s established strategic goals. In April 2025, the Company launched Evolysse® Form and Evolysse® Smooth in the United States; as such, segment product net revenue has been recast in connection with the launch of Evolysse®. The table below

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
presents selected financial information of the Company’s single reportable segment regularly provided to and reviewed by the CODM and a reconciliation of segment net loss to consolidated net loss as computed under U.S. GAAP:

	Three Months Ended March 31,
	2026	2025
Revenue:
Jeuveau®	$66,021	$68,074
Evolysse®	6,726	—
Total product revenue, net	72,747	68,074
Service revenue	390	448
Total net revenues	73,137	68,522
Less:
Cost of goods sold	24,240	21,867
Gross profit	48,897	46,655
Less:
Research and development	2,240	2,212
Selling, general and administrative	51,981	56,640
Depreciation and amortization	1,538	824
Interest income	(285)	(710)
Interest expense	3,975	4,415
Income tax expense	256	72
Other segment items(1)	(134)	2,094
Segment net loss	$(10,674)	$(18,892)
Reconciliation of profit and loss (Segment net loss/profit):
Adjustments and reconciling items	—	—
Consolidated net loss	$(10,674)	$(18,892)
(1) Other segment items include revaluation of contingent royalty obligation payable to Evolus Founders and Other (income) expense, net.
Information of segment assets provided to the CODM is consistent with that reported in the accompanying condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, inventory and current liabilities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and consolidated results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
Overview
We are a global performance beauty company delivering breakthrough products with a customer-centric approach in the cash-pay aesthetic market. Our current commercial product portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs) and Evolysse®, a collection of injectable hyaluronic acid (“HA”) gels. We currently sell Jeuveau® in the United States, Canada, certain European countries and Australia, and, in April 2025, we launched Evolysse® Form and Evolysse® Smooth in the United States, which are indicated for wrinkles and folds, such as nasolabial folds, in adults. We anticipate two additional Evolysse® products, Evolysse® Sculpt and Evolysse® Lips, to be approved in the United States in 2026 and 2027, respectively, and expect to launch all four Evolysse® products in Europe in the second quarter of 2026.
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
Recently enacted tariffs by the United States have adversely affected and potentially will continue to adversely affect overall consumer sentiment and discretionary spending. As a result, lower consumer sentiment and discretionary spending have negatively impacted aesthetic procedures and our sales and may negatively impact our sales in the future. We cannot reasonably estimate the financial impact of current and threatened tariffs by the United States on our future financial condition, results of operations or cash flows.
The United States trade policy has been characterized by rapid changes in both the scope and legal basis of tariffs, including the imposition, invalidation and replacement of tariff regimes. Tariff policy remains subject to change, including through shifts in legal authority, scope, and duration, and any increases or additional tariffs could adversely affect consumer spending and our business.
On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), creating the possibility that previously collected tariffs may be refunded by the U.S. government. In response, the U.S. government implemented new tariffs to replace certain of the IEEPA tariffs. We are pursuing potential refunds of previously paid IEEPA tariffs.
Additionally, on April 2, 2026, the White House issued a proclamation addressing imports of patented pharmaceuticals. The proclamation authorizes tariffs on certain imports, including from countries such as South Korea, subject to product scope, country treatment and company-specific arrangements, including potential exceptions, exclusions and reduced tariff rates. As Jeuveau® is manufactured and imported from South Korea, these measures may apply to Jeuveau®, although the scope, timing and applicability remain uncertain. We are evaluating actions to mitigate the impact of current and proposed tariffs.
Geopolitical tensions, including ongoing conflicts and instability in the Middle East, have contributed to increased economic, political, and market uncertainties. Any further escalation of hostilities in the region could result in further disruptions to global energy markets, transportation networks, and supply chains. Such conditions may increase global energy prices, which could heighten inflationary pressures, and further weaken consumer sentiment and discretionary spending. The extent and duration of these potential risks remain uncertain and could materially affect our financial condition, results of operations, and cash flows.
As of March 31, 2026, the majority of our debt outstanding represents a long-term loan bearing variable rates of interest (see Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information). Changes in market interest rates will affect the interest expense incurred from this outstanding debt instrument, increasing or decreasing our interest expense in future periods. Additionally, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See Part I, Item 3 of this Quarterly Report on Form 10-Q for more information.
Recent Key Developments
On March 3, 2026, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, providing for a $30.0 million senior secured asset-based revolving credit facility with an uncommitted accordion feature of up to $10.0 million (collectively, the “Revolving Credit Facility”). The Revolving Credit Facility matures on March 3, 2029 and requires a minimum utilization of $10.0 million. Borrowings under the Revolving Credit Facility bear interest at adjusted term secured overnight financing rate ( “SOFR”) (subject to a floor of 2.0%) plus 4.25%, subject to potential downward adjustments. The Revolving Credit Facility is secured by substantially all of our assets and is guaranteed by us and our subsidiaries. See “Liquidity and Capital Resources - The Revolving Credit Facility” below and Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue:
Product revenue, net	$72,747	$68,074
Service revenue	390	448
Total net revenues	73,137	68,522
Cost of goods sold	24,240	21,867
Gross profit	48,897	46,655
Gross profit margin	66.9%	68.1%
Operating expenses:
Selling, general and administrative	51,981	56,640
Research and development	2,240	2,212
Revaluation of contingent royalty obligation payable to Evolus Founders	(14)	2,151
Depreciation and amortization	1,538	824
Total operating expenses	55,745	61,827
Loss from operations	(6,848)	(15,172)
Other income (expense):
Interest expense, net	(3,690)	(3,705)
Other income (expense), net	120	57
Loss before income taxes	(10,418)	(18,820)
Income tax expense	(256)	(72)
Net loss	$(10,674)	$(18,892)
Currency translation adjustment	(122)	66
Comprehensive loss	$(10,796)	$(18,826)
Net Revenues
We currently operate one reportable segment, and our net product revenues are derived from the sale of Jeuveau® and, beginning in April 2025, from the sale of Evolysse®. Net revenues consist of gross revenues, net of adjustments primarily relating to customer rebates, rewards associated with consumer loyalty program, and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues increased by $4.6 million, or 6.7%, to $73.1 million in the three months ended March 31, 2026 from $68.5 million in the three months ended March 31, 2025, driven by the launch of Evolysse® in the United States and international growth of Jeuveau®. Net revenues in the three months ended March 31, 2026 and 2025 each contained $0.4 million of service revenue from sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and to increase purchases by our current customers in the competitive aesthetic market, (ii) the continued success of Evolysse® Form and Evolysse® Smooth products in the United States, (iii) the success of the commercial launch of Evolysse® injectable HA gel collection in Europe and (iv) the regulatory approval for the Evolysse® Sculpt and Evolysse® Lips products in the United States.

Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $2.4 million, or 10.9%, to $24.2 million in the three months ended March 31, 2026 from $21.9 million in the three months ended March 31, 2025, primarily attributable to higher volumes of products shipped to customers. We anticipate that our cost of goods sold will fluctuate due to changes in product and geographical mix and the impact of current and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 66.9% and 68.1% in the three months ended March 31, 2026 and 2025, respectively. We anticipate that our gross profit margin will fluctuate due to changes in product and geographical mix, the effect of current and threatened tariffs, as well as the impact of promotional and incentive programs on our average selling prices.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $4.7 million, or 8.2%, to $52.0 million in the three months ended March 31, 2026 from $56.6 million in the three months ended March 31, 2025, primarily attributable to lower selling, general and administrative expenses in the three months ended March 31, 2026 driven by our strategic cost structure optimization initiatives. Selling, general and administrative expenses may fluctuate in the future primarily driven by potential changes in marketing strategies, launches of new products and international expansion.
Research and Development
Research and development expenses remained relatively consistent at $2.2 million in the three months ended March 31, 2026 when compared with that in the three months ended March 31, 2025. We expect our research and development expenses to increase, if and when, we develop further product candidates and as we pursue regulatory approvals.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. In the three months ended March 31, 2026, the change in the fair value of the contingent royalty obligation payable to the Evolus Founders was immaterial. In the three months ended March 31, 2025, we recognized an unrealized loss of $2.2 million. Changes to the fair value of the contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.7 million, or 86.7%, to $1.5 million in the three months ended March 31, 2026 from $0.8 million in the three months ended March 31, 2025, primarily due to an increase in amortization of internal use software and depreciation of leasehold improvements.
Interest Expense, Net
Interest expense, net, remained relatively consistent at $3.7 million in the three months ended March 31, 2026 and in the three months ended March 31, 2025. Interest on the Revolving Credit Facility and the New Pharmakon Term Loans (as defined below) is based on variable interest rates, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources—The Pharmakon Term Loans” and “Liquidity and Capital Resources—The Revolving Credit Facility” for further information.
Income Tax Expense
There was minimal income tax expense in each of the three months ended March 31, 2026 and 2025.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations through operating cash flows, the sale or maturity of investments or the acquisition of additional funds through capital management. Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including the level of our outstanding indebtedness and the related principal and interest we are obligated to pay on our indebtedness; the amount and timing of any additional debt or equity financing we may pursue; our capital expenditure requirements; any merger, divestiture or acquisition activity; and our ability to generate cash flows from our operations. We expect cash provided by our operating activities to fluctuate as a result of a number of factors, including the amount and timing of our billing, collections and liability payments and our operating results and the factors that affect these results, including the amount and timing of our product sales; promotions, rebates and incentives; and changes in consumer sentiment and discretionary spending.
As of March 31, 2026 we had cash and cash equivalents of $49.8 million, positive working capital of $70.9 million and stockholders’ deficit of $28.8 million.
Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $671.7 million as of March 31, 2026 as a result of ongoing efforts to develop and commercialize our products, including providing selling, general and administrative support for our operations. We had net loss of $10.7 million and $18.9 million in the three months ended March 31, 2026 and 2025, respectively. We had a loss from operations of $6.8 million and $15.2 million in the three months ended March 31, 2026 and 2025, respectively. We used net cash of $10.0 million and $15.6 million for operating activities in the three months ended March 31, 2026 and 2025, respectively. We expect to continue to incur significant expenses for the foreseeable future as we continue the commercialization efforts for our products, prepare for commercial launch of Evolysse® Form, Evolysse® Smooth, Evolysse® Sculpt and Evolysse® Lips injectable HA gel products in Europe, and pursue regulatory approvals of Evolysse® Sculpt and Evolysse® Lips.
The Revolving Credit Facility
On March 3, 2026, we, as borrower, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, as administrative agent the lenders party thereto. Pursuant to the Loan Agreement, the lenders party provided a senior secured asset based revolving credit facility (the “Revolving Credit Facility”) with a $30.0 million commitment and an uncommitted accordion feature of up to $10.0 million, which is exercisable, subject to lenders party consent and other conditions, in $5.0 million increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10.0 million and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term SOFR (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. See Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The Pharmakon Term Loans
On May 5, 2025, we entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon, which amends and restates the Prior Pharmakon Loan Agreement (as defined below). Under the A&R Loan Agreement, Pharmakon (as defined below) agreed to make a senior secured term loan to us of an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election until December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The initial tranche of $150.0 million was released on May 5, 2025, which includes the $125.0 million of outstanding principal amount related to the Prior Pharmakon Term Loans and $25.0 million of incremental borrowings. Total net proceeds of $23.4 million were received by us, net of discounts and fees paid to the lender, from the funding of the initial tranche. The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. In addition, under the terms of the A&R Loan Agreement, we are permitted to incur additional indebtedness in the form of a working capital or revolving loan facility with a maximum credit line of no more than $40.0 million at any time, subject to Pharmakon’s consent and certain terms and conditions customary for credit facilities of similar size and type. See Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In December 2021, we entered into a loan agreement with BPCR Limited Partnership, BioPharma Credit Investments V (Master) LP, and Biopharma Credit PLC (collectively, “Pharmakon”), which was subsequently amended in December 2022 and in May 2023 (as amended, the “Prior Pharmakon Loan Agreement”). Pursuant to the terms of the Prior Pharmakon Loan Agreement, Pharmakon made loans to us totaling $125.0 million (the “Prior Pharmakon Term Loans”). The Prior Pharmakon Term Loans bore an annual interest rate equal to the 3-month SOFR (subject to a SOFR floor of 1.0%) plus 8.5% per annum.
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
As of March 31, 2026, we recorded an aggregate balance of $30.3 million in our condensed consolidated balance sheet for the future royalty payment obligation to the Evolus Founders.
Litigation Settlement
In February 2021, we settled litigation claims through settlement agreements with Medytox, Inc. which we refer to collectively as the “Medytox Settlement Agreements.” From September 17, 2022 to September 16, 2032, we have paid and will pay to Medytox a quarterly, mid-single digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories.
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
Symatese U.S. Agreement
Our agreement (the “Symatese U.S. Agreement”) with Symatese Aesthetics S.A.S (“Symatese”) provides us with an exclusive right to commercialize and distribute five injectable HA gel product candidates, Form, Smooth, Sculpt, Lips and Eye in the United States for use in the aesthetics and dermatological field of use. We also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse® collection of injectable HA gels. The Symatese U.S. Agreement includes certain milestone payments, development cost-sharing arrangements, and minimum annual purchases that we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
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
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of an additional $100.0 million in liquidity under the New Pharmakon Term Loans, and the recently closed Revolving Credit Facility, will be sufficient to satisfy our cash requirements for at least the next twelve months with respect to working capital that supports our daily operations and to meeting commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
We have based our projections of capital requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources, which consist of cash and cash equivalents, cash generated from operations, and availability of liquidity under both the New Pharmakon Term Loans and the Revolving Credit Facility, sooner than we expect. Our cash requirements depend on numerous factors, including but not limited to, the impact of any potential disruptions to our supply chain, inflation or other economic conditions, and other long-term commitments and contingencies. Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements, including our requirements beyond the next twelve months. In such case, we may be required to raise additional capital to fund future operations through the incurrence of debt, the entry into licensing or collaboration agreements with partners, sale of equity securities, grants or other sources of financing. However, there can be no assurance such financing or other alternatives will be available to us on acceptable terms, or at all. The global economy, including the financial and credit markets, has recently experienced significant volatility and disruptions, volatility in inflation and interest rates, new and threatened tariffs, declines in consumer confidence and uncertainty about economic stability. These conditions may adversely impact our ability to raise additional capital on acceptable terms, or at all.

Our future funding requirements will depend on many factors, including, but not limited to:
•the rate of revenue growth for Jeuveau® and Evolysse® in the markets in which they are launched;
•achieving sustainable profitability;
•the timing of regulatory approval for the additional Evolysse® products in the United States and Europe and our ability to successfully commercialize these products;
•development costs and milestone payments related to the Evolysse® products;
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
•the cost of commercialization activities for Jeuveau®, the Evolysse® injectable HA gel product line or any future product candidates that are approved or cleared for sale, including marketing, sales and distribution costs;
•the cost of maintaining or increasing our sales force in the future, the productivity of that sales force, the market acceptance of our products and the actions and product introductions of our competitors;
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(9,952)	$(15,632)
Investing activities	(1,691)	(1,861)
Financing activities	7,619	(1,631)
Effect of exchange rates on cash and cash equivalents	(10)	66
Net decrease in cash and cash equivalents	(4,034)	(19,058)
Cash and cash equivalents, beginning of period	53,826	86,952
Cash and cash equivalents, end of period	$49,792	$67,894
Operating Activities
Cash used in operating activities was $10.0 million in the three months ended March 31, 2026, compared to cash used in operating activities of $15.6 million in the three months ended March 31, 2025. The decrease in cash used in operating activities was mostly attributable to a lower operating loss driven by reduced operating expenses as a result of our strategic cost structure optimization initiatives. In addition, changes in working capital resulting from the timing of cash receipts, accruals and cash disbursements contributed to the decrease in cash used in operating activities in the three months ended March 31, 2026 when compared to the same period in 2025.
Investing Activities
Cash used in investing activities was $1.7 million in the three months ended March 31, 2026, compared to cash used in investing activities of $1.9 million in the three months ended March 31, 2025. The decrease in cash used in investing activities was primarily due to a $0.3 million decrease in expenditures related to capitalized internal-use software, partially offset by a $0.1 million increase in purchases of property and equipment.
Financing Activities
Cash provided by financing activities was $7.6 million in the three months ended March 31, 2026, compared to cash used in financing activities of $1.6 million in the three months ended March 31, 2025. The increase in cash provided by financing activities in the three months ended March 31, 2026 was primarily attributable to $9.5 million of net proceeds received from the Revolving Credit Facility.
Indebtedness
See “Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our New Pharmakon Term Loans and “Liquidity and Capital Resources—The Revolving Credit Facility” for a description of our Revolving Credit Facility.
Material Cash Requirements

Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of (i) principal and interest payments related to our New Pharmakon Term Loans (future interest payments on our outstanding New Pharmakon Term Loans total approximately $54.0 million, with $13.2 million due within twelve months), (ii) principal and interest payments related to our Revolving Credit Facility (estimated future interest payments on our outstanding borrowings under the Revolving Credit Facility total approximately $2.4 million, with $0.8 million due within twelve months), (iii) quarterly royalty payments to the Evolus Founders based on a low single digit percentage of net sales of Jeuveau® (these obligations terminate in the quarter after the 10-year anniversary of the first commercial sale of Jeuveau® in the United States), (iv) quarterly royalty payments to Medytox based on a mid-single digit royalty on net sales of Jeuveau® sold in the United States and other Evolus territories (during the period from September 17, 2022 to September 16, 2032), (v) minimum purchase obligations under the Daewoong Agreement, (vi) €12.1 million of milestone payments under the Symatese U.S. Agreement, subject to FDA approval of three Evolysse® products, consisting of €1.6 million due on the date of FDA approval, €4.1 million in June 2026, €3.2 million in June 2027, and €3.2 million in June 2028, in each case subject to and contingent on three of the injectable HA gel products gaining approval prior to the milestone payment date, (vii) €3.1 million of milestone payments under the Symatese Europe Agreement consisting of €1.2 million on the second anniversary of certain regulatory approvals (payable in October 2026) and €1.9 million on the later of the third anniversary of certain regulatory approvals or December of any year in which we achieve US$25.0 million of net revenue in Europe for the injectable HA gel products, provided that if the regulatory approvals are achieved, the payment shall occur no later than December 2029, (viii) minimum purchase and royalty obligations for the injectable HA gel products, and (ix) obligations under operating leases related to our office space, which are described in more detail in Note 8. Operating Leases in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In the three months ended March 31, 2026, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described above with respect to the Revolving Credit Facility.
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
There have been no material changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K filed for the year ended December 31, 2025.
Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements
We describe the recently issued accounting pronouncements and recently adopted accounting pronouncements that apply to us in Note 2. Basis of Presentation and Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For financial market risks relating to changes in interest rates and foreign currency exchange rates, reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A. of our Annual Report on Form 10-K filed for the year ended December 31, 2025 and to the notes to the consolidated financial statements included therein. As of the date of this report, there were no material changes to our financial market risks from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2025.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.     Legal Proceedings
See “Legal Proceedings” in Note 9.    Commitments and Contingencies for information regarding legal proceedings.
Item 1A. Risk Factors
The risks and uncertainties discussed below update, supersede and replace the risks and uncertainties previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 3, 2026. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in such prior Annual Report on Form 10-K.
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the notes thereto included in Part I, Item 1. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to Our Business and Strategy
We have incurred significant losses since our inception, and we may continue to incur losses, which could adversely affect the market price of our common stock and our ability to raise additional capital.
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse®. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net loss of $10.7 million for the three months ended March 31, 2026, and we recorded a net losses of $51.6 million and $50.4 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $671.7 million as of March 31, 2026. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products and maintain cost controls. While we strive to achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
Our products face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Both Jeuveau® and Evolysse® compete within the medical aesthetics market. The medical aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Our products face, and we anticipate that our future products will face, significant competition from other facial aesthetic products, such as other injectable toxins and dermal fillers. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including AbbVie, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Within the dermal filler market we will also face large, experienced competitors such as AbbVie and Galderma S.A. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the medical aesthetic market and long-standing customer loyalty programs and sales contracts with large customers which creates established business and financial relationships with customers, aesthetic societies and universities.
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
Jeuveau® or the Evolysse® collection of injectable HA gels may fail to gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau®, Evolysse® and any future product candidates, including a proposed higher strength dose of Jeuveau® and the Evolysse® collection of injectable HA gels, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue and in the case of Evolysse® Form and Smooth, the treatment of wrinkles and folds, such as nasolabial folds. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
The degree and rate of practitioner adoption of Jeuveau®, Evolysse®, and any future product candidates depend on a number of factors, including the cost, profitability to our customers, consumer demand, characteristics and effectiveness of the product. Our success will also depend our ability to create compelling marketing programs, training of our customers and ability to overcome any biases aesthetic practitioners or consumers may have toward the use, safety and efficacy of existing products over our products. Moreover, our competitors may utilize negative selling efforts or offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than our current approved product offerings allow.
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
If Jeuveau®, Evolysse®, or any future product candidates fail to achieve the broad degree of aesthetic practitioner adoption necessary for commercial success or the requisite consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.
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
Changes in trade policies, including increased or proposed tariffs in the United States or retaliatory tariffs in response to such have caused an increase in our cost of goods related to our products. For example, we source our Evolysse® products, which are classified as medical devices, from France, and our Jeuveau® product, which is classified as a pharmaceutical product, from South Korea, and since 2025 they have been subject to implemented and further threatened tariffs.
For example, on April 2, 2026, the U.S. government issued a proclamation under Section 232 of the Trade Expansion Act of 1962 authorizing the imposition of significant tariffs on certain imports of patented pharmaceuticals and related ingredients, including tariffs of up to 100% (currently 15% with respect to South Korea), subject to various conditions, exceptions and potential reductions. These tariffs are expected to be implemented beginning in September 2026 and may apply to products such as Jeuveau®, although the scope, timing and applicability of such tariffs remain uncertain and subject to change based on factors including product classification, country of origin, and potential agreements or exemptions.
In addition, the U.S. Department of Commerce initiated a separate investigation under Section 232 of the Trade Expansion Act of 1962 to evaluate the national security impact of imports of medical supplies, including personal protective equipment, medical consumables and medical equipment and devices. This investigation covers a broad range of products, including diagnostic, therapeutic and imaging devices, and is assessing U.S. reliance on foreign supply chains and the potential for supply disruptions or foreign control over critical medical products. Although no trade measures have been implemented to date, the investigation may result in tariffs, quotas or other import restrictions, and the scope, timing and applicability of any such measures remain uncertain.
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
We are reliant on Symatese to achieve and maintain regulatory approval for the Evolysse® product line in the United States. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse® products would negatively affect our ability to sell these products.
The FDA process for medical devices such as Evolysse® are complex, time-consuming and subject to numerous inherent risks. Before future products within the Evolysse® collection can be marketed in the United States, Symatese must obtain regulatory approval for the injectable HA gels. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
We are substantially dependent on our relationship with Symatese for the regulatory approval process of the Evolysse® injectable HA gel product candidates. While we have agreed to share certain costs associated with the regulatory approval process to provide our experience to Symatese, Symatese is ultimately responsible for obtaining regulatory approval of the Evolysse® product line. If Symatese encounters difficulties or delays in obtaining regulatory approvals for these products, including Evolysse® Sculpt or Evolysse® Lips, our ability to commercialize and generate revenue from these products could be materially and adversely affected. As a result, our reliance on Symatese for the regulatory approval process exposes us to risks associated with Symatese’s ability to successfully navigate the complex regulatory landscape. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition, and results of operations.
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
We have utilized substantial amounts of cash since our inception in order to conduct clinical development to support regulatory approval and launch our products in multiple markets. We expect that we will continue to expend substantial resources for the foreseeable future in order to continue to market and sell our products and for the continued clinical development of Evolysse® products and any additional product candidates we may choose to pursue. While we believe that we currently have adequate capital resources, which consist of cash and cash equivalents and cash generated from operations, to operate our business until our business generates profits and positive cash flow, this belief is based upon certain financial assumptions including net revenue, gross margin, working capital and expense assumptions. If these assumptions are incorrect, or if we experience other risks or uncertainties set forth in this Quarterly Report on Form 10-Q, we may require additional capital to operate our business.
We expect to expend resources furthering the development and continuation of our marketing programs and commercialization infrastructure in connection with commercializing our products within and outside of the United States. We have also agreed to reimburse Symatese for certain clinical trial expenses related to the Evolysse® Lip and Eye products in the United States and for certain regulatory filing fees in Europe. In the long term, our expenditures will include costs associated with the commercialization of our products, research and development, approval and commercialization of products and any of our future product candidates, including continued development of the Evolysse® collection of injectable HA gels, such as research and development, conducting preclinical studies and clinical trials and manufacturing and supplying as well as marketing and selling the products approved for sale and any products approved for sale in the future. Because the commercialization expenditures needed to meet our sales objectives are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully market and sell our products. We may in the future, also, acquire other companies or products which may be costly and which may require additional capital to operate. In addition, other unanticipated costs may arise. Accordingly, our actual cash needs may exceed our expectations.
If we were to raise additional capital through marketing and distribution arrangements, or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of our existing stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material. Additionally, if we raise additional capital through debt financing, we will have increased fixed or variable payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to market and sell Jeuveau®, Evolysse® or any future product candidates or operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets.
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
Each of our approved products have specific approved indications for use. The terms of the approvals for each of our products restrict our ability to market or advertise those products for other indications, which could limit aesthetic practitioner and consumer adoption. Under the Federal Food Drug and Cosmetic Act, we may generally only market products for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin and dermal filler products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, AbbVie, has obtained and plans to obtain additional indications for its neurotoxin and dermal filler products within medical aesthetics and, therefore, is able to market its product across a greater number of indications than Jeuveau® and Evolysse®. If we are unable to obtain approval for indications in addition to our approved indications, our marketing efforts for Jeuveau® and Evolysse® will be severely limited. As a result, we may not generate aesthetic practitioner and consumer demand or approval our products.
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
Despite the implementation of security measures, our internal computer systems, including our information systems, and those of third parties on which we rely, are vulnerable to disruption or damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cybersecurity incidents, insider threats, persons who access our information systems in an unauthorized manner, or inadvertent misconfiguration of our systems. The risk of a security incident or system disruption, particularly through cybersecurity incidents, including by computer hackers, foreign governments and cybercriminals, has generally increased as the number, intensity and sophistication of attempted attacks, including through the use of emerging technologies, such as artificial intelligence, and intrusions from around the world have increased. While none of the cybersecurity incidents that we have experienced to date have had a material adverse impact on our business, financial condition or operations, future interruptions in our operations caused by such an event could result in a material disruption of our current or future product development programs. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, government fines or penalties and other harm to our business and our competitive position. Interruptions in our operations caused by such an event could also result in a material disruption in our relationship with our customers. For example, if our Evolus Practice App were rendered inoperable, we would have to process orders by telephone or otherwise which may result in slower processing times and harm to our reputation. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cybersecurity incidents and other related security incidents.
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
Because we use digital tools to support customer onboarding, ordering, invoicing, customer engagement, marketing and data analysis, errors or misuse of artificial intelligence or automated tools in these areas could affect customer relationships, order processing, promotional activities, regulatory compliance or the security of confidential customer and business information. Any such issues, whether arising from our systems or those of third parties, could impair the reliability or functionality of systems that support key business activities, lead to flawed or biased business decisions, result in data breaches or loss of intellectual property, and expose us to litigation, regulatory investigations, fines, penalties and reputational harm, any of which could materially adversely affect our business, financial condition and results of operations.
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
As part of our normal operations, we collect, process, transmit and, where appropriate, retain certain sensitive and confidential employee and customer information, including credit card information. As a result, we are subject to various international, federal and state privacy and security laws, including the General Data Protection Regulation, or GDPR, HIPAA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of personally identifiable information (“PII”). For example, the California Consumer Privacy Act, among other things, has created individual privacy rights and imposes increased obligations on companies handling PII. We also rely on third parties to host or otherwise process some of the data we collect, process and store. In some instances, these third parties have experienced failures to protect data privacy. If we or these third parties experience a security incident that affects our information systems or results in the unauthorized access to financial information, PII, customer information or data, including credit card transaction data or other sensitive information, our reputation could be materially damaged. Our failure, or the failure of third parties, to protect PII or other sensitive information or our failure to comply with such data privacy and security laws, could expose us to litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
Jeuveau® or any other product candidate for which we seek approval as a biologic may face competition sooner than anticipated.
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or the BPCI Act, as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar or interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until twelve years after the original branded product was approved under a Biologics License Application (“BLA”). The FDA has licensed multiple biosimilar products under the BPCI Act.
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
The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about regulated products, such as Jeuveau® and Evolysse®. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or other similar regulatory authorities as reflected in the product’s approved labeling. Customers could use our products on their patients in a manner that is inconsistent with the approved label, potentially including for the treatment of other aesthetic or therapeutic indications. Additionally, we maintain relationships with social media and celebrity influencers as part of our marketing strategy. Our use of social media and influencers for promotion and marketing of our products may increase the risk that such materials could contain problematic product or marketing claims in violation of applicable FDA regulations. For example, in recent years, the FDA has issued multiple untitled letters related to false or misleading promotion by influencers and/or using social media. Although we contract with and monitor our influencers’ posts on social media, they may fail to comply with our content-related requirements.
If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the European Medicines Agency, (“EMA”) and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to the FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
Customers may also misuse Jeuveau®, Evolysse®, or any future product we offer or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If Jeuveau®, Evolysse®, or any future product we offer are misused or used with improper techniques or are determined to cause or contribute to consumer harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of Jeuveau®, Evolysse®, or any future product we offer for indications other than those cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among customers and consumers. Any of these events could harm our business and results of operations and cause our stock price to decline.
Our products may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling, result in post-approval regulatory action or in product liability lawsuits.
Unforeseen side effects from Jeuveau®, Evolysse®, or any product we may offer in the future could arise either during clinical development or after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or similar regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA, the EMA or similar regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug or device-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.
Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by Jeuveau®, Evolysse®, or any of our future product candidates, after obtaining regulatory approval in the United States or other jurisdictions, a number of potentially negative consequences could result, including regulatory authorities withdrawing approval or limiting the marketing of our products, requiring a recall of the product, requiring additional warnings on our product labeling or medication guides or instituting Risk Evaluation and Mitigation Strategies, (“REMS”). In order to mitigate these risks, regulatory authorities may require additional costly clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As a result of any of these actions our sales of the product may decrease significantly, we may be required to expend material amounts to comply with any requirements of the regulatory authorities, we could be sued in a product liability lawsuit and held liable for harm caused to patients, and our brand and reputation may suffer.
We face an inherent risk of product liability as a result of the commercialization of Jeuveau®, Evolysse®, and any of our future product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources and result in decreased demand for Jeuveau®, Evolysse® or any future product candidates or products we may develop, termination of clinical trial sites or entire trial programs, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants or cancellation of clinical trials and significant costs and diversion management’s time to defend the related litigation.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of Jeuveau®, Evolysse®, or any future products that we develop. We currently carry product liability insurance covering our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.
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
Although most of our effort is focused on the commercialization of Jeuveau® and Evolysse®, a key element of our long-term strategy is to in-license, acquire, develop, market and commercialize a portfolio of products to serve the cash-pay aesthetic market. Our competitors are currently able to bundle multiple aesthetic products to provide a more comprehensive offering than we can. Because our internal research and development capabilities are limited, we may be dependent upon pharmaceutical and other companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify and select promising aesthetic product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly David Moatazedi, our President, Chief Executive Officer and member of our Board of Directors, Tatjana Mitchell, our Chief Financial Officer, and Rui Avelar, our Chief Medical Officer and Head of Research and Development, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of Jeuveau®, Evolysse® or any future products we develop.
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
Our strategy is to focus exclusively on the cash-pay healthcare market. This focus may limit our ability to increase sales or achieve profitability. For example, to maintain our business model, we have chosen not to offer products or services available in the broader healthcare market that are reimbursed by third-party payors such as Medicare, Medicaid or commercial insurance. This eliminates our ability to offer a substantial number of products and indications for Jeuveau® and Evolysse®.
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
Jeuveau® is the only U.S. neurotoxin without a therapeutic indication, although other companies may seek to develop a similar product in the future. We believe pursuing an aesthetic-only non-reimbursed product strategy allows for meaningful strategic advantages in the United States, including pricing and marketing flexibility. However, customers may choose to not pass any cost benefits received by them due to such pricing flexibility to their patients. In addition, companies offering aesthetic products competitive to Jeuveau® or Evolysse®, whether they pursue an aesthetic-only non-reimbursed product strategy or not, may nonetheless try to compete with Jeuveau® or Evolysse® on price both directly through rebates, promotional programs and coupons and indirectly through attractive product bundling and customer loyalty programs. Our business, financial results and future prospects will be materially harmed if we cannot generate sufficient consumer demand for Jeuveau® or Evolysse®.
We may need to increase the size of our organization, including our sales and marketing capabilities, in order to further market and sell our products and we may experience difficulties in managing this growth.

As of March 31, 2026, we had 350 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
We may license or selectively pursue strategic collaborations for the development, validation and commercialization of Jeuveau®, Evolysse®, and any future product candidates. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.
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
We have incurred substantial losses during our history and we may never achieve profitability. We have generated taxable losses and unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or (“NOLs”), and other pre-change tax attributes, such as research tax credits, and Section 163(j) interest expense carryforwards, to offset its post-change income may be limited. As of December 31, 2025, we had $330.5 million of federal NOLs, $59.3 million of foreign NOLs, and $257.8 million of state NOLs available to offset our future taxable income, if any. Additionally, we had federal and California research and development credit carryforwards of $1.6 million and $0.6 million, respectively, as well as $51.2 million in federal Section 163(j) interest expense carryforwards as of December 31, 2025. These tax attributes, such as NOLs, and research and development tax credit carryforwards are set to expire at various dates beginning in 2034. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, which could restrict our ability to utilize our pre-change NOLs, research and development credit, and Section 163(j) interest expense carryforwards for offsetting U.S. federal taxable income, potentially leading to increased future tax liability. In addition, there may be periods during which the use of tax attributes is suspended or otherwise limited, which could accelerate or permanently increase taxes owed.
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.
The New Pharmakon Term Loans and the Revolving Credit Facility have, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness (even though the amount borrowed remains the same) and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes and materially and adversely affect our profitability, cash flows and results of operations.
Risks Related to Our Relationship with Our Licensors
We rely on the Daewoong Agreement, the Symatese U.S. Agreement and the Symatese Europe Agreement and any termination or loss of significant rights, including exclusivity, under these agreements would materially and adversely affect our business.
Our ability to exclusively commercialize Jeuveau® and Evolysse® are completely dependent on the Daewoong Agreement and the Symatese U.S. Agreement and Symatese Europe Agreement, respectively. Under each agreement we have numerous obligations, including minimum product purchases, milestone payments and commercialization and development obligations. If we breach any material obligation, our partners may terminate or decrease our rights under the agreements. If we were to lose rights under the Daewoong Agreement, or either of the Symatese agreements, we would experience an immediate reduction in our revenues and future business opportunities. We believe it would be difficult to find an alternative supplier of these products. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with either of our partners the demand for our products could be materially and adversely affected.
We currently rely solely on Daewoong to manufacture Jeuveau® and on Symatese to manufacture Evolysse® and as such, any production or other problems with either licensor could adversely affect us.
We depend solely upon Daewoong for the manufacturing of Jeuveau® and on Symatese to manufacture Evolysse®. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Suppliers of any new product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
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
Additionally, we are dependent on our licensors for day-to-day compliance with cGMP for production of our products. Facilities used by our licensors to produce the drug substance, devices and materials or finished products for commercial sale must pass inspection and be approved by the FDA and other relevant regulatory authorities. If the safety of our products is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize our product and we may be held liable for injuries sustained as a result. In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product into the United States or other countries as a result of, among other things, regulatory agency approval requirements, taxes, tariffs, local import requirements such as import duties or inspections, incomplete or inaccurate import documentation or defective packaging. Because we rely on Daewoong as the sole manufacturer of Jeuveau® and Symatese as the sole manufacturer of Evolysse®, supply disruptions, quality issues or regulatory failures at either licensor could materially impair our ability to sell our products. Any of these factors could adversely impact our ability to effectively market and sell our products.

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
We purchase our products from our licensors, Daewoong and Symatese. Pursuant to our agreements with our licensors, we are obligated to submit forecasts of anticipated product orders and may, from time to time, submit purchase orders on the basis of these forecasting requirements. For a variety of reasons we may not be able to accurately predict future demand. In addition, we expect our licensors to manufacture our products for other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and our licensors may be unable to meet our increased demand. In addition, our products have fixed future expiration dates. If we overestimate demand for our products, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. These risks may be heightened during new product launches, periods of changing customer demand, or periods in which we adjust purchasing or import timing in response to tariffs or other trade restrictions. If we underestimate requirements for our products, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
Risks Related to Intellectual Property
Third-party claims of intellectual property infringement may prevent or delay our commercialization efforts and interrupt our supply of products.
Our commercial success depends in part on our avoiding infringement of the proprietary rights of third parties. Competitors in the field of dermatology, medical aesthetic and neurotoxins have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with neurotoxin-based products for the indication we are currently marketing. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter-party reexamination proceedings before the U.S. Patent and Trademark Office, (“USPTO”). Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing Jeuveau®. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation of proprietary technology or other information in the development, manufacture and commercialization of our products or any of our future product candidates. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of our products and any of our future product candidates or by any of our current or future licensors for operational upkeep and manufacturing of our products. For example, prior to entering into the Medytox Settlement Agreements, we were a defendant in a lawsuit brought by Medytox in the Superior Court of the State of California, (the “Medytox Litigation”), and a respondent in an action filed by Allergan, Inc. and Medytox in the ITC Action, each alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, (the “BTX strain”), that Daewoong misappropriated certain trade secrets of Medytox, including the process used to manufacture Jeuveau® (which Medytox claims is similar to its biopharmaceutical drug, Meditoxin) using the BTX strain, and that Daewoong thereby interfered with Medytox’s plan to license Meditoxin to us, or the Medytox Litigation. Both the Medytox Litigation and ITC Action diverted the attention of our senior management and were costly, in terms of legal costs and the ultimate payments and royalties to be paid under the Medytox Settlement Agreements.
Additionally, we are aware that multiple entrants into the injectable HA gel market have faced litigation related to allegations of intellectual property infringement and have either expended large amounts of money to defend these claims, attempted to invalidate a third-party’s intellectual property as a defense, or have entered into settlement and license agreements in order to commercialize their injectable HA gel products. As the importer of record and commercial distributor of Evolysse®, we may be required to defend these cases, which may result in increased legal and royalty costs.

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
A third party may hold intellectual property, including patent rights that are important or necessary to the development of Evolysse® or our future product candidates including certain formulations and methods of production of these products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.
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
Jeuveau® and Evolysse® and any other regulated products we may offer in the future are subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities.
Any regulatory approvals that we or our collaborators receive for any future product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products and any other future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and compliance with good clinical practice requirements, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with Jeuveau®, Evolysse® or any future product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things: restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; fines, warning letters or holds on clinical trials; refusal by the FDA, the EMA or other similar regulatory authorities to approve pending applications or supplements to approved applications filed by us or our strategic collaborators or suspension or revocation of product license approvals; product seizure or detention or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.
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
Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies applicable to our current or future operations, including those issued by the FDA and Centers for Medicare & Medicaid Services (“CMS”). Further, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rulemaking process. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
The trading price of our common stock has been volatile, and purchasers of our common stock could incur substantial losses.
Our stock price is volatile. For example, the closing price of our common stock during the three months ended March 31, 2026 has ranged from a low of $3.94 to a high of $6.72. The stock market in general and the market for pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:
•actual or anticipated variations in our financial results, including our revenue, gross margin, operating expenses, profitability or cash flows;
•changes in financial estimates or guidance, or our ability to meet financial estimates or guidance;
•market perception of Jeuveau®, Evolysse® and any future products, including customer adoption, consumer demand, competitive positioning, pricing, procedure volumes and product demand;
•adverse developments involving Daewoong, Symatese, the Daewoong Agreement, the Symatese U.S. Agreement, the Symatese Europe Agreement or the Medytox Settlement Agreements;
•adverse developments in the regulatory approval process for Evolysse® or any future products;
•tariffs, trade restrictions, macroeconomic conditions, geopolitical conflicts, changes in consumer sentiment or other factors affecting discretionary spending or our cost of goods;
•announcements by us or our competitors regarding new products, product approvals, clinical results, acquisitions, licenses, strategic partnerships or other significant transactions;
•unanticipated safety concerns, product liability claims, intellectual property disputes, regulatory actions or litigation involving us, our products, our licensors, our competitors or our industry;
•changes in our capital structure, such as future issuances of securities and the incurrence of additional debt;
•securities analyst reports, changes in analyst recommendations, rumors, market speculation, short selling or negative commentary regarding us or our industry;
•additions or departures of key personnel;
•broad market, industry and economic conditions, including volatility affecting pharmaceutical, biotechnology, medical aesthetics or growth companies; and
•other factors described in this “Risk Factors” section.
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
Sales by us of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could significantly reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We also have an effective shelf registration statement on Form S-3 that may permit us to offer and sell shares of common stock or other securities from time to time, subject to market conditions, our capital needs and applicable securities law requirements.

We have filed a registration statement with the SEC covering shares of our common stock available for future issuance under our 2017 Omnibus Incentive Plan, 2023 Inducement Incentive Plan and 2024 Employee Stock Purchase Plan, and may file future registration statements covering shares of our common stock for future issuance under any future plans. Upon effectiveness of such registration statements, any shares subsequently issued under such plans will be eligible for sale in the public market, except to the extent that they are restricted by the contractual arrangements discussed above and subject to compliance with Rule 144 in the case of our affiliates. Sales of a large number of the shares in the public market, or a perception that such sales could occur, could significantly reduce the market price of our common stock.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change-of-control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Nasdaq Marketplace Rules and other applicable securities rules and regulations. Complying with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to assist us in complying with these requirements, which could increase our costs and expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure may also increase our compliance costs and require management attention. If we fail to comply with applicable securities laws, corporate governance requirements or public disclosure obligations, we could be subject to legal or regulatory proceedings, and our business, reputation, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.      Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1†*	Loan and Security Agreement, dated March 3, 2026, by and among the Company, Eclipse Business Capital, LLC, as agent, and the lenders thereto	8-K	001-38381	10.1	3/3/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

†	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.
*	Certain Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	May 4, 2026	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2026	By:	/s/ Tatjana Mitchell
Tatjana Mitchell
Chief Financial Officer
(Principal Financial Officer)