Form 10-Q
period 2026-06-30
Evolus, Inc.
filed 2026-08-05
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of July 31, 2026, 66,050,440 shares of the registrant’s common stock, par value $0.00001, were outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding future events, our business, financial condition, results of operations and prospects, economic conditions, our sources of liquidity, our plans and expectations regarding regulatory approvals, and commercial launch of our products, the addressable market of our products, our industry and the regulatory environment in which we operate. Any statements contained herein that are not statements of historical or current facts are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, or other comparable terms intended to identify statements about the future. These statements include, among other things, statements relating to our expectations regarding our business, operations and market conditions, including our expectations regarding the market size and opportunity of our products. The forward-looking statements included herein are based on our current expectations, assumptions, estimates and projections, which we believe to be reasonable, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control, include, but are not limited to, those made below under “Summary of Risk Factors” and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
•Our products face, and any of our future product candidates will face, significant competition and our failure to effectively compete may prevent us from maintaining our market share or achieving further expansion.
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
•We are reliant on Symatese S.A.S. (“Symatese”) to achieve and maintain regulatory approval for the Evolysse® product line. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse® products would negatively affect our ability to sell these products.
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

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (unaudited)
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data; Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$45,170	$53,826
Accounts receivable, net	62,383	54,697
Inventories	40,896	26,963
Prepaid expenses	4,452	3,757
Other current assets	14,643	3,674
Total current assets	167,544	142,917
Property and equipment, net	5,046	5,371
Operating lease right-of-use assets	6,436	7,133
Intangible assets, net	45,693	48,040
Goodwill	21,208	21,208
Other assets	2,097	1,199
Total assets	$248,024	$225,868
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$44,480	$23,360
Accrued expenses	37,724	35,591
Current portion of operating lease liabilities	2,573	2,529
Current portion of contingent royalty obligation payable to Evolus Founders	12,629	12,523
Current portion of contingent milestone payment	1,325	1,302
Total current liabilities	98,731	75,305
Long-term portion of operating lease liabilities	5,487	6,371
Long-term portion of contingent royalty obligation payable to Evolus Founders	16,406	19,659
Long-term debt	156,744	146,096
Long-term portion of contingent milestone payment	1,544	1,515
Deferred tax liability	15	28
Total liabilities	$278,927	$248,974
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 66,013,698 and 65,008,183 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	649,391	638,089
Accumulated other comprehensive loss	(529)	(156)
Accumulated deficit	(679,766)	(661,040)
Total stockholders’ equity (deficit)	(30,903)	(23,106)
Total liabilities and stockholders’ equity (deficit)	$248,024	$225,868
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$83,350	$68,699	$156,097	$136,773
Service revenue	734	688	1,124	1,136
Total net revenues	84,084	69,387	157,221	137,909
Cost of goods sold	26,904	24,067	51,144	45,934
Gross profit	57,180	45,320	106,077	91,975
Operating expenses:
Selling, general and administrative	57,052	56,675	109,033	113,315
Research and development	1,892	1,837	4,132	4,049
Revaluation of contingent royalty obligation payable to Evolus Founders	1,250	(3,914)	1,236	(1,763)
Depreciation and amortization	1,529	932	3,067	1,756
Total operating expenses	61,723	55,530	117,468	117,357
Loss from operations	(4,543)	(10,210)	(11,391)	(25,382)
Other income (expense):
Interest income	296	479	581	1,189
Interest expense	(4,172)	(7,207)	(8,147)	(11,622)
Other income (expense), net	213	(151)	333	(94)
Loss before income taxes	(8,206)	(17,089)	(18,624)	(35,909)
Income tax benefit (expense)	154	(53)	(102)	(125)
Net loss	$(8,052)	$(17,142)	$(18,726)	$(36,034)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(251)	240	(373)	306
Comprehensive loss	$(8,303)	$(16,902)	$(19,099)	$(35,728)
Net loss per share, basic and diluted	$(0.12)	$(0.27)	$(0.29)	$(0.56)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	65,929,112	64,539,291	65,559,929	64,120,287
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
Issuance of common stock in connection with the incentive equity plan	951,272	—	734	—	—	734
Stock-based compensation	—	—	5,966	—	—	5,966
Net loss	—	—	—	—	(18,892)	(18,892)
Other comprehensive income	—	—	—	66	—	66
Balance at March 31, 2025	64,448,820	$1	$622,525	$(839)	$(628,291)	$(6,604)
Issuance of common stock in connection with the incentive equity plan	190,158	—	331	—	—	331
Stock-based compensation	—	—	4,523	—	—	4,523
Net loss	—	—	—	—	(17,142)	(17,142)
Other comprehensive income	—	—	—	240	—	240
Balance at June 30, 2025	64,638,978	$1	$627,379	$(599)	$(645,433)	$(18,652)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	65,008,183	$1	$638,089	$(156)	$(661,040)	$(23,106)
Issuance of common stock in connection with the incentive equity plan	831,620	—	—	—	—	—
Stock-based compensation	—	—	5,121	—	—	5,121
Net loss	—	—	—	—	(10,674)	(10,674)
Other comprehensive loss	—	—	—	(122)	—	(122)
Balance at March 31, 2026	65,839,803	$1	$643,210	$(278)	$(671,714)	$(28,781)
Issuance of common stock in connection with the incentive equity plan	173,895	—	544	—	—	544
Stock-based compensation	—	—	5,637	—	—	5,637
Net loss	—	—	—	—	(8,052)	(8,052)
Other comprehensive loss	—	—	—	(251)	—	(251)
Balance at June 30, 2026	66,013,698	$1	$649,391	$(529)	$(679,766)	$(30,903)
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(18,726)	$(36,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,682	3,301
Stock-based compensation	10,738	10,416
Provision for credit losses and inventory	936	1,754
Amortization of operating lease right-of-use assets	697	572
Amortization of debt discount and issuance costs	765	610
Deferred income taxes	(589)	15
Revaluation of contingent royalty obligation payable to Evolus Founders	1,236	(1,763)
Other adjustments to operating activities	304	480
Changes in operating assets and liabilities:
Inventories	5,048	(4,291)
Accounts receivable	(8,787)	(1,781)
Prepaid expenses	(708)	(1,443)
Accounts payable	(4,980)	3,945
Accrued expenses	2,497	(12,835)
Operating lease liabilities	(840)	(256)
Other operating assets	(5,812)	(3,113)
Net cash used in operating activities	(13,539)	(40,423)
Cash flows from investing activities
Purchases of property and equipment	(465)	(1,007)
Additions to capitalized software	(1,726)	(3,121)
Net cash used in investing activities	(2,191)	(4,128)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(2,442)	(4,416)
Proceeds from issuance and modification of debt instruments	10,000	25,000
Payments for debt issuance costs	(609)	(2,610)
Issuance of common stock in connection with incentive equity plan	313	1,065
Payment of finance lease obligations	(8)	(7)
Net cash provided by financing activities	7,254	19,032
Effect of exchange rates on cash and cash equivalents	(180)	305
Net decrease in cash and cash equivalents	(8,656)	(25,214)
Cash and cash equivalents, beginning of period	53,826	86,952
Cash and cash equivalents, end of period	$45,170	$61,738
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands; Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$3,546	$7,786
Cash paid for income taxes	230	317
Non-cash investing and financing information
Capital expenditures included in accounts payable and accrued expenses	499	375
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Note 1.    Description of Business
Description of Business
Evolus, Inc., (“Evolus” or the “Company”) is a global performance beauty company focused on delivering products in the cash-pay aesthetic market. The Company’s portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs), a proprietary 900 kDa purified botulinum toxin type A formulation indicated for the temporary improvement in the appearance of moderate to severe glabellar lines, also known as “frown lines,” in adults and Evolysse®, a collection of injectable hyaluronic acid (“HA”) gels. Evolysse® Form and Evolysse® Smooth were launched in the United States in April 2025 and are indicated for wrinkles and folds, such as nasolabial folds, in adults. The Company anticipates two additional Evolysse® products, Evolysse® Sculpt and Evolysse® Lips, to be approved in the United States in the fourth quarter of 2026 and 2027, respectively. In May 2026, the Company launched four Evolysse® products in Europe. The Company is headquartered in Newport Beach, California.
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities. In the three and six months ended June 30, 2026, the Company recorded a loss from operations of $4,543 and $11,391, respectively, and a net loss of $8,052 and $18,726, respectively. The Company used $13,539 of cash from operations during the six months ended June 30, 2026. As of June 30, 2026, the Company had $45,170 in cash and cash equivalents and an accumulated deficit of $679,766.
The Company believes that its current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of liquidity under both the New Pharmakon Term Loans and the Revolving Credit Facility (as defined in Note 7. Long-Term Debt and below, respectively) and other existing liquidity, will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs. On March 3, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the Company, as borrower, and Eclipse Business Capital LLC as administrative agent and the lenders party thereto. Pursuant to the Loan Agreement, the lenders party provided a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) with a $30,000 commitment and an uncommitted accordion feature of up to $10,000, which is exercisable, subject to lenders party consent and other conditions, in $5,000 increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10,000 and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. See Note 7. Long-Term Debt for additional information.
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
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. The interim unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of June 30, 2026, results of operations, comprehensive income (loss), stockholders’ equity (deficit) for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. All intercompany accounts and transactions have been eliminated in consolidation. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or for any other interim period or any future year.
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
The Company is party to an agreement with Symatese, pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute Symatese’s injectable HA gel products in the United States for use in the aesthetics and dermatological field of use. In April 2025, the Company launched Evolysse® Form and Evolysse® Smooth in the United States. In addition, beginning on December 20, 2023, the Company is party to an agreement with Symatese, pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute Symatese’s injectable HA gel product line in 50 countries in Europe for use in the aesthetics and dermatological fields. In May 2026, the Company

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
launched four Evolysse® products in Europe. The Company relies on Symatese, its sole supplier, to manufacture Evolysse®. Any termination or loss of significant rights, including exclusivity, would materially and adversely affect the Company’s commercialization of Evolysse®.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
For the three and six months ended June 30, 2026, cost of goods sold consisted of inventory cost, amortization of intangible asset relating to distribution right and certain royalties on the sale of the Company’s products.
Tariff Refund Receivable
In February 2026, the Supreme Court of the United States ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. In March 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to refund tariffs collected under IEEPA, and the Company subsequently submitted its refund claim through CBP’s established claims process. The Company concluded that recovery of the previously paid IEEPA tariffs was probable and recorded a receivable of $1,949 under the cost recovery accounting guidance as of June 30, 2026. In the three and six months ended June 30, 2026, the Company recognized a reduction in cost of goods sold of $1,051 and in selling, general and administrative expense of $316, and reduced the carrying value of inventory by $582 as of June 30, 2026.
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
As consideration for the rights granted under the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the products gaining approval prior to the milestone payment dates. If regulatory approval of three of the products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of June 30, 2026, regulatory approval of three of the products has not been achieved, and no annual milestone payments have been made. The Company, under the Symatese U.S. Agreement, is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company agreed to a specified cost-sharing agreement with Symatese related to the registration of the Lips and Eye products with the U.S. Food and Drug Administration (“FDA”).
The initial term of the Symatese U.S. Agreement is fifteen (15) years from the first FDA approval of a product, with automatic renewals for successive five (5)-year terms subject to the terms of the Symatese U.S. Agreement.
Symatese Europe Agreement
On December 20, 2023, the Company entered into a License, Supply and Distribution Agreement (the “Symatese Europe Agreement”), pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute Symatese’s injectable HA gel products in 50 countries in Europe for use in the aesthetics and dermatological fields. The initial agreement is for a term of fifteen (15) years, with automatic yearly renewal provisions.
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Operating lease ROU assets and lease liabilities are initially recognized based on the net present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any initial direct costs and lease payments made at or before lease commencement less any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. The Company accounts for lease and non-lease components together as a single lease component for all classes of underlying assets. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term. There were no significant finance leases as of June 30, 2026.
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
Payment obligations to the Evolus Founders consist of quarterly royalty payments of a low single-digit percentage of net sales of Jeuveau®. The obligations terminate in the second quarter of 2029, which is the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. Under the Amended Stock Purchase Agreement, the Company recorded the fair value of all revised payment obligations owed to the Evolus Founders.
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
•Volume-Based Rebates — Volume-based rebates are offered to customers. The rebates payable to each customer are determined based on the contract and quarterly purchase volumes.
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
•Co-Branded Marketing Programs — The Company offers eligible customers, with certain levels of purchases, advertising co-branded with the Company. The co-branded advertising represents a performance obligation. When the products are sold to customers, the invoice price is allocated between the product sold and the advertisement. The standalone selling price of the advertisement is measured based on the estimated market value of similar advertisement adjusted for the customer’s portion of the advertisement. The portion of invoice price allocated to the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
advertisement is initially recorded as deferred revenue. Subsequently, when the advertisement airs, the deferred revenue is recognized in net revenues at that time.
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of June 30, 2026 and December 31, 2025, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any material contract assets or unbilled receivables as of June 30, 2026 and December 31, 2025. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities represent estimated amounts that the Company is obligated to pay to customers, primarily consist of customer rebates and deferred revenue arising from the consumer loyalty program and co-branded marketing programs. These contract liabilities are included in accrued expenses in the accompanying condensed consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $11,586 and $11,548, respectively. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2026, provisions for rebates, consumer loyalty program, and co-branded marketing programs were $12,837 and $21,879, respectively, which were offset by related payments, redemptions and adjustments of $9,870 and $21,842, respectively. For the three and six months ended June 30, 2025, provisions for rebates, consumer loyalty program, and co-branded marketing programs were $10,157 and $20,318, respectively, which were offset by related payments, redemptions and adjustments of $8,726 and $26,046, respectively. The provisions for rebates, consumer loyalty program and co-branded marketing programs were recorded as adjustments to gross revenues in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025.
In the six months ended June 30, 2026 and 2025, the Company recognized revenue of $9,942 and $13,833, respectively, related to amounts included in contract liabilities at the beginning of each period. The Company did not recognize any revenue related to changes in transaction prices for contracts with customers from previous periods.
Collectability
Accounts receivables are recorded at the net estimated realizable value and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and estimated future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information from internal and external sources relating to past events, current conditions, and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and is adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of June 30, 2026 and December 31, 2025, allowance for credit losses was $4,915 and $5,289, respectively. For the three and six months ended June 30, 2026, provision for bad debts was $652 and $914, respectively, and write-offs, net of recoveries, were $615 and $1,288, respectively. For the three and six months ended June 30, 2025, provision for bad debts was $703 and $1,754, respectively, and write-offs, net of recoveries, were $54 and $936, respectively.
Practical Expedients
The Company expenses sales commissions as incurred because the amortization period is one year or less. These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not adjust the promised consideration for the effects of the time value of money for contracts in which the anticipated period between the transfer of goods or services to the customer and customer

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
payment is one year or less. The Company has elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less. Remaining performance obligations primarily relate to deferred revenue arising from the consumer loyalty program and co-branded marketing programs and are expected to be recognized within one year. Remaining performance obligations not subject to this practical expedient were not material as of June 30, 2026. The Company did not have material consideration that was excluded from the transaction price due to the application of the variable consideration constraint.
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
The fair value of stock options and RSUs with service conditions is amortized on a straight-line basis over the requisite service period. Stock-based compensation for RSUs with performance or market conditions is recorded over the requisite service period using the accelerated attribution method. The Company recognizes stock-based compensation for RSUs with performance conditions if it is probable that those performance conditions will be met. Stock-based compensation expense is recognized, net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and to selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss.
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax benefit of $154 and income tax expense of

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
$53 for the three months ended June 30, 2026 and 2025, respectively, and an income tax expense of $102 and $125 for the six months ended June 30, 2026 and 2025, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2026 and 2025 primarily as a result of the change in the valuation allowance offsetting deferred tax assets.
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
The Company monitors changes to the tax laws in the states where it conducts business and files corporate income tax returns. The Company does not expect changes to state tax laws through June 30, 2026 to materially affect its condensed consolidated financial statements. Given the fact that the Company has generated net operating losses since inception, the Company’s tax returns for all years since inception are open, under the statute of limitations, for audit.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares for which all necessary conditions for issuance have been satisfied. Diluted earnings per share is computed based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of equity classified stock options and non-vested RSUs is anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and six months ended June 30, 2026 and 2025 were stock options of 6,789,707 and 6,558,707, respectively, and non-vested RSUs of 6,729,856 and 2,931,829, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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

	As of June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$29,035	$—	$—	$29,035

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$32,182	$—	$—	$32,182
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 and as of December 31, 2025.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method, in which cash flows anticipated over the term of the contract are discounted to their present value using an expected discount rate. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of Jeuveau® net revenues during the payment period, which terminate at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of June 30, 2026 and December 31, 2025, the Company utilized a discount rate of 13%, reflecting the Company’s market risk premium. Net revenue projections are also updated to reflect changes in the timing of expected sales. Generally, increases (decreases) to the projected net revenues are accompanied by a directionally similar change to the estimated fair value of the contingent royalty obligation, while significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported in the condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table provides a reconciliation of the beginning and ending fair value measurement of the contingent royalty obligation payable, which used significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value, beginning of period	$30,275	$44,551	$32,182	$44,765
Payments	(2,490)	(2,051)	(4,383)	(4,416)
Change in fair value recorded in operating expenses	1,250	(3,914)	1,236	(1,763)
Fair value, end of period	$29,035	$38,586	$29,035	$38,586
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates of similar rated debt securities (Level 2). As of June 30, 2026 and December 31, 2025, the fair value of long-term debt was $155,285 and $148,828, respectively. The fair value of operating lease liabilities as of June 30, 2026 and December 31, 2025 approximated its carrying value.
Note 4.    Goodwill and Intangible Assets
The table below provides the original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(22,420)	$40,367
Capitalized software	20,298	(14,972)	5,326
Intangible assets, net	83,085	(37,392)	45,693
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of June 30, 2026	$104,293	$(37,392)	$66,901

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(20,805)	$41,982
Capitalized software	18,876	(12,818)	6,058
Intangible assets, net	81,663	(33,623)	48,040
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2025	$102,871	$(33,623)	$69,248

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2026 that are subject to amortization:

Fiscal year
Remaining in 2026	$4,045
2027	5,485
2028	3,821
2029	3,210
2030	3,210
Thereafter	25,922
$45,693
Distribution rights represent the license and associated distribution rights to Jeuveau® and Evolysse® and are amortized on a straight-line basis over their estimated useful life. No costs related to distribution rights were capitalized in the six months ended June 30, 2026 and 2025.

In the three months ended June 30, 2026 and 2025, the Company capitalized $828 and $1,483, respectively, and in the six months ended June 30, 2026 and 2025, the Company capitalized $1,422 and $3,363, respectively, relating to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. In the three months ended June 30, 2026 and 2025, the Company recorded amortization expense relating to intangible assets of $1,875 and $1,495, respectively, and in the six months ended June 30, 2026 and 2025, the Company recorded amortization expense relating to intangible assets of $3,768 and $2,770, respectively. These amounts were included in cost of goods sold and depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued revenue contract liabilities	$11,586	$11,548
Accrued payroll and related benefits	11,139	10,788
Accrued royalties	5,197	5,846
Other accrued expenses(1)	9,802	7,409
Accrued expenses	$37,724	$35,591
(1) No individual item in “Other accrued expenses” exceeds 5% of total current liabilities.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 6. Property and Equipment
Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Equipment	$836	$769
Furniture	1,244	1,030
Leasehold improvements	6,402	6,100
Computers	531	531
Marketing fixtures	1,700	1,700
Total property and equipment	10,713	10,130
Less: accumulated depreciation	(5,667)	(4,759)
Property and equipment, net	$5,046	$5,371
In the three months ended June 30, 2026 and 2025, depreciation expense was $461 and $244, respectively. In the six months ended June 30, 2026 and 2025, depreciation expense was $914 and $531, respectively.
Note 7. Long-Term Debt
Revolving Credit Facility
On March 3, 2026, the Company, as borrower, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, as administrative agent and the lenders party thereto. Pursuant to the Loan Agreement, the lenders provided a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) with a $30,000 commitment and an uncommitted accordion feature of up to $10,000, which is exercisable, subject to lenders party consent and other conditions, in $5,000 increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10,000 and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term secured overnight financing rate (“SOFR”) (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. The Revolving Credit Facility is subject to a closing fee of 1.0%, and outstanding undrawn principal of the facility is subject to an unused line fee of 0.5% per annum. The Company has the option to early terminate the Revolving Credit Facility subject to the payment of prepayment fees equal to 3.0% during the first year, 2.0% during the second year, and zero percent thereafter, subject to certain exceptions. Proceeds from the Revolving Credit Facility were or will be used to pay for transaction costs related to the Loan Agreement and for working capital and other general corporate purposes. In connection with the Revolving Credit Facility, the Company is required to pay other customary facility fees for credit facilities of a similar size and type.
Upon execution of the Loan Agreement, the Company incurred a total of $668 in lender fees and qualifying debt issuance costs, which has been deferred as an asset and amortized into interest expense on a straight-line basis over the term of the Revolving Credit Facility.
Obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, cash and intellectual property, subject to customary exceptions and are guaranteed by the Company and its subsidiaries. The Loan Agreement contains customary affirmative and negative covenants and events of default, including limitations on capital expenditures, indebtedness, liens, investments, asset dispositions, dividends and other restricted payments, as well as a minimum excess availability covenant and a change of control provision. As of June 30, 2026, the Company was in compliance with its debt covenants under the Loan Agreement. Principal outstanding under the Revolving Credit Facility was classified as long-term in the accompanying condensed consolidated balance sheets as of June 30, 2026.

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
The New Pharmakon Term Loans are secured by substantially all of the Company’s assets. The New Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, those that limit or restrict the Company’s ability to incur certain additional indebtedness, consummate certain change in control transactions, or incur any non-permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The New Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of June 30, 2026, the Company was in compliance with its debt covenants under the A&R Loan Agreement. The borrowings outstanding under the New Pharmakon Term Loans were classified as long-term in the accompanying condensed consolidated balance sheets as of June 30, 2026.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Long-term debt obligations as of June 30, 2026 consisted of the following:

	June 30, 2026
	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(3,819)	$563	$146,744
Revolving Credit Facility	10,000	—	—	10,000
Total long-term debt as of June 30, 2026	$160,000	$(3,819)	$563	$156,744
Long-term debt obligations as of December 31, 2025 consisted of the following:

	December 31, 2025
	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(4,215)	$311	$146,096
Total long-term debt as of December 31, 2025	$150,000	$(4,215)	$311	$146,096

As of June 30, 2026 and December 31, 2025, the effective interest rate on the Company’s outstanding term loans was approximately 9.85% and 10.15%, respectively, and the corresponding cash interest rate was 8.69% and 8.99%, respectively. As of June 30, 2026, the effective interest rate and cash interest rate on the Revolving Credit Facility were approximately 7.98%.
The following table presents a summary of the principal maturities of long-term debt as of June 30, 2026:

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
The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed operating lease expense	$559	$535	$1,118	$1,006
Variable operating lease expense	221	53	369	102
Total operating lease expense	$780	$588	$1,487	$1,108
Supplemental information on operating leases is as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	3.6	4.1
Weighted-average discount rate	9.9%	9.9%
Operating lease expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease ROU assets and related current and long-term operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum lease payments under operating lease agreements with non-cancelable terms as of June 30, 2026:

Fiscal year
Remainder of 2026	$1,268
2027	2,617
2028	2,709
2029	2,805
2030	234
Thereafter	—
Total minimum lease payments	$9,633
Less: imputed interest	(1,573)
Present value of operating lease liabilities	$8,060
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Total inventory payments to Daewoong were $31,319 and $21,786 in the three months ended June 30, 2026 and 2025, respectively, and $43,068 and $38,849 in the six months ended June 30, 2026 and 2025, respectively.
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
Pursuant to the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the products gaining approval prior to the milestone payment dates. If regulatory approval of three of the products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as an upfront payment upon the signing of the Symatese U.S. Agreement and has developmental costs, ongoing milestone and royalty payment obligations. As of June 30, 2026, regulatory approval of three of the products has not been achieved; as such no additional annual milestone payments have been made.

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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of June 30, 2026.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 10.     Stock-Based Compensation and Stockholders’ Equity
The following table summarizes the compensation expense related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$5,226	$4,346	$9,976	$10,095
Research and development	396	142	762	321
Total stock-based compensation expense, excluding capitalized stock-based compensation expense	$5,622	$4,488	$10,738	$10,416
Capitalized stock-based compensation expense in Intangible assets, net	15	35	20	73
Total stock-based compensation expense	$5,637	$4,523	$10,758	$10,489
As of June 30, 2026, there were $40,410 of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock options and restricted stock units are expected to be expensed over a weighted-average period of 2.7 and 2.9 years, respectively. As of June 30, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based restricted stock units and market-based restricted stock units were $5,395. Unrecognized compensation costs associated with outstanding performance-based restricted stock units and market-based restricted stock units are expected to be expensed over a weighted-average period of 2.4 years.
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2026 and December 31, 2025, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of June 30, 2026 and December 31, 2025, 66,013,698 and 65,008,183 shares of its common stock were issued and outstanding, respectively.
2024 Employee Stock Purchase Plan (“2024 ESPP”)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited numbers of the Company’s common stock at a discount during periodic offering periods, and the first offering period under the 2024 ESPP commenced on May 1, 2025. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5th of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4th of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. As of June 30, 2026, the Company had issued 106,180 shares under the 2024 ESPP.
Termination of “At-the-Market” Offering Program
On March 8, 2023, the Company entered into the ATM Sales Agreement with Leerink Partners LLC (the “Sales Agent”), pursuant to which the Company could sell shares of its common stock from time to time for an aggregate gross proceeds of up to $50,000 (the “ATM Program”). Under the ATM Sales Agreement, the Sales Agent is entitled to a commission of 3.0% of the gross proceeds from any sales of the Company’s common stock under the ATM Program. On May 1, 2026, the Company terminated the ATM Sales Agreement and the related ATM Program. No shares were sold under the ATM Sales Agreement prior to its termination.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21st of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of June 30, 2026, the Company had an aggregate of 1,066,508 shares of its common stock available for future issuance under the Plan.

2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors had reserved a total of 2,000,000 shares of common stock for issuance under the Inducement Plan. As of June 30, 2026, the Company had an aggregate of 495,824 shares of its common stock available for future issuance under the Inducement Plan.
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
Note 11. Medytox Settlement Agreements
Medytox Settlement Agreement
In February 2021, the Company settled certain litigation with Medytox, Inc. (“Medytox”) related to Jeuveau® by means of settlement and license agreements (the “Medytox Settlement Agreements”). From September 17, 2022 to September 16, 2032, the Company has paid and will pay Medytox a quarterly, mid-single digit royalty percentage on net sales of Jeuveau® sold in the United States and other Evolus territories pursuant to the Medytox Settlement Agreements.
As of June 30, 2026 and December 31, 2025, the Company accrued $4,501 and $4,985, respectively, for royalties under the Medytox Settlement Agreements.
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
The CODM regularly reviews (i) net revenues, (ii) gross profit, (iii) operating profit or loss and (iv) net income or loss and uses net income or loss as the key measure of segment profit or loss when allocating resources and assessing performance. The CODM compares net income or loss in prior periods with that of the current period, evaluates actual results against budget and forecast, identifies relevant business factors and trends, and evaluates the achievements of the Company’s established strategic goals. In April 2025, the Company launched Evolysse® Form and Evolysse® Smooth in the United States, and, in May 2026, the Company launched four Evolysse® products in Europe. As such, segment product net revenue has been recast in connection with the launch of Evolysse®. The table below presents selected financial information of the

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company’s single reportable segment regularly provided to and reviewed by the CODM and a reconciliation of segment net loss to consolidated net loss as computed under U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Jeuveau®	$74,456	$58,968	$140,477	$127,042
Evolysse®	8,894	9,731	15,620	9,731
Total product revenue, net	83,350	68,699	156,097	136,773
Service revenue	734	688	1,124	1,136
Total net revenues	84,084	69,387	157,221	137,909
Less:
Cost of goods sold	26,904	24,067	51,144	45,934
Gross profit	57,180	45,320	106,077	91,975
Less:
Research and development	1,892	1,837	4,132	4,049
Selling, general and administrative	57,052	56,675	109,033	113,315
Depreciation and amortization	1,529	932	3,067	1,756
Interest income	(296)	(479)	(581)	(1,189)
Interest expense	4,172	7,207	8,147	11,622
Income tax (benefit) expense	(154)	53	102	125
Other segment items(1)	1,037	(3,763)	903	(1,669)
Segment net loss	$(8,052)	$(17,142)	$(18,726)	$(36,034)
Reconciliation of profit and loss (Segment net loss/profit):
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(8,052)	$(17,142)	$(18,726)	$(36,034)
(1) Other segment items include revaluation of contingent royalty obligation payable to Evolus Founders and Other (income) expense, net.
Information regarding segment assets provided to the CODM is consistent with that reported in the accompanying condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, inventory and current liabilities.
Note 13. Subsequent Events
IBSA License Agreement - Profhilo®
On July 7, 2026, the Company entered into a License, Supply and Distribution Agreement (the “IBSA Agreement”) with IBSA Institut Biochimique SA (“IBSA”). Under the IBSA Agreement, IBSA granted to the Company an exclusive right and license to develop, commercialize and distribute Profhilo®, an injectable hyaluronic acid product for skin-quality applications, in the United States for use in the aesthetics and dermatological fields (the “Field”). The IBSA Agreement also provides the Company with the right to negotiate for certain additional products in the Profhilo® brand family and related line extensions in the Field within the United States.
Under the terms of the IBSA Agreement, the Company will be responsible for development activities required to obtain U.S. regulatory approval for Profhilo®, as well as commercialization activities following approval. The IBSA Agreement does not require the Company to make any upfront payment or milestone payments to IBSA. Beginning in the fourth year following the commercial launch of Profhilo® in the United States, the Company will be subject to certain minimum purchase requirements. Failure to satisfy such requirements may result in the conversion of the Company’s exclusive rights to non-exclusive rights or termination of the IBSA Agreement, subject to certain exceptions. Because the timing of regulatory

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
approval and commercial launch is uncertain, the Company cannot reasonably estimate the future financial impact of its development and commercialization activities related to Profhilo®, including any potential obligations under the minimum purchase requirements.
The initial term of the IBSA Agreement is fifteen (15) years from the date of the first U.S. Food and Drug Administration approval of Profhilo®. The IBSA Agreement may be renewed for successive five (5)-year terms, subject to the terms set forth in the IBSA Agreement.
Symatese EU Amendments
On August 3, 2026, the Company and Symatese entered into a series of agreements (collectively, the “Symatese EU Amendments”) that amended and expanded the Company’s commercialization rights under the Symatese Europe Agreement. As a result of the Symatese EU Amendments, the Company has exclusive rights to commercialize and distribute the full line of Evolysse® injectable HA gel products in each of (i) Europe, (ii) Canada and (iii) Australia and New Zealand (each, a “Sub-Territory” and collectively, the “Sub-Territories”) for use in the aesthetics and dermatological fields. Symatese is responsible, at its sole expense, for obtaining and maintaining regulatory approvals for the products in the Sub-Territories.
Under the Symatese EU Amendments, the Company is required to make aggregate upfront payments of €1,420 and may be required to make additional payments of up to €2,880 upon receipt of certain regulatory approvals and completion of certain registration processes.
The Company is subject to minimum purchase requirements under the Symatese Europe Agreement, as amended. Failure to satisfy the purchase requirements may result in a reduction or termination of the Company’s exclusive rights in the applicable Sub-Territory, subject to certain exceptions. The initial term for each Sub-Territory is 15 years from the first applicable regulatory approval in such Sub-Territory and will automatically renew for successive five-year terms, subject to the terms of the Symatese Europe Agreement.

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
Overview
We are a global performance beauty company delivering breakthrough products with a customer-centric approach in the cash-pay aesthetic market. Our current commercial product portfolio includes Jeuveau® (prabotulinumtoxinA-xvfs) and Evolysse®, a collection of injectable hyaluronic acid, or HA, gels. We currently sell Jeuveau® in the United States, Canada, certain European countries and Australia. We currently sell Evolysse® Form and Evolysse® Smooth in the United States and four Evolysse® products in Europe. We anticipate two additional Evolysse® products, Evolysse® Sculpt and Evolysse® Lips, to be approved in the United States in 2026 and 2027, respectively.
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
Recent Key Developments
On July 7, 2026, we entered into a License, Supply and Distribution Agreement, or the IBSA Agreement, with IBSA Institut Biochimique SA, or IBSA. Under the IBSA Agreement, IBSA granted us an exclusive right and license to develop, commercialize and distribute Profhilo®, an injectable hyaluronic acid product for skin-quality applications, in the United States for use in the aesthetics and dermatological fields. The IBSA Agreement does not require us to make any upfront payment or milestone payments to IBSA. We anticipate commercialization of Profhilo® in the United States in 2030, subject to regulatory approval.
On August 3, 2026, we entered into a series of agreements with Symatese that amended and expanded our commercialization rights under our agreements with Symatese. Under these agreements, we have added exclusive rights to commercialize the full line of Evolysse® injectable HA gel products in Europe, and in the new territories of Canada, Australia and New Zealand. As a result, we now hold exclusive rights to commercialize Evolysse® in every market where we have commercialized Jeuveau®. Under these agreements, we are required to make aggregate upfront payments of €1.4 million and may be required to make additional payments of up to €2.9 million upon receipt of certain regulatory approvals and completion of certain registration processes. We anticipate commercialization in these new territories in 2028, subject to applicable regulatory approvals.
Market Trends and Uncertainties
Macroeconomic conditions in the United States remain mixed and uncertain, with moderating inflation and continued economic expansion offset by muted job growth, weaker consumer confidence, and evolving tariff and trade policy developments. Geopolitical tensions, including ongoing conflicts in the Middle East, add further uncertainty through potential disruptions to global energy markets, supply chains, and transportation networks, which could contribute to energy price volatility and heightened inflationary pressures. Collectively, these conditions may reduce discretionary spending by consumers and purchasing decisions by our customers, and, if they persist or worsen, could adversely affect the demand for our products.
U.S. tariff policy remains fluid and subject to change. Tariffs applicable to our products will increase our costs and, absent mitigation, adversely affect our gross margin and operating results. However, the ultimate impact remains uncertain given the volatility and evolving scope of U.S. and foreign trade policies. During the second quarter of 2026, Evolysse®, which we import from the European Union, was subject to a temporary 10% tariff. On July 24, 2026 those tariffs expired, and were replaced by a new 10% tariff on Evolysse® under Section 301 of the Trade Act of 1974.
Separately, beginning September 29, 2026, Jeuveau®, a biologic that is manufactured in South Korea, could be subject to a 15% tariff under Section 232 of the Trade Expansion Act of 1962, depending on how the applicable rules are interpreted and applied. We have increased inventory purchases in advance of the potential Jeuveau® tariff and are evaluating other mitigation measures while we monitor additional guidance on the scope and implementation of the tariffs, including the availability and conditions of exemptions.
Following the U.S. Supreme Court’s invalidation of tariffs previously imposed under the International Emergency Economic Powers Act, or IEEPA, we submitted claims for refunds of certain tariffs previously paid. The amount and timing of any refunds remain uncertain.
As of June 30, 2026, the majority of our debt outstanding represents a long-term loan bearing variable rates of interest (see Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information). Changes in market interest rates will affect the interest expense incurred from this outstanding debt instrument, increasing or decreasing our interest expense in future periods. Additionally, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See Part I, Item 3 of this Quarterly Report on Form 10-Q for more information.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025
Revenue:
Product revenue, net	$83,350	$68,699
Service revenue	734	688
Total net revenues	84,084	69,387
Cost of goods sold	26,904	24,067
Gross profit	57,180	45,320
Gross profit margin	68.0%	65.3%
Operating expenses:
Selling, general and administrative	57,052	56,675
Research and development	1,892	1,837
Revaluation of contingent royalty obligation payable to Evolus Founders	1,250	(3,914)
Depreciation and amortization	1,529	932
Total operating expenses	61,723	55,530
Loss from operations	(4,543)	(10,210)
Other income (expense):
Interest expense, net	(3,876)	(6,728)
Other income (expense), net	213	(151)
Loss before income taxes	(8,206)	(17,089)
Income tax benefit (expense)	154	(53)
Net loss	$(8,052)	$(17,142)
Currency translation adjustment	(251)	240
Comprehensive loss	$(8,303)	$(16,902)

Net Revenues
We currently operate one reportable segment, and our net product revenues are derived from the sale of Jeuveau® and Evolysse®. Net revenues consist of gross revenues, net of adjustments primarily relating to customer rebates, rewards associated with consumer loyalty program, and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.
Net revenues increased by $14.7 million, or 21.2%, to $84.1 million in the three months ended June 30, 2026 from $69.4 million in the three months ended June 30, 2025, primarily due to higher Jeuveau® sales. Net revenues in the three months ended June 30, 2026 and 2025 each contained $0.7 million of service revenue from sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and to increase purchases by our current customers in the competitive aesthetic market, (ii) the continued success of Evolysse® Form and Evolysse® Smooth products in the United States, (iii) the success of the commercial launch of Evolysse® injectable HA gel collection in Europe and (iv) the regulatory approval for the Evolysse® Sculpt and Evolysse® Lips products in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $2.8 million, or 11.8%, to $26.9 million in the three months ended June 30, 2026 from $24.1 million in the three months ended June 30, 2025, primarily attributable to higher volumes of products shipped to customers, partially offset by a reduction in cost of goods sold of $1.1 million resulting from the recognition of IEEPA tariff refunds. We anticipate that our cost of goods sold will fluctuate due to changes in product and geographic mix and the impact of current and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 68.0% and 65.3% in the three months ended June 30, 2026 and 2025, respectively. The recognition of IEEPA tariff refunds provided a 1.2 percentage point increase in gross profit margin in the three months ended June 30, 2026. We anticipate that our gross profit margin will fluctuate due to changes in product and geographic mix, the effect of current and threatened tariffs, and the impact of promotional and incentive programs on our average selling prices.
Selling, General and Administrative
Selling, general and administrative expenses increased by $0.4 million, or 0.7%, to $57.1 million in the three months ended June 30, 2026 from $56.7 million in the three months ended June 30, 2025, primarily resulting from increased personnel-related costs. Selling, general and administrative expenses may fluctuate in the future primarily driven by potential changes in marketing strategies, launches of new products and international expansion.
Research and Development
Research and development expenses were $1.9 million in the three months ended June 30, 2026 and remained relatively consistent with that in the three months ended June 30, 2025. We expect our research and development expenses to increase, if and when, we develop additional product candidates and pursue regulatory approvals.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. In the three months ended June 30, 2026 and 2025, we recognized a net revaluation charge of $1.3 million and an unrealized gain of $3.9 million, respectively. Changes to the fair value of the contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.6 million, or 64.1%, to $1.5 million in the three months ended June 30, 2026 from $0.9 million in the three months ended June 30, 2025, primarily due to an increase in amortization of internal-use software and depreciation of leasehold improvements.

Interest Expense, Net
Interest expense, net, decreased by $2.9 million, or 42.4%, to $3.9 million in the three months ended June 30, 2026 from $6.7 million in the three months ended June 30, 2025, primarily due to $3.0 million of debt modification fees recognized in connection with the New Pharmakon Loans in the three months ended June 30, 2025. Interest on the Revolving Credit Facility and the New Pharmakon Term Loans (as defined below) is based on variable interest rates, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources—The Pharmakon Term Loans” and “Liquidity and Capital Resources—The Revolving Credit Facility” for further information.
Income Tax Benefit (Expense)
There was minimal income tax benefit in the three months ended June 30, 2026 and minimal income tax expense in the three months ended June 30, 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Revenue:
Product revenue, net	$156,097	$136,773
Service revenue	1,124	1,136
Total net revenues	157,221	137,909
Cost of goods sold	51,144	45,934
Gross profit	106,077	91,975
Gross profit margin	67.5%	66.7%
Operating expenses:
Selling, general and administrative	109,033	113,315
Research and development	4,132	4,049
Revaluation of contingent royalty obligation payable to Evolus Founders	1,236	(1,763)
Depreciation and amortization	3,067	1,756
Total operating expenses	117,468	117,357
Loss from operations	(11,391)	(25,382)
Other income (expense):
Interest expense, net	(7,566)	(10,433)
Other income (expense), net	333	(94)
Loss before income taxes	(18,624)	(35,909)
Income tax expense	(102)	(125)
Net loss	$(18,726)	$(36,034)
Currency translation adjustment	(373)	306
Comprehensive loss	$(19,099)	$(35,728)
Net Revenues
We currently operate one reportable segment, and our net product revenues are derived from the sale of Jeuveau® and Evolysse®. Net revenues consist of gross revenues, net of adjustments primarily relating to customer rebates, rewards associated with consumer loyalty program, and co-branded marketing programs. Revenues are recognized when the control of the promised goods is transferred to the customer in an amount that reflects the consideration allocated to the related performance obligations and to which we expect to be entitled in exchange for those products or services.

Net revenues increased by $19.3 million, or 14.0%, to $157.2 million in the six months ended June 30, 2026 from $137.9 million in the six months ended June 30, 2025, due to higher Jeuveau® and Evolysse® sales. Net revenues in the six months ended June 30, 2026 and 2025 each contained $1.1 million of service revenue from sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and to increase purchases by our current customers in the competitive aesthetic market, (ii) the continued success of Evolysse® Form and Evolysse® Smooth products in the United States, (iii) the success of the commercial launch of Evolysse® injectable HA gel collection in Europe and (iv) the regulatory approval for the Evolysse® Sculpt and Evolysse® Lips products in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties. Cost of goods sold increased by $5.2 million, or 11.3%, to $51.1 million in the six months ended June 30, 2026 from $45.9 million in the six months ended June 30, 2025, primarily attributable to higher volumes of products shipped to customers, partially offset by a reduction in cost of goods sold of $1.1 million resulting from the recognition of IEEPA tariff refunds. We anticipate that our cost of goods sold will fluctuate due to changes in product and geographic mix and the impact of current and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 67.5% and 66.7% in the six months ended June 30, 2026 and 2025, respectively. The recognition of IEEPA tariff refunds provided a 0.7 percentage point increase in gross profit margin in the six months ended June 30, 2026. We anticipate that our gross profit margin will fluctuate due to changes in product and geographic mix, the effect of current and threatened tariffs, and the impact of promotional and incentive programs on our average selling prices.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $4.3 million, or 3.8%, to $109.0 million in the six months ended June 30, 2026 from $113.3 million in the six months ended June 30, 2025, primarily attributable to lower marketing and sales expenses, as the prior year period included costs associated with the launch of Evolysse®, partially offset by higher personnel-related costs. Selling, general and administrative expenses may fluctuate in the future primarily driven by potential changes in marketing strategies, launches of new products and international expansion.
Research and Development
Research and development expenses were $4.1 million in the six months ended June 30, 2026 and remained relatively consistent with that in the six months ended June 30, 2025. We expect our research and development expenses to increase, if and when, we develop additional product candidates and pursue regulatory approvals.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. In the six months ended June 30, 2026 and 2025, we recognized a net revaluation charge of $1.2 million and an unrealized gain of $1.8 million, respectively. Changes to the fair value of the contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $1.3 million, or 74.7%, to $3.1 million in the six months ended June 30, 2026 from $1.8 million in the six months ended June 30, 2025, primarily due to an increase in amortization of internal-use software and depreciation of leasehold improvements.
Interest Expense, Net
Interest expense, net, decreased by $2.9 million, or 27.5%, to $7.6 million in the six months ended June 30, 2026 from $10.4 million in the six months ended June 30, 2025, primarily due to $3.0 million of debt modification fees recognized in connection with the New Pharmakon Term Loans in the six months ended June 30, 2025. Interest on the Revolving Credit Facility and the New Pharmakon Term Loans (as defined below) is based on variable interest rates, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources—The Pharmakon Term Loans” and “Liquidity and Capital Resources—The Revolving Credit Facility” for further information.
Income Tax Expense
There was minimal income tax expense in each of the six months ended June 30, 2026 and 2025.
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
As of June 30, 2026, we had cash and cash equivalents of $45.2 million, positive working capital of $68.8 million and stockholders’ deficit of $30.9 million.
Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $679.8 million as of June 30, 2026 as a result of ongoing efforts to develop and commercialize our products, including providing selling, general and administrative support for our operations. We had net loss of $18.7 million and $36.0 million in the six months ended June 30, 2026 and 2025, respectively. We had a loss from operations of $11.4 million and $25.4 million in the six months ended June 30, 2026 and 2025, respectively. We used net cash of $13.5 million and $40.4 million for operating activities in the six months ended June 30, 2026 and 2025, respectively. We expect to continue to incur significant expenses for the foreseeable future as we continue the commercialization efforts for our products, including supporting the growth of Evolysse® Form, Evolysse® Smooth, Evolysse® Sculpt and Evolysse® Lips injectable HA gel products in Europe following their launch in May 2026, and pursue regulatory approvals of Evolysse® Sculpt and Evolysse® Lips in the United States.
In response to a potential future tariff on certain patented pharmaceutical products imported from South Korea, we accelerated the importation of certain Jeuveau® inventory during the three months ended June 30, 2026. These purchases increased inventory and accounts payable by $17.6 million as of June 30, 2026. Under agreed payment terms with Daewoong, payments for the accelerated purchases are generally deferred until the periods in which the inventory otherwise would have been purchased under our existing demand forecast. Therefore, these purchases did not result in a commensurate use of cash during the three months ended June 30, 2026. We expect additional accelerated purchases will further increase inventory and accounts payable during the remainder of 2026, but we do not expect the related cash outflows during this period to increase proportionately. We estimate such outflows to remain generally aligned with our original demand forecast. These arrangements defer our payment obligations and are expected to preserve our near-term liquidity. Although these actions may reduce our near-term tariff exposure, they do not eliminate potential exposure on future imports after this inventory is consumed. The ultimate effects on our results of operations and liquidity will depend on the applicability and duration of the tariff with respect to Jeuveau®, the timing and volume of future imports, and the availability of any exceptions, exclusions or reduced rates.
The Revolving Credit Facility
On March 3, 2026, we, as borrower, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, as administrative agent and the lenders party thereto. Pursuant to the Loan Agreement, the lenders party provided a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) with a $30.0 million commitment and an uncommitted accordion feature of up to $10.0 million, which is exercisable, subject to lenders party consent and other conditions, in $5.0 million increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10.0 million and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term secured overnight financing rate (“SOFR”) (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. See Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The Pharmakon Term Loans
On May 5, 2025, we entered into an Amended and Restated Loan Agreement (the “A&R Loan Agreement”) with Pharmakon, which amended and restated the Prior Pharmakon Loan Agreement (as defined below). Under the A&R Loan Agreement, Pharmakon (as defined below) agreed to make a senior secured term loan to us of an aggregate principal amount of up to $250.0 million to be funded in three tranches, comprised of an initial $150.0 million tranche funded upon the execution of the A&R Loan Agreement and two additional tranches of up to $50.0 million each, available at our election until December 31, 2026 (collectively, the “New Pharmakon Term Loans”). The initial tranche of $150.0 million was released on May 5, 2025, which includes the $125.0 million of outstanding principal amount related to the Prior Pharmakon Term Loans and $25.0 million of incremental borrowings. Total net proceeds of $23.4 million were received by us, net of discounts and fees paid to the lender, from the funding of the initial tranche. The New Pharmakon Term Loans accrue interest at a per annum rate equal to the 3-month SOFR (subject to a SOFR floor of 3.5%) plus 5.0% per annum. In addition, under the terms of the A&R Loan Agreement, we are permitted to incur additional indebtedness in the form of a working capital or revolving loan facility with a maximum credit line of no more than $40.0 million at any time, subject to Pharmakon’s consent and certain terms and conditions customary for credit facilities of similar size and type. See Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Contingent Royalties to Evolus Founders
We are obligated to make quarterly royalty payments based on a low single-digit percentage of net sales of Jeuveau® to the Evolus Founders. These obligations terminate at the end of the second quarter of 2029, the 10-year anniversary of the first commercial sale of Jeuveau® in the United States. The fair value of the obligations is valued quarterly and is referred to in our condensed consolidated financial statements as the contingent royalty obligation.
As of June 30, 2026, we recorded an aggregate balance of $29.0 million in our condensed consolidated balance sheet for the future royalty payment obligation to the Evolus Founders.
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
Symatese U.S. Agreement
Our agreement (the “Symatese U.S. Agreement”) with Symatese Aesthetics S.A.S. (“Symatese”) provides us with an exclusive right to commercialize and distribute five injectable HA gel product candidates, Form, Smooth, Sculpt, Lips and Eye in the United States for use in the aesthetics and dermatological field of use. We also have the right of first negotiation to obtain a license from Symatese to commercialize and distribute any new products developed using the same technology as the Evolysse® collection of injectable HA gels. The Symatese U.S. Agreement includes certain milestone payments, development cost-sharing arrangements, and minimum annual purchases that we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. These potential minimum purchase obligations are contingent upon the occurrence of future events, including receipt of governmental approvals and our future market share.
Symatese Europe Agreement
Our agreement (the “Symatese Europe Agreement”) with Symatese provides us with an exclusive right to commercialize and distribute Symatese’s injectable HA gel products in 50 countries in Europe for use in the aesthetics and dermatological fields. The Symatese Europe Agreement includes certain milestone payments and minimum annual purchases which we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. On August 3, 2026, we and Symatese entered into a series of agreements (collectively, the “Symatese EU Amendments”) that amended and expanded our commercialization rights under the Symatese Europe Agreement. Pursuant to the terms of the Symatese EU Amendments, we have exclusive rights to commercialize and distribute the full line of Evolysse® injectable HA gel products in each of (i) Europe, (ii) Canada, and (iii) Australia and New Zealand. Under the Symatese EU Amendments, we are required to make aggregate upfront payments of €1.4 million and may be required to make additional payments of up to €2.9 million upon receipt of certain regulatory approvals and completion of certain registration processes.
IBSA License Agreement
The IBSA Agreement provides us with an exclusive right and license to develop, commercialize and distribute Profhilo®, an injectable hyaluronic acid product for skin-quality applications, in the United States for use in the aesthetics and dermatological fields. Under the terms of the IBSA Agreement, we will be responsible for development activities required to obtain U.S. regulatory approval for Profhilo® and commercialization activities following approval. In addition, beginning in the fourth year following the commercial launch of Profhilo® in the United States, we will be subject to certain minimum purchase requirements in order to maintain our exclusive right and license, subject to certain exceptions. The amount and timing of expenditures for development activities and subsequent commercialization activities are contingent upon the occurrence of future events and will depend on, among other things, the design, scope, timing and results of clinical activities, FDA requirements, the timing of regulatory submissions and approvals and other factors.
Operating Leases
Our corporate headquarters in Newport Beach, California is under a non-cancelable operating lease, which expires on January 31, 2030 with an option to extend the term for an additional 60 months. Lease payments increase based on an annual rent escalation clause that occurs on February 1st of each year during the lease term.
Current and Future Capital Requirements
We believe that our current capital resources, which consist of cash and cash equivalents, future cash generated from operations, availability of an additional $100.0 million in liquidity under the New Pharmakon Term Loans, and the Revolving Credit Facility, will be sufficient to satisfy our cash requirements for at least the next twelve months with respect to working capital that supports our daily operations and to meeting commitments under our contractual obligations with third parties, although we may wish to access the debt and equity markets or other sources of financing to satisfy our long-term cash requirements as further discussed below.
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

Our future funding requirements will depend on many factors, including:
•the rate of revenue growth for our products in the markets in which they are commercialized;
•our ability to increase operating leverage and achieve sustainable profitability on our anticipated timelines;
•the costs of commercializing our products and product candidates, including marketing, sales and distribution costs, and the costs of maintaining an appropriately sized and productive sales force and attracting and retaining skilled personnel;
•the timing, cost and outcome of regulatory, development and clinical activities for our current and future products and product candidates;
•the timing and amount of milestone, royalty, minimum purchase and other payments under our contractual arrangements;
•our ability to forecast demand and manage product purchases, inventory, supply and related working capital, including manufacturing, freight, tariff and other supply-chain costs; and
•the timing, structure and financial terms of any acquisitions, licenses, collaborations or other corporate development activities.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(13,539)	$(40,423)
Investing activities	(2,191)	(4,128)
Financing activities	7,254	19,032
Effect of exchange rates on cash and cash equivalents	(180)	305
Net decrease in cash and cash equivalents	(8,656)	(25,214)
Cash and cash equivalents, beginning of period	53,826	86,952
Cash and cash equivalents, end of period	$45,170	$61,738
Operating Activities
Net cash used in operating activities was $13.5 million in the six months ended June 30, 2026, compared with $40.4 million in the six months ended June 30, 2025. The decrease was primarily attributable to improved operating results, including higher Jeuveau® and Evolysse® sales, lower selling, general and administrative expenses following the completion of our strategic cost structure optimization initiatives at the end of the third quarter of 2025, as well as a more favorable net impact from changes in operating assets and liabilities. The favorable working capital impact primarily reflected the timing and volume of inventory purchases and a lower net use of cash related to vendor payments and settlements of other accrued obligations, partially offset by increased accounts receivable resulting primarily from higher Jeuveau® and Evolysse® sales and the timing of customer collections.
Investing Activities
Net cash used in investing activities was $2.2 million in the six months ended June 30, 2026, compared with $4.1 million in the six months ended June 30, 2025. The decrease was primarily attributable to lower additions to capitalized internal-use software and lower purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $7.3 million in the six months ended June 30, 2026, compared with $19.0 million in the six months ended June 30, 2025. The decrease was primarily attributable to lower net proceeds from debt financing activities, which were $9.4 million in the six months ended June 30, 2026, compared with $22.4 million in the six months ended June 30, 2025.
Indebtedness
See “Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our New Pharmakon Term Loans and “Liquidity and Capital Resources—The Revolving Credit Facility” for a description of our Revolving Credit Facility.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of debt service; royalties, minimum purchase obligations and other payments under our product license and supply agreements; milestone payments; and operating lease obligations. As of June 30, 2026, our outstanding debt included $160.0 million of principal, due in 2029 and 2030, and approximately $53.0 million of estimated future interest payments, including $14.0 million due within the next twelve months. Other than the Revolving Credit Facility entered into in March 2026, there were no material changes during the six months ended June 30, 2026 to the material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For additional information regarding the amount and timing of these obligations, see Notes 7 through 9 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Subsequent to June 30, 2026, we entered into the Symatese EU Amendments, which require aggregate upfront payments of €1.4 million and additional payments of up to €2.9 million contingent upon receipt of certain regulatory approvals and completion of certain registration processes. We expect to fund our material cash requirements through cash on hand, cash provided by our operating activities, and available borrowing capacity.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our exposure to market risks primarily arises from fluctuations in interest rates and foreign currency exchange rates.
For financial market risks relating to changes in interest rates and foreign currency exchange rates, reference is made to the “Quantitative and Qualitative Disclosures About Market Risk” section in Part II, Item 7A. of our Annual Report on Form 10-

K filed for the year ended December 31, 2025 and to the notes to the consolidated financial statements included therein. As of the date of this report, there were no material changes to our financial market risks from those disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2025.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
An investment in our company involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all the other information in this Quarterly Report on Form 10-Q, including Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the notes thereto included in Part I, Item 1. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to Our Business and Strategy
We have incurred significant losses since our inception, and we may continue to incur losses, which could adversely affect the market price of our common stock and our ability to raise additional capital.
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse®. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net loss of $18.7 million for the six months ended June 30, 2026, and we recorded net losses of $51.6 million and $50.4 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $679.8 million as of June 30, 2026. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products and maintain cost controls. While we strive to achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
Our products face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
Both Jeuveau® and Evolysse® compete within the medical aesthetics market. The medical aesthetic market is highly competitive and dynamic and is characterized by rapid and substantial technological development and product innovations. Our products face, and we anticipate that our future products will face, significant competition from other facial aesthetic products, such as other injectable toxins and dermal fillers. Our products may also compete with unapproved and off-label treatments. Many of our potential competitors, including AbbVie, who first launched BOTOX for cosmetic uses in 2002 and has since maintained the highest market share position in the aesthetic neurotoxin market with its BOTOX product, are large, experienced companies that enjoy significant competitive advantages, such as substantially greater financial resources enabling them to, among other things, market and discount aggressively. Within the dermal filler market we will also face large, experienced competitors such as AbbVie and Galderma S.A. Competitors may also have greater brand recognition for their products, larger sales forces and larger aesthetic product portfolios allowing the companies to bundle products to provide customers more choices and to further discount their products. Additionally, our competitors have greater existing market share in the medical aesthetic market and long-standing customer loyalty programs and sales contracts with large customers, which creates established business and financial relationships with customers, aesthetic societies and universities.
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
Jeuveau® or the Evolysse® collection of injectable HA gels may fail to gain sufficient market acceptance by aesthetic practitioners, consumers and others in the medical aesthetics community to continue to grow our net revenues. The continued commercial success of Jeuveau®, Evolysse® and any future product candidates, including a proposed higher strength dose of Jeuveau®, the Evolysse® collection of injectable HA gels and Profhilo®, will depend significantly on the broad adoption and use of the resulting product by aesthetic practitioners for approved indications, including, in the case of Jeuveau®, the treatment of glabellar lines and other aesthetic indications that we may seek to pursue and in the case of Evolysse® Form and Evolysse® Smooth, the treatment of wrinkles and folds, such as nasolabial folds. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our products.
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
We are reliant on Symatese to achieve and maintain regulatory approval for the Evolysse® product line. Failure to obtain approval, maintain approval, or obtain approval on our estimated time frame for additional Evolysse® products would negatively affect our ability to sell these products.
The FDA and any international regulatory process for medical devices such as Evolysse® is complex, time-consuming and subject to numerous inherent risks. Before future products within the Evolysse® collection can be marketed in the United States or elsewhere, Symatese must obtain regulatory approval for the injectable HA gels. Regulators must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In addition, modifications to products that are approved by regulatory agencies generally require approval.
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
Each of our approved products have specific approved indications for use. The terms of the approvals for each of our products restrict our ability to market or advertise those products for other indications, which could limit aesthetic practitioner and consumer adoption. Under the Federal Food Drug and Cosmetic Act, we may generally only market products for approved indications. Many of our competitors have received approval of multiple aesthetic and therapeutic indications for their neurotoxin and dermal filler products and may be able to market such products for use in a way we cannot. For example, we are aware that one of our competitors, AbbVie, has obtained and plans to obtain additional indications for its neurotoxin and dermal filler products within medical aesthetics and, therefore, is able to market its product across a greater number of indications than Jeuveau® and Evolysse®. If we are unable to obtain approval for indications in addition to our approved indications, our marketing efforts for Jeuveau® and Evolysse® will be severely limited. As a result, we may not generate aesthetic practitioner and consumer demand for, or approval of, our products.
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
If we are found to have promoted such off-label uses, we may receive warning letters from and be subject to other enforcement actions by the FDA, the European Medicines Agency (“EMA”) and other regulatory agencies, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to the FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, regulatory authorities outside the United States may impose similar fines, penalties or sanctions.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, such as under our Symatese U.S. Agreement and Symatese Europe Agreement, which have payments denominated in euros, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.
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

As of June 30, 2026, we had 353 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Risks Related to Our Relationship with Our Licensors
We rely on our agreements, including the Daewoong Agreement, the Symatese U.S. Agreement and the Symatese Europe Agreement and any termination or loss of significant rights, including exclusivity, under these agreements would materially and adversely affect our business.
Our ability to exclusively commercialize Jeuveau® and Evolysse® is completely dependent on the Daewoong Agreement and the Symatese U.S. Agreement and Symatese Europe Agreement, respectively. Under each agreement we have numerous obligations, including minimum product purchases, milestone payments and commercialization and development obligations. If we breach any material obligation, our partners may terminate or decrease our rights under the agreements. If we were to lose rights under the Daewoong Agreement, or either of the Symatese agreements, we would experience an immediate reduction in our revenues and future business opportunities. We believe it would be difficult to find an alternative supplier of these products. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. Additionally, if we experience delays as a result of a dispute with either of our partners the demand for our products could be materially and adversely affected.
We currently rely solely on our third-party partners to manufacture our products, including Daewoong to manufacture Jeuveau® and on Symatese to manufacture Evolysse® and as such, any production or other problems with either licensor could adversely affect us.
We depend solely upon Daewoong for the manufacturing of Jeuveau®, on Symatese to manufacture Evolysse® and will rely on IBSA to manufacture Profhilo®. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for and qualify alternative suppliers, which could have a material adverse effect on our business. Suppliers of any new product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.
In addition, our reliance on our partners entails additional risks, including reliance on our partners for regulatory compliance and quality assurance, the possible breach of the agreements with our partners, and the possible termination or nonrenewal of either agreement at a time that is costly or inconvenient for us. Our failure, or the failure of our partners, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Our dependence on our partners also subjects us to all of the risks related to our partner’s business, which are all generally beyond our control. Our partners’ ability to perform their obligations under their respective agreements is dependent on their operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in their home countries and the broader region in general and the ability of our partners to continue to successfully attract customers and compete in its market.

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
Our licensors developed the manufacturing process for our products in facilities outside the United States. If these facilities were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, public health emergencies, employee malfeasance, terrorist acts, power outages or otherwise, or if operations at the facility are disrupted for any other reason, such an event could jeopardize our licensors’ ability to manufacture our products as promptly as we or our customers expect or possibly at all. If our licensors are unable to manufacture our products within a timeframe that meets our and our customers’ expectations, our business, prospects, financial results and reputation could be materially harmed. Any disaster recovery and business continuity plans that we and our licensors may have in place or put in place may not be adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of our or our licensors’ lack of disaster recovery and business continuity plans, or the adequacy thereof, which could have a material adverse effect on our business.
We forecast the demand for commercial quantities of our products, and if our forecasts are inaccurate, we may experience delays in shipments, increased inventory costs or inventory levels, and reduced cash flow.
We purchase our products from our licensors and under our agreements we are obligated to submit forecasts of anticipated product orders and may, from time to time, submit purchase orders on the basis of these forecasting requirements. For a variety of reasons we may not be able to accurately predict future demand. In addition, we expect our licensors to manufacture our products for other markets in which we do not have exclusive rights. If our business significantly expands, our demand for commercial products would increase and our licensors may be unable to meet our increased demand. In addition, our products have fixed future expiration dates. If we overestimate demand for our products, we will have excess inventory, which may have to be disposed of if such inventory exceeds approved expiration dates, which would result in lost revenues and increase our expenses. These risks may be heightened during new product launches, periods of changing customer demand, or periods in which we adjust purchasing or import timing in response to tariffs or other trade restrictions. If we underestimate requirements for our products, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance.
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
Parties making claims against us or any of our current or future licensors may request and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, we or any of our current or future licensors may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties which may not be commercially available, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical trial supplies or allow commercialization of our products or any future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. Similarly, third-party patents could exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
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
Following regulatory approval, we, and our direct and indirect suppliers, including Daewoong and Symatese, remain subject to the periodic inspection of our facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in requirements that we implement REMS programs, requirements that we complete government mandated clinical trials, and government enforcement actions including those relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls.

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
Our stock price is volatile. For example, the closing price of our common stock during the six months ended June 30, 2026 has ranged from a low of $3.94 to a high of $7.15. The stock market in general and the market for pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.      Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1†	First Amendment to Loan and Security Agreement dated as of April 17, 2026 by and among the Registrant, Eclipse Business Capital, LLC, as agent, and the lenders thereto					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

†	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	August 5, 2026	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Tatjana Mitchell
Tatjana Mitchell
Chief Financial Officer
(Principal Financial Officer)