Form 10-Q
period 2026-09-30
Evolus, Inc.
filed 2026-11-04
CIK 1570562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of October 30, 2026, 66,188,366 shares of the registrant’s common stock, par value $0.00001, were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements (unaudited)
Evolus, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data; Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$41,700	$53,826
Accounts receivable, net	60,280	54,697
Inventories	82,804	26,963
Prepaid expenses	4,925	3,757
Other current assets	12,026	3,674
Total current assets	201,735	142,917
Property and equipment, net	4,850	5,371
Operating lease right-of-use assets	7,091	7,133
Intangible assets, net	46,730	48,040
Goodwill	21,208	21,208
Other assets	2,209	1,199
Total assets	$283,823	$225,868
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$86,189	$23,360
Accrued expenses	36,579	35,591
Current portion of operating lease liabilities	3,213	2,529
Current portion of contingent royalty obligation payable to Evolus Founders	13,341	12,523
Current portion of contingent milestone payment	3,056	1,302
Total current liabilities	142,378	75,305
Long-term portion of operating lease liabilities	5,473	6,371
Long-term portion of contingent royalty obligation payable to Evolus Founders	15,303	19,659
Long-term debt	156,899	146,096
Long-term portion of contingent milestone payment	1,576	1,515
Deferred tax liability	8	28
Total liabilities	$321,637	$248,974
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 66,142,117 and 65,008,183 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	655,148	638,089
Accumulated other comprehensive loss	(681)	(156)
Accumulated deficit	(692,282)	(661,040)
Total stockholders’ equity (deficit)	(37,814)	(23,106)
Total liabilities and stockholders’ equity (deficit)	$283,823	$225,868
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$77,211	$68,967	$233,308	$205,740
Service revenue	741	—	1,865	1,136
Total net revenues	77,952	68,967	235,173	206,876
Cost of goods sold	27,266	23,126	78,410	69,060
Gross profit	50,686	45,841	156,763	137,816
Operating expenses:
Selling, general and administrative	52,923	52,816	161,956	166,131
Research and development	1,968	2,046	6,100	6,095
In-process research and development	1,051	—	1,051	—
Revaluation of contingent royalty obligation payable to Evolus Founders	1,595	(107)	2,831	(1,870)
Depreciation and amortization	1,577	1,143	4,644	2,899
Restructuring costs	—	1,443	—	1,443
Total operating expenses	59,114	57,341	176,582	174,698
Loss from operations	(8,428)	(11,500)	(19,819)	(36,882)
Other income (expense):
Interest income	296	479	877	1,668
Interest expense	(4,247)	(4,094)	(12,394)	(15,716)
Other income (expense), net	148	(455)	481	(549)
Loss before income taxes	(12,231)	(15,570)	(30,855)	(51,479)
Income tax expense	(285)	(167)	(387)	(292)
Net loss	$(12,516)	$(15,737)	$(31,242)	$(51,771)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(152)	462	(525)	768
Comprehensive loss	$(12,668)	$(15,275)	$(31,767)	$(51,003)
Net loss per share, basic and diluted	$(0.19)	$(0.24)	$(0.48)	$(0.80)
Weighted-average shares outstanding used to compute basic and diluted net loss per share	66,085,357	64,726,239	65,736,996	64,324,490
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	63,497,548	$1	$615,825	$(905)	$(609,399)	$5,522
Issuance of common stock in connection with the incentive equity plan	951,272	—	734	—	—	734
Stock-based compensation	—	—	5,966	—	—	5,966
Net loss	—	—	—	—	(18,892)	(18,892)
Other comprehensive income	—	—	—	66	—	66
Balance at March 31, 2025	64,448,820	$1	$622,525	$(839)	$(628,291)	$(6,604)
Issuance of common stock in connection with the incentive equity plan	190,158	—	331	—	—	331
Stock-based compensation	—	—	4,523	—	—	4,523
Net loss	—	—	—	—	(17,142)	(17,142)
Other comprehensive income	—	—	—	240	—	240
Balance at June 30, 2025	64,638,978	$1	$627,379	$(599)	$(645,433)	$(18,652)
Issuance of common stock in connection with the incentive equity plan	127,493	$—	$18	$—	—	$18
Stock-based compensation	—	—	5,149	—	—	5,149
Net loss	—	—	—	—	(15,737)	(15,737)
Other comprehensive income	—	—	—	462	—	462
Balance at September 30, 2025	64,766,471	$1	$632,546	$(137)	$(661,170)	$(28,760)

Evolus, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data; Unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	65,008,183	$1	$638,089	$(156)	$(661,040)	$(23,106)
Issuance of common stock in connection with the incentive equity plan	831,620	—	—	—	—	—
Stock-based compensation	—	—	5,121	—	—	5,121
Net loss	—	—	—	—	(10,674)	(10,674)
Other comprehensive loss	—	—	—	(122)	—	(122)
Balance at March 31, 2026	65,839,803	$1	$643,210	$(278)	$(671,714)	$(28,781)
Issuance of common stock in connection with the incentive equity plan	173,895	—	544	—	—	544
Stock-based compensation	—	—	5,637	—	—	5,637
Net loss	—	—	—	—	(8,052)	(8,052)
Other comprehensive loss	—	—	—	(251)	—	(251)
Balance at June 30, 2026	66,013,698	$1	$649,391	$(529)	$(679,766)	$(30,903)
Issuance of common stock in connection with the incentive equity plan	128,419	$—	$145	$—	$—	$145
Stock-based compensation	—	—	5,612	—	—	5,612
Net loss	—	—	—	—	(12,516)	(12,516)
Other comprehensive loss	—	—	—	(152)	—	(152)
Balance at September 30, 2026	66,142,117	$1	$655,148	$(681)	$(692,282)	$(37,814)
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(31,242)	$(51,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,066	5,252
Stock-based compensation	16,341	15,551
Provision for credit losses and inventory	2,024	3,964
Amortization of operating lease right-of-use assets	1,294	902
Amortization of debt discount and issuance costs	1,185	946
Deferred income taxes	(915)	(6)
Revaluation of contingent royalty obligation payable to Evolus Founders	2,831	(1,870)
Other adjustments to operating activities	198	731
Changes in operating assets and liabilities:
Inventories	3,761	(15,783)
Accounts receivable	(7,449)	(6,717)
Prepaid expenses	(1,177)	(1,255)
Accounts payable	(5,189)	8,057
Accrued expenses	1,324	(10,318)
Operating lease liabilities	(1,465)	(546)
Other operating assets	(4,059)	(2,229)
Net cash used in operating activities	(15,472)	(55,092)
Cash flows from investing activities
Purchases of property and equipment	(785)	(1,962)
Additions to capitalized software	(2,639)	(4,324)
Additions to distribution rights	(581)	—
Net cash used in investing activities	(4,005)	(6,286)
Cash flows from financing activities
Payment of contingent royalty obligation to Evolus Founders	(2,442)	(6,202)
Proceeds from issuance and modification of debt instruments	10,000	25,000
Payments for debt issuance costs	(648)	(2,610)
Issuance of common stock in connection with incentive equity plan	458	1,083
Payment of finance lease obligations	(13)	(11)
Net cash provided by financing activities	7,355	17,260
Effect of exchange rates on cash and cash equivalents	(4)	689
Net decrease in cash and cash equivalents	(12,126)	(43,429)
Cash and cash equivalents, beginning of period	53,826	86,952
Cash and cash equivalents, end of period	$41,700	$43,523
See accompanying notes to condensed consolidated financial statements.

Evolus, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands; Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$7,137	$11,348
Cash paid for income taxes	585	472
Non-cash investing and financing information
Capital expenditures included in accounts payable and accrued expenses	230	987
Acquired distribution rights included in current portion of contingent milestone payment	1,704	—
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
Since inception, the Company has incurred recurring net operating losses and negative cash flows from operating activities. In the three and nine months ended September 30, 2026, the Company recorded a loss from operations of $8,428 and $19,819, respectively, and a net loss of $12,516 and $31,242, respectively. The Company used $15,472 of cash from operations during the nine months ended September 30, 2026. As of September 30, 2026, the Company had $41,700 in cash and cash equivalents and an accumulated deficit of $692,282. The Company believes that its current capital resources, which consist of cash and cash equivalents, future cash generated from operations, and availability of $100,000 in liquidity under the New Pharmakon Term Loans and $20,000 in liquidity under the Revolving Credit Facility (as defined in Note 7. Long-Term Debt and below, respectively), will be sufficient to fund its operations through at least the next twelve months from the date the accompanying condensed consolidated financial statements are issued based on its expected cash needs.
On March 3, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC as administrative agent and the lenders party thereto. Pursuant to the Loan Agreement, the lenders party provided a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) with a $30,000 commitment and an uncommitted accordion feature of up to $10,000, which is exercisable, subject to lenders party consent and other conditions, in $5,000 increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10,000 and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. See Note 7. Long-Term Debt for additional information.
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
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared on a consistent basis with the annual financial statements and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. Pursuant to these SEC rules and regulations, the Company has condensed or omitted certain financial information and disclosures normally included in annual financial statements prepared in accordance with GAAP. The interim unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s consolidated financial position as of September 30, 2026, results of operations, comprehensive income (loss), stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. All intercompany accounts and transactions have been eliminated in consolidation. The interim results presented herein are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2026 or for any other interim period or any future year.
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
The Company is party to an agreement with Symatese, pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute Symatese’s injectable HA gel products in the United States for use in the aesthetics and dermatological field of use. In April 2025, the Company launched Evolysse® Form and Evolysse® Smooth in the United States. In addition, beginning on December 20, 2023, the Company is party to an agreement with Symatese, pursuant to which Symatese granted to the Company an exclusive right to commercialize and distribute Symatese’s injectable HA gel product line in 50 countries in Europe for use in the aesthetics and dermatological fields. In May 2026, the Company

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
launched four Evolysse® products in Europe. Furthermore, on August 3, 2026, the Company and Symatese entered into a series of agreements that amended and expanded the Company’s exclusive rights, under the Symatese Europe Agreement (as defined below), to commercialize and distribute the full line of Evolysse® injectable HA gel products in Europe, Canada, and Australia and New Zealand for use in the aesthetics and dermatological fields. The Company relies on Symatese, its sole supplier, to manufacture Evolysse®. Any termination or loss of significant rights, including exclusivity, would materially and adversely affect the Company’s commercialization of Evolysse®.
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
For the three and nine months ended September 30, 2026, cost of goods sold consisted of inventory cost, amortization of intangible asset relating to distribution right and certain royalties on the sale of the Company’s products.
Tariff Refund Receivable
Following the U.S. Supreme Court’s February 2026 ruling invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), the Company submitted claims to U.S. Customs and Border Protection (“CBP”) for refunds of previously paid tariffs. In June 2026, the Company concluded that recovery of $1,949 was probable and recognized a receivable under the cost recovery accounting guidance. At initial recognition, the Company reduced cost of goods sold by $1,051, selling, general and administrative expense by $316, and the carrying value of inventory by $582. In the three months ended September 30, 2026, the Company received refunds of $1,355, excluding interest. As of September 30, 2026, the remaining tariff refund receivable was $594.
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
As consideration for the rights granted under the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the products gaining approval prior to the milestone payment dates. If regulatory approval of three of the products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as the upfront payment under the Symatese U.S. Agreement. As of September 30, 2026, regulatory approval of three of the products has not been achieved, and no annual milestone payments have been made. The Company, under the Symatese U.S. Agreement, is also subject to minimum purchase requirements and failure to meet such requirements may result in a reduction or termination of the Company’s exclusive rights, subject to certain exceptions. Additionally, the Company has royalty payment obligations under the Symatese U.S. Agreement and has agreed to share specified costs with Symatese relating to the registration of the Lips and Eye products with the U.S. Food and Drug Administration (“FDA”).
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
Upon signing of the Symatese Europe Agreement and issuance of 610,000 shares, the Company recorded $4,429 in in-process research and development expense and $1,476 in intangible assets. The $1,476 in intangible assets represents the value of the nasolabial fold product in Europe that was already approved at the time of signing the Symatese Europe

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Agreement. The remaining value recorded in in-process research and development expense relates to the distribution rights for the three remaining products that did not yet have regulatory approval as of the execution date.
Symatese EU Amendments
On August 3, 2026, the Company and Symatese entered into a series of agreements (collectively, the “Symatese EU Amendments”) that amended and expanded the Company’s commercialization rights under the Symatese Europe Agreement, granting the Company exclusive rights to commercialize and distribute the full line of Evolysse® injectable HA gel products in each of (i) Europe, (ii) Canada and (iii) Australia and New Zealand (each, a “Sub-Territory” and collectively, the “Sub-Territories”) for use in the aesthetics and dermatological fields. Symatese is responsible, at its sole expense, for obtaining and maintaining regulatory approvals for the products in the Sub-Territories.
The Symatese EU Amendments require upfront payments of €500 for exclusive commercialization rights in Europe to an already approved HA gel product in the Evolysse® injectable HA gel product line and €920 for distribution rights to the full Evolysse® injectable HA gel product line in Canada, Australia and New Zealand. The Company may also be required to make additional payments of up to €1,500 upon completion of specified registration processes for the approved HA gel product in Europe and up to €1,380 upon receipt of specified regulatory approvals in the Sub-Territories.
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
The Symatese Europe Agreement and the Symatese EU Amendments granted the Company the license and distribution right to commercialize and distribute the full line of Evolysse® injectable HA gel products in Europe. The initial distribution right intangible assets of $1,476 are amortized on a straight-line basis over its estimated useful life of 15 years and relate to the nasolabial fold product that was already approved in Europe at the time of signing the Symatese Europe Agreement.
Pursuant to the Symatese Europe Agreement, the Company is required to pay two milestone payments: (i) €1,200 on the second anniversary of certain regulatory approvals, and (ii) €1,900 on the later of the third anniversary of certain regulatory approvals or December of any year in which the Company achieves US$25,000 of net revenue in Europe, provided that if the regulatory approvals are achieved the payment shall occur no later than December 2029 regardless of the revenue condition. In October 2024, the Company received European Union Medical Device Regulation (“MDR”) approval for the remaining three injectable HA gel products, triggering the two milestone payments. The first milestone payment was payable in October 2026, and the Company anticipates the second milestone payment will be made in December 2029. Upon receiving approval, the Company recognized intangible assets and corresponding liabilities of $1,035 and $1,200 for the first and second milestone payments, respectively. These amounts were measured at present value based on the expected timing of future payments. In addition, the related intangible assets are amortized on a straight-line basis over their estimated remaining useful life of 14 years and 2 months.
Upon execution of the Symatese EU Amendments, the Company recognized €2,000 in intangible assets. The €2,000 in intangible assets represent the value of the exclusive rights to commercialize a certain already approved HA gel product in Europe under the Evolysse® injectable HA gel product line. The intangible assets will be amortized on a straight-line basis once the product is ready for intended use over the remaining term of the Symatese Europe Agreement.
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
Operating lease ROU assets and lease liabilities are initially recognized based on the net present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. Operating lease ROU assets also include any initial direct costs and lease payments made at or before lease commencement less any lease incentives received, if any. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s leases do not contain any residual value guarantees. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. The Company accounts for lease and non-lease components together as a single lease component for all classes of underlying assets. For operating leases, the Company recognizes rent expense on a straight-line basis over the lease term. There were no significant finance leases as of September 30, 2026.
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
Contract Balances
A contract with a customer states the terms of the sale, including the description, quantity and price of each product purchased. Amounts are recorded as accounts receivable when the Company’s right to consideration becomes unconditional. The Company does not have any significant financing components in customer contracts given the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. As of September 30, 2026 and December 31, 2025, all amounts included in accounts receivable, net on the accompanying condensed consolidated balance sheets are related to contracts with customers.
The Company did not have any material contract assets or unbilled receivables as of September 30, 2026 and December 31, 2025. Sales commissions are included in selling, general and administrative expenses when incurred.
Contract liabilities represent estimated amounts that the Company is obligated to pay to customers, primarily consist of customer rebates and deferred revenue arising from the consumer loyalty program and co-branded marketing programs. These contract liabilities are included in accrued expenses in the accompanying condensed consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, accrued revenue contract liabilities, primarily related to volume-based rebates, consumer loyalty program and co-branded marketing programs, were $9,388 and $11,548, respectively. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2026, provisions for rebates, consumer loyalty program, and co-branded marketing programs were $11,039 and $32,918, respectively, which were offset by related payments, redemptions and adjustments of $13,237 and $35,079, respectively. For the three and nine months ended September 30, 2025, provisions for rebates, consumer loyalty program, and co-branded marketing programs were $11,749 and $32,067, respectively, which were offset by related

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
payments, redemptions and adjustments of $11,894 and $37,940, respectively. The provisions for rebates, consumer loyalty program and co-branded marketing programs were recorded as adjustments to gross revenues in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025.
In the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $10,997 and $14,223, respectively, related to amounts included in contract liabilities at the beginning of each period. The Company did not recognize any revenue related to changes in transaction prices for contracts with customers from previous periods.
Collectability
Accounts receivables are recorded at the net estimated realizable value and do not bear interest. At the time of contract inception or new customer account set-up, the Company performs a collectability assessment of the customer’s creditworthiness. The Company assesses the probability that the Company will collect the entitled consideration in exchange for the goods sold, by considering the customer’s ability and intention to pay when consideration is due. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and estimated future economic and market conditions and periodic evaluation of customers’ receivables balances using relevant available information from internal and external sources relating to past events, current conditions, and forecasts. Historical credit loss experience provides the basis for estimation of expected credit losses and is adjusted as necessary using the relevant information available. The Company writes off accounts receivable balances when it is determined that there is no possibility of collection. As of September 30, 2026 and December 31, 2025, allowance for credit losses was $4,927 and $5,289, respectively. For the three and nine months ended September 30, 2026, provision for bad debts was $756 and $1,670, respectively, and write-offs, net of recoveries, were $744 and $2,032, respectively. For the three and nine months ended September 30, 2025, provision for bad debts was $2,210 and $3,964, respectively, and write-offs, net of recoveries, were $876 and $1,812, respectively.
Practical Expedients
The Company expenses sales commissions as incurred because the amortization period is one year or less. These costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company does not adjust the promised consideration for the effects of the time value of money for contracts in which the anticipated period between the transfer of goods or services to the customer and customer payment is one year or less. The Company has elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or less. Remaining performance obligations primarily relate to deferred revenue arising from the consumer loyalty program and the co-branded marketing programs and are expected to be recognized within one year. Remaining performance obligations not subject to this practical expedient were not material as of September 30, 2026. The Company did not have material consideration that was excluded from the transaction price due to the application of the variable consideration constraint.
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
In-process Research and Development
Costs allocated to in-process research and development assets acquired in transactions accounted for as asset acquisitions are expensed at the acquisition date if the assets have no alternative future use.
Upon execution of the Symatese EU Amendments, the Company recognized €920 of in-process research and development expense related to the acquisition of distribution rights for the full line of Evolysse® injectable HA gel products in Canada,

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Australia and New Zealand. At the acquisition date, regulatory approvals of these products had not been obtained in these territories, and the acquired rights had no alternative future use.
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
Income Taxes
The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision or benefit for interim periods, as required under GAAP. The Company recorded an income tax expense of $285 and $167 for the three months ended September 30, 2026 and 2025, respectively, and an income tax expense of $387 and $292 for the nine months ended September 30, 2026 and 2025, respectively. The Company’s ETR differs from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2026 and 2025 primarily as a result of the change in the valuation allowance offsetting deferred tax assets.
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
The Company monitors changes to the tax laws in U.S. federal, state, and foreign jurisdictions in which it operates and files corporate income tax returns. The Company does not expect changes in such tax laws through September 30, 2026 to materially affect its condensed consolidated financial statements. Given the fact that the Company has generated net operating losses since inception, the Company’s tax returns for all years since inception are open, under the statute of limitations, for audit.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period including contingently issuable shares for which all necessary conditions for issuance have been satisfied. Diluted earnings per share is computed based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the exercise of stock options and the vesting of restricted stock units. Because the impact of equity classified stock options and non-vested RSUs is anti-dilutive during periods of net loss, there was no difference between the weighted-average number of shares used to calculate basic and diluted net loss per common share for the periods presented. Excluded from the dilutive net loss per share computation for the three and nine months ended September 30, 2026 and 2025 were stock options of 6,712,916 and 6,261,664, respectively, and non-vested RSUs of 4,936,967 and 3,009,730, respectively, because their inclusion would have been anti-dilutive. Although these securities were anti-dilutive for these periods, they could be dilutive in future periods.
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of Topic 815 and clarifies the guidance on share-based payments from a customer under Topic 606. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective January 1, 2026, applying the prospective transition method. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.
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

	As of September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$28,644	$—	$—	$28,644

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Contingent royalty obligation payable to Evolus Founders	$32,182	$—	$—	$32,182
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy for assets or liabilities measured at fair value on a recurring basis as of September 30, 2026 and as of December 31, 2025.
The Company determines the fair value of the contingent royalty obligation payable to Evolus Founders based on Level 3 inputs using a discounted cash flows method, in which cash flows anticipated over the term of the contract are discounted to their present value using an expected discount rate. The significant unobservable input assumptions that can significantly change the fair value include (i) projected amount and timing of Jeuveau® net revenues during the payment period, which terminate at the end of the second quarter of 2029, (ii) the discount rate, and (iii) the timing of payments. As of September 30, 2026 and December 31, 2025, the Company utilized a discount rate of 13%, reflecting the Company’s market risk premium. Net revenue projections are also updated to reflect changes in the timing of expected sales. Generally, increases (decreases) to the projected net revenues are accompanied by a directionally similar change to the estimated fair value of the contingent royalty obligation, while significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement, which could materially impact the fair value reported in the condensed consolidated financial statements.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table provides a reconciliation of the beginning and ending fair value measurement of the contingent royalty obligation payable, which used significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value, beginning of period	$29,035	$38,586	$32,182	$44,765
Payments	(1,986)	(1,786)	(6,369)	(6,202)
Change in fair value recorded in operating expenses	1,595	(107)	2,831	(1,870)
Fair value, end of period	$28,644	$36,693	$28,644	$36,693
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
The Company estimates the fair value of long-term debt and operating lease liabilities using the discounted cash flow analysis based on the interest rates of similar rated debt securities (Level 2). As of September 30, 2026 and December 31, 2025, the fair value of long-term debt was $153,158 and $148,828, respectively. The fair value of operating lease liabilities as of September 30, 2026 and December 31, 2025 approximated its carrying value.
Note 4.    Goodwill and Intangible Assets
The tables below provide the original cost, accumulated amortization and net book value by major intangible asset classification:

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$65,057	$(23,227)	$41,830
Capitalized software	20,955	(16,055)	4,900
Intangible assets, net	86,012	(39,282)	46,730
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of September 30, 2026	$107,220	$(39,282)	$67,938

	Original Cost	Accumulated Amortization	Net Book Value
Definite-lived intangible assets
Distribution rights	$62,787	$(20,805)	$41,982
Capitalized software	18,876	(12,818)	6,058
Intangible assets, net	81,663	(33,623)	48,040
Indefinite-lived intangible asset
Goodwill	21,208	—	21,208
Total as of December 31, 2025	$102,871	$(33,623)	$69,248

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2026 that are subject to amortization:

Fiscal year
Remaining in 2026	$1,998
2027	5,957
2028	4,500
2029	3,405
2030	3,403
Thereafter	27,467
$46,730
Distribution rights represent the license and associated distribution rights to Jeuveau® and Evolysse® and are amortized on a straight-line basis over their estimated useful life. During the nine months ended September 30, 2026, the Company capitalized €2,000 related to license and distribution rights in Europe for a HA gel product in the Evolysse® product line.
In the three months ended September 30, 2026 and 2025, the Company capitalized $673 and $1,111, respectively, and in the nine months ended September 30, 2026 and 2025, the Company capitalized $2,095 and $4,474, respectively, relating to costs of computer software developed for internal use. The software is amortized over a two-year period using the straight-line method. In the three months ended September 30, 2026 and 2025, the Company recorded amortization expense relating to intangible assets of $1,891 and $1,679, respectively, and in the nine months ended September 30, 2026 and 2025, the Company recorded amortization expense relating to intangible assets of $5,659 and $4,449, respectively. These amounts were included in cost of goods sold and depreciation and amortization in the accompanying condensed consolidated statements of operations and comprehensive loss.
Note 5. Accrued Expenses
Accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued revenue contract liabilities	$9,388	$11,548
Accrued payroll and related benefits	12,651	10,788
Accrued royalties	5,043	5,846
Other accrued expenses(1)	9,497	7,409
Accrued expenses	$36,579	$35,591
(1) No individual item in “Other accrued expenses” exceeds 5% of total current liabilities.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Note 6. Property and Equipment
Property and equipment as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Equipment	$903	$769
Furniture	1,294	1,030
Leasehold improvements	6,476	6,100
Computers	637	531
Marketing fixtures	1,700	1,700
Total property and equipment	11,010	10,130
Less: accumulated depreciation	(6,160)	(4,759)
Property and equipment, net	$4,850	$5,371
In the three months ended September 30, 2026 and 2025, depreciation expense was $494 and $271, respectively. In the nine months ended September 30, 2026 and 2025, depreciation expense was $1,408 and $802, respectively.
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
Obligations under the Revolving Credit Facility are secured by substantially all of the Company’s assets, including accounts receivable, inventory, cash and intellectual property, subject to customary exceptions and are guaranteed by the Company and its subsidiaries. The Loan Agreement contains customary affirmative and negative covenants and events of default, including limitations on capital expenditures, indebtedness, liens, investments, asset dispositions, dividends and other restricted payments, as well as a minimum excess availability covenant and a change of control provision. As of September 30, 2026, the Company was in compliance with its debt covenants under the Loan Agreement. Principal outstanding under the Revolving Credit Facility was classified as long-term in the accompanying condensed consolidated balance sheets as of September 30, 2026.

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
The New Pharmakon Term Loans are secured by substantially all of the Company’s assets. The New Pharmakon Term Loans contain customary affirmative and restrictive covenants and representations and warranties. The affirmative covenants include, among others, certain information delivery requirements, obligations to maintain certain insurance, and certain notice requirements. The restrictive covenants include, among others, those that limit or restrict the Company’s ability to incur certain additional indebtedness, consummate certain change in control transactions, or incur any non-permitted lien or other encumbrance on the Company’s assets, without Pharmakon’s prior written consent. The New Pharmakon Term Loans do not contain covenants requiring the Company to maintain a minimum cash threshold or minimum revenues or earnings. As of September 30, 2026, the Company was in compliance with its debt covenants under the A&R Loan Agreement. The borrowings outstanding under the New Pharmakon Term Loans were classified as long-term in the accompanying condensed consolidated balance sheets as of September 30, 2026.

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Long-term debt obligations as of September 30, 2026 consisted of the following:

	September 30, 2026
	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(3,798)	$697	$146,899
Revolving Credit Facility	10,000	—	—	10,000
Total long-term debt as of September 30, 2026	$160,000	$(3,798)	$697	$156,899
Long-term debt obligations as of December 31, 2025 consisted of the following:

	December 31, 2025
	Principal Balance	Unamortized Debt Financing Costs	Exit Consideration	Balance, Net
New Pharmakon Term Loans	$150,000	$(4,215)	$311	$146,096
Total long-term debt as of December 31, 2025	$150,000	$(4,215)	$311	$146,096

As of September 30, 2026 and December 31, 2025, the effective interest rate on the Company’s outstanding term loans was approximately 9.93% and 10.15%, respectively, and the corresponding cash interest rate was 8.73% and 8.99%, respectively. As of September 30, 2026, the effective interest rate and cash interest rate on the Revolving Credit Facility were approximately 8.05%.
The following table presents a summary of the principal maturities of long-term debt as of September 30, 2026:

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
Note 8. Operating Leases
The Company’s operating leases are related to its corporate headquarters in Newport Beach, California and its international headquarters in Milan, Italy and do not contain any residual value guarantees or material restrictive covenants. The minimum lease payments associated with lease renewal will only be included in the measurement of the lease liability and ROU assets if the exercise of the renewal option is determined to be reasonably certain. The Company considers the timing of the renewal

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
period and other economic factors such as the financial implications of a decision to extend or not to extend a lease in determining if the renewal option is reasonably certain to be exercised.
Certain of the Company’s operating leases include variable lease payments that are not determinable at lease commencement. Accordingly, these variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized as lease expense in the period in which they are incurred.
The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed operating lease expense	$723	$560	$1,840	$1,566
Variable operating lease expense	136	192	505	294
Total operating lease expense	$859	$752	$2,345	$1,860
Supplemental information on operating leases is as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	3.1	4.1
Weighted-average discount rate	9.9%	9.9%
Operating lease expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Operating lease ROU assets and related current and long-term operating lease liabilities are presented in the accompanying condensed consolidated balance sheets.
The following table presents the future minimum lease payments under operating lease agreements with non-cancelable terms as of September 30, 2026:

Fiscal year
Remainder of 2026	$807
2027	3,308
2028	2,997
2029	2,805
2030	234
Thereafter	—
Total minimum lease payments	$10,151
Less: imputed interest	(1,465)
Present value of operating lease liabilities	$8,686
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

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Total inventory payments to Daewoong were $11,373 and $18,476 in the three months ended September 30, 2026 and 2025, respectively, and $54,441 and $57,325 in the nine months ended September 30, 2026 and 2025, respectively.
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
Pursuant to the Symatese U.S. Agreement, the Company is required to make up to €16,200 in milestone payments to Symatese, including an initial payment of €4,100 within 30 days of execution of the Symatese U.S. Agreement. The additional annual payments of €1,600 in June 2025, €4,100 in June 2026, €3,200 in June 2027, and €3,200 in June 2028 are, in each case, subject to and contingent on three of the products gaining approval prior to the milestone payment dates. If regulatory approval of three of the products is not achieved prior to the aforementioned milestone payment dates, then the related milestone payments will be due and payable to Symatese on the date of approval. In June 2023, the Company paid $4,441 as the upfront payment under the Symatese U.S. Agreement. As of September 30, 2026, regulatory approval of three of the products has not been achieved; as such no additional annual milestone payments have been made. In addition, the Company has royalty payment obligation under the Symatese U.S. Agreement and has agreed to share specified costs with Symatese relating to the registration of the Lips and Eye products with the U.S. FDA.

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
In October 2024, the Company received European Union MDR approval for the remaining three injectable HA gel products. As a result, the two milestone payments have been triggered. The first milestone payment was payable on the two-year anniversary of the approval, which was October 2026. For the second milestone payment, the Company expects to make the payment in December 2029. Upon receiving approval, the Company recorded $1,035 and $1,200 in contingent milestone payment liabilities for the first and second milestone payments, respectively, and $1,035 and $1,200 in intangible assets for the first and second milestone payments, respectively. These amounts reflect the application of a discount to account for the time value of money, which adjusts the present value of the liabilities and intangible assets based on the timing of future payments.
In August 2026, the Company and Symatese executed the Symatese EU Amendments that amended and expanded the Company’s commercialization rights under the Symatese Europe Agreement. Pursuant to the Symatese EU Amendments, the Company is required to make upfront payments of €500 for exclusive commercialization rights in Europe to an already approved HA gel product and €920 for distribution rights to the full Evolysse® injectable HA gel product line in Canada, Australia and New Zealand. The Company may also be required to make additional payments of up to €1,500 upon completion of specified registration process for the approved HA gel product in Europe and up to €1,380 upon receipt of specified regulatory approvals in the Sub-Territories.
IBSA License Agreement - Profhilo®
In July 2026, the Company entered into a License, Supply and Distribution Agreement (the “IBSA Agreement”) with IBSA Institut Biochimique SA (“IBSA”). Pursuant to the terms of the IBSA Agreement, the Company will be responsible for development activities required to obtain U.S. regulatory approval for Profhilo®, as well as commercialization activities following approval. The IBSA Agreement includes certain minimum purchase requirements. Failure to satisfy such requirements may result in the conversion of the Company’s exclusive rights to non-exclusive rights or termination of the IBSA Agreement, subject to certain exceptions. Because the timing of regulatory approval and commercial launch is

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
uncertain, the Company cannot reasonably estimate the future financial impact of its development and commercialization activities related to Profhilo®, including any potential obligations under the minimum purchase requirements.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because they involve claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. No amounts were accrued as of September 30, 2026.
Note 10.     Stock-Based Compensation and Stockholders’ Equity
The following table summarizes the compensation expense related to the Company’s stock-based compensation arrangements recognized in the accompanying condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$5,291	$4,963	$15,267	$15,058
Research and development	312	172	1,074	493
Total stock-based compensation expense, excluding capitalized stock-based compensation expense	$5,603	$5,135	$16,341	$15,551
Capitalized stock-based compensation expense in Intangible assets, net	9	14	29	87
Total stock-based compensation expense	$5,612	$5,149	$16,370	$15,638
As of September 30, 2026, there were $36,860 of total unrecognized compensation costs related to unvested shares subject to outstanding service-based stock options and restricted stock units. Unrecognized compensation costs associated with these stock options and restricted stock units are expected to be expensed over a weighted-average period of 2.7 and 2.9 years, respectively. As of September 30, 2026, total unrecognized compensation costs related to unvested shares subject to outstanding performance-based restricted stock units and market-based restricted stock units were $4,399. Unrecognized compensation costs associated with outstanding performance-based restricted stock units and market-based restricted stock units are expected to be expensed over a weighted-average period of 2.4 years.
Preferred Stock
The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2026 and December 31, 2025, no shares of its preferred stock were issued and outstanding.
Common Stock
The Company has 100,000,000 authorized shares of common stock with a par value of $0.00001 per share. As of September 30, 2026 and December 31, 2025, 66,142,117 and 65,008,183 shares of its common stock were issued and outstanding, respectively.
2024 Employee Stock Purchase Plan (“2024 ESPP”)

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On June 6, 2024, the Company approved the adoption of the 2024 Employee Stock Purchase Plan. The 2024 ESPP provides an opportunity to purchase shares of the Company’s common stock at a favorable price and upon favorable terms in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited numbers of the Company’s common stock at a discount during periodic offering periods, and the first offering period under the 2024 ESPP commenced on May 1, 2025. There were 579,648 shares initially reserved for issuance under the 2024 ESPP, which shall automatically increase on March 5th of each calendar year, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on March 4th of the year in which such increase is to occur, (ii) 579,648 shares of common stock, or (iii) such number of shares of common stock as may be established by the Board of Directors. As of September 30, 2026, the Company had issued 106,180 shares under the 2024 ESPP.
Termination of “At-the-Market” Offering Program
On May 1, 2026, the Company terminated the ATM Sales Agreement and the related ATM Program. No shares were sold under the ATM Sales Agreement prior to its termination.
2017 Omnibus Incentive Plan
The Company’s 2017 Omnibus Incentive Plan (the “Plan”) provides for the grant of incentive options to employees of the Company and for the grant of non-statutory options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company’s officers, directors, consultants and employees. The maximum number of shares of common stock that may be issued under the Plan is 4,361,291 shares, plus an annual increase on November 21st of each year equal to 4.0% of the total issued and outstanding shares of the Company’s common stock as of such anniversary (or such lesser number of shares as may be determined by the Company’s Board of Directors). As of September 30, 2026, the Company had an aggregate of 1,089,189 shares of its common stock available for future issuance under the Plan.

2023 Inducement Incentive Plan
In September 2023, the Company’s Board of Directors adopted the Company’s 2023 Inducement Incentive Plan (the “Inducement Plan”) in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Plan provides for the grant of equity awards to selected individuals in connection with their commencing employment with the Company as an inducement material to their accepting such employment. The Board of Directors had reserved a total of 2,000,000 shares of common stock for issuance under the Inducement Plan. As of September 30, 2026, the Company had an aggregate of 337,583 shares of its common stock available for future issuance under the Inducement Plan.
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
As of September 30, 2026 and December 31, 2025, the Company accrued $4,192 and $4,985, respectively, for royalties under the Medytox Settlement Agreements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Jeuveau®	$69,327	$63,233	$209,804	$190,275
Evolysse®	7,884	5,734	23,504	15,465
Total product revenue, net	77,211	68,967	233,308	205,740
Service revenue	741	—	1,865	1,136
Total net revenues	77,952	68,967	235,173	206,876
Less:
Cost of goods sold	27,266	23,126	78,410	69,060
Gross profit	50,686	45,841	156,763	137,816
Less:
Research and development	1,968	2,046	6,100	6,095
In-process research and development	1,051	—	1,051	—
Selling, general and administrative	52,923	52,816	161,956	166,131
Depreciation and amortization	1,577	1,143	4,644	2,899
Interest income	(296)	(479)	(877)	(1,668)
Interest expense	4,247	4,094	12,394	15,716
Income tax expense	285	167	387	292
Other segment items(1)	1,447	1,791	2,350	122
Segment net loss	$(12,516)	$(15,737)	$(31,242)	$(51,771)
Reconciliation of profit and loss (Segment net loss/profit):
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(12,516)	$(15,737)	$(31,242)	$(51,771)
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
Note 13. Subsequent Events
On October 12, 2026, the Company entered into an option agreement with a privately held company that is developing a procedure-based, sustained-release injectable treatment for hair regrowth. Under the agreement, the Company agreed to pay

Evolus, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
aggregate option consideration of $1,500, reduced by certain amounts previously paid by the Company, and an additional $1,000 contingent upon achievement and confirmation of a specified development milestone. The agreement provides the Company with the option, but not the obligation, to acquire substantially all assets related to the development program. If the option is exercised and the parties enter into the related asset purchase agreement, the Company would be required to make a $7,500 upfront acquisition payment, subject to certain adjustments and holdback, and could be required to make additional milestone and royalty payments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains management’s discussion and analysis of our financial condition and consolidated results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and other documents previously filed with the SEC. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Item 1A. “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
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
On October 12, 2026, we entered into an option agreement with a privately held company that is developing a procedure-based, sustained-release injectable treatment for hair regrowth. Under the agreement, we agreed to pay aggregate option consideration of $1.5 million, reduced by certain amounts that have been previously paid by us, and an additional $1.0 million contingent upon achievement and confirmation of a specified development milestone. The agreement provides us with the option, but not the obligation, to acquire substantially all assets related to the development program. If the option is exercised and the parties enter into the related asset purchase agreement, we would be required to make a $7.5 million upfront acquisition payment, subject to certain adjustments and holdback, and could be required to make additional milestone and royalty payments.
Market Trends and Uncertainties
Macroeconomic conditions in the United States remain mixed and uncertain. Although economic activity continues to expand, elevated inflation, muted job growth, weaker consumer confidence and higher borrowing costs may weigh on discretionary spending. Geopolitical tensions, including ongoing conflicts in the Middle East, and evolving tariff and trade policies contribute to uncertainty relating to energy prices, supply chains and transportation costs. Collectively, these conditions could adversely affect consumer demand for aesthetic treatments, customer purchasing decisions and demand for our products.
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
Separately, beginning September 2026, Jeuveau®, a biologic manufactured in South Korea, could potentially be subject to tariffs under Section 232 of the Trade Expansion Act of 1962. Following additional Commerce guidance issued in September 2026, we currently do not expect Jeuveau® to be subject to such tariffs. However, U.S. tariff policy and related guidance remain subject to change, and the ultimate tariff treatment of Jeuveau® could depend on how the applicable rules and guidance are interpreted and applied. We continue to monitor developments and evaluate available mitigation measures.
Following the U.S. Supreme Court’s invalidation of tariffs previously imposed under the International Emergency Economic Powers Act, or IEEPA, we submitted claims for refunds of certain previously paid tariffs and have received partial refunds. Our remaining claims are subject to governmental review and processing, and the amount and timing of additional refunds remain uncertain.
As of September 30, 2026, the majority of our debt outstanding represents a long-term loan bearing variable rates of interest (see Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information). Changes in market interest rates will affect the interest expense incurred from this outstanding debt instrument, increasing or decreasing our interest expense in future periods. Additionally, changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuance of short-term and long-term debt securities. See Part I, Item 3 of this Quarterly Report on Form 10-Q for additional information.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025
Revenue:
Product revenue, net	$77,211	$68,967
Service revenue	741	—
Total net revenues	77,952	68,967
Cost of goods sold	27,266	23,126
Gross profit	50,686	45,841
Gross profit margin	65.0%	66.5%
Operating expenses:
Selling, general and administrative	52,923	52,816
Research and development	1,968	2,046
In-process research and development	1,051	—
Revaluation of contingent royalty obligation payable to Evolus Founders	1,595	(107)
Depreciation and amortization	1,577	1,143
Restructuring costs	—	1,443
Total operating expenses	59,114	57,341
Loss from operations	(8,428)	(11,500)
Other income (expense):
Interest expense, net	(3,951)	(3,615)
Other income (expense), net	148	(455)
Loss before income taxes	(12,231)	(15,570)
Income tax expense	(285)	(167)
Net loss	$(12,516)	$(15,737)
Currency translation adjustment	(152)	462
Comprehensive loss	$(12,668)	$(15,275)
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
Net revenues increased by $9.0 million, or 13.0%, to $78.0 million in the three months ended September 30, 2026 from $69.0 million in the three months ended September 30, 2025, primarily due to higher Jeuveau® and Evolysse® sales. Net revenues in the three months ended September 30, 2026 contained $0.7 million of service revenue from sales of Jeuveau® through a distribution partner in Canada; there was no service revenue recognized in the three months ended September 30, 2025. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and to increase purchases by our current customers in the competitive aesthetic market, (ii) the continued success of Evolysse® Form and Evolysse® Smooth products in the United States, (iii) the success of the commercial launch of Evolysse® injectable HA gel collection in Europe and (iv) the regulatory approval for the Evolysse® Sculpt and Evolysse® Lips products in the United States.

Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties on the sale of our products. Cost of goods sold increased by $4.1 million, or 17.9%, to $27.3 million in the three months ended September 30, 2026 from $23.1 million in the three months ended September 30, 2025, primarily attributable to higher volumes of products shipped to customers. We anticipate that our cost of goods sold will fluctuate due to changes in product and geographic mix and the impact of current and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 65.0% and 66.5% in the three months ended September 30, 2026 and 2025, respectively. We anticipate that our gross profit margin will fluctuate due to changes in product and geographic mix, the effect of current and threatened tariffs, and the impact of promotional and incentive programs on our average selling prices.
Selling, General and Administrative
Selling, general and administrative expenses remained relatively consistent at $52.9 million in the three months ended September 30, 2026 compared to $52.8 million in the three months ended September 30, 2025. Selling, general and administrative expenses may fluctuate in the future primarily driven by potential changes in marketing strategies, launches of new products and international expansion.
Research and Development
Research and development expenses were $2.0 million in the three months ended September 30, 2026 and remained relatively consistent with that in the three months ended September 30, 2025. We expect our research and development expenses to increase, if and when, we develop additional product candidates and pursue regulatory approvals.
In-process Research and Development
In the three months ended September 30, 2026, we recognized in-process research and development expenses of $1.1 million in connection with the Symatese EU Amendments (as defined below). No equivalent expenses were recognized in the three months ended September 30, 2025.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. In the three months ended September 30, 2026 and 2025, we recognized a net revaluation charge of $1.6 million and a net revaluation gain of $0.1 million, respectively. Changes to the fair value of the contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $0.4 million, or 38.0%, to $1.6 million in the three months ended September 30, 2026 from $1.1 million in the three months ended September 30, 2025, primarily due to an increase in amortization of internal-use software and depreciation of leasehold improvements.
Restructuring Costs
No restructuring costs were incurred in the three months ended September 30, 2026. Restructuring costs were $1.4 million in the three months ended September 30, 2025. Restructuring costs in the prior year comparable period were primarily related to one-time separation benefits incurred in connection with our strategic cost structure optimization.
Interest Expense, Net
Interest expense, net, increased by $0.3 million, or 9.3%, to $4.0 million in the three months ended September 30, 2026 from $3.6 million in the three months ended September 30, 2025, primarily due to lower interest income earned on cash balances and higher interest expense due to higher outstanding indebtedness. Interest on the Revolving Credit Facility and the New Pharmakon Term Loans (as defined below) is based on variable interest rates, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources—The Pharmakon Term Loans” and “Liquidity and Capital Resources—The Revolving Credit Facility” for further information.
Income Tax Expense
There was minimal income tax expense in each of the three months ended September 30, 2026 and 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Revenue:
Product revenue, net	$233,308	$205,740
Service revenue	1,865	1,136
Total net revenues	235,173	206,876
Cost of goods sold	78,410	69,060
Gross profit	156,763	137,816
Gross profit margin	66.7%	66.6%
Operating expenses:
Selling, general and administrative	161,956	166,131
Research and development	6,100	6,095
In-process research and development	1,051	—
Revaluation of contingent royalty obligation payable to Evolus Founders	2,831	(1,870)
Depreciation and amortization	4,644	2,899
Restructuring costs	—	1,443
Total operating expenses	176,582	174,698
Loss from operations	(19,819)	(36,882)
Other income (expense):
Interest expense, net	(11,517)	(14,048)
Other income (expense), net	481	(549)
Loss before income taxes	(30,855)	(51,479)
Income tax expense	(387)	(292)
Net loss	$(31,242)	$(51,771)
Currency translation adjustment	(525)	768
Comprehensive loss	$(31,767)	$(51,003)
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
Net revenues increased by $28.3 million, or 13.7%, to $235.2 million in the nine months ended September 30, 2026 from $206.9 million in the nine months ended September 30, 2025, due to higher Jeuveau® and Evolysse® sales. Net revenues in the nine months ended September 30, 2026 and 2025 each contained $1.9 million and $1.1 million of service revenue, respectively, from sales of Jeuveau® through a distribution partner in Canada. We anticipate our continued sales growth will depend on (i) our ability to grow our customer base and to increase purchases by our current customers in the competitive aesthetic market, (ii) the continued success of Evolysse® Form and Evolysse® Smooth products in the United States, (iii) the success of the commercial launch of Evolysse® injectable HA gel collection in Europe and (iv) the regulatory approval for the Evolysse® Sculpt and Evolysse® Lips products in the United States.
Cost of Goods Sold
Cost of goods sold primarily consists of inventory cost, amortization of intangible asset relating to distribution right and certain royalties on the sale of our products. Cost of goods sold increased by $9.4 million, or 13.5%, to $78.4 million in the nine months ended September 30, 2026 from $69.1 million in the nine months ended September 30, 2025, primarily attributable to higher volumes of products shipped to customers, partially offset by a reduction in cost of goods sold of $1.1 million resulting from the recognition of IEEPA tariff refunds. We anticipate that our cost of goods sold will fluctuate due to changes in product and geographic mix and the impact of current and threatened tariffs.
Gross Profit Margin
Our gross profit margin was 66.7% and 66.6% in the nine months ended September 30, 2026 and 2025, respectively. The recognition of IEEPA tariff refunds provided a 0.5 percentage point increase in gross profit margin in the nine months ended September 30, 2026. We anticipate that our gross profit margin will fluctuate due to changes in product and geographic mix, the effect of current and threatened tariffs, and the impact of promotional and incentive programs on our average selling prices.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $4.2 million, or 2.5%, to $162.0 million in the nine months ended September 30, 2026 from $166.1 million in the nine months ended September 30, 2025, primarily attributable to lower marketing and sales expenses, as the prior year comparable period included costs associated with the launch of Evolysse®, partially offset by higher personnel-related costs. Selling, general and administrative expenses may fluctuate in the future primarily driven by potential changes in marketing strategies, launches of new products and international expansion.
Research and Development
Research and development expenses were $6.1 million in the nine months ended September 30, 2026 and remained relatively consistent with that in the nine months ended September 30, 2025. We expect our research and development expenses to increase, if and when, we develop additional product candidates and pursue regulatory approvals.
In-process Research and Development
In the nine months ended September 30, 2026, we recognized in-process research and development expenses of $1.1 million in connection with the Symatese EU Amendments (as defined below). No equivalent expenses were recognized in the nine months ended September 30, 2025.
Revaluation of Contingent Royalty Obligation Payable to Evolus Founders
The change in the fair value of the contingent royalty obligation payable to the Evolus Founders is recorded in operating expenses in each reporting period. In the nine months ended September 30, 2026 and 2025, we recognized a net revaluation charge of $2.8 million and a net revaluation gain of $1.9 million, respectively. Changes to the fair value of the contingent royalty obligation payable to Evolus Founders are driven by changes in management assumptions relating to revenue forecasts, the discount rate used and the timing of cash flows.
Depreciation and Amortization
Depreciation and amortization increased by $1.7 million, or 60.2%, to $4.6 million in the nine months ended September 30, 2026 from $2.9 million in the nine months ended September 30, 2025, primarily due to an increase in amortization of internal-use software and depreciation of leasehold improvements.

Restructuring Costs
No restructuring costs were incurred in the nine months ended September 30, 2026. Restructuring costs were $1.4 million in the nine months ended September 30, 2025. Restructuring costs in the prior year comparable period are primarily related to one-time separation benefits incurred in connection with our strategic cost structure optimization.
Interest Expense, Net
Interest expense, net, decreased by $2.5 million, or 18.0%, to $11.5 million in the nine months ended September 30, 2026 from $14.0 million in the nine months ended September 30, 2025, primarily due to $3.0 million of debt modification fees recognized in the prior year comparable period in connection with the New Pharmakon Term Loans and lower average interest rates on outstanding indebtedness between the comparable periods. The decrease was partially offset by higher average outstanding indebtedness in the nine months ended September 30, 2026. Interest on the Revolving Credit Facility and the New Pharmakon Term Loans (as defined below) is based on variable interest rates, which we expect will continue to fluctuate with the market. See “Liquidity and Capital Resources—The Pharmakon Term Loans” and “Liquidity and Capital Resources—The Revolving Credit Facility” for further information.
Income Tax Expense
There was minimal income tax expense in each of the nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, we had cash and cash equivalents of $41.7 million, positive working capital of $59.4 million and stockholders’ deficit of $37.8 million.
Since inception, we have incurred recurring net operating losses and have an accumulated deficit of $692.3 million as of September 30, 2026 as a result of ongoing efforts to develop and commercialize our products, including providing selling, general and administrative support for our operations. We had net loss of $31.2 million and $51.8 million in the nine months ended September 30, 2026 and 2025, respectively. We had a loss from operations of $19.8 million and $36.9 million in the nine months ended September 30, 2026 and 2025, respectively. We used net cash of $15.5 million and $55.1 million for operating activities in the nine months ended September 30, 2026 and 2025, respectively. We expect to continue to incur significant expenses for the foreseeable future as we continue the commercialization efforts for our products, including supporting the growth of Evolysse® Form, Evolysse® Smooth, Evolysse® Sculpt and Evolysse® Lips injectable HA gel products in Europe following their launch in May 2026, and pursue regulatory approvals of Evolysse® Sculpt and Evolysse® Lips in the United States.
In response to uncertainty regarding the potential application of tariffs to certain patented pharmaceutical products imported from South Korea, we accelerated the importation of certain Jeuveau® inventory and samples under a deferred payment arrangement during the nine months ended September 30, 2026. From December 31, 2025 to September 30, 2026, inventories, other current assets, and accounts payable in the accompanying condensed consolidated balance sheets increased by $55.8 million, $8.4 million, and $62.8 million, respectively, primarily reflecting these accelerated purchases. Under agreed payment terms with Daewoong, payments for the accelerated purchases are generally deferred until the periods in which the inventory and product samples otherwise would have been purchased under our existing demand forecast. Therefore, these purchases did not result in a commensurate use of cash during the nine months ended September 30, 2026. We estimate the related cash outflows to remain generally aligned with our original demand forecast. These arrangements defer our payment obligations and are expected to preserve our near-term liquidity.

The Revolving Credit Facility
On March 3, 2026, we, as borrower, entered into a Loan and Security Agreement (the “Loan Agreement”) with Eclipse Business Capital LLC, as administrative agent and the lenders party thereto. Pursuant to the Loan Agreement, the lenders party provided a senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) with a $30.0 million commitment and an uncommitted accordion feature of up to $10.0 million, which is exercisable, subject to lenders party consent and other conditions, in $5.0 million increments or in its entirety. The Revolving Credit Facility has a minimum utilization requirement of $10.0 million and matures on March 3, 2029 with outstanding principal and interest fully due and payable at such time. Borrowings under the Revolving Credit Facility bear interest at a rate equal to adjusted term secured overnight financing rate (“SOFR”) (subject to a floor of 2.0%) plus an applicable margin of 4.25%, which is subject to downward adjustments based on certain coverage ratio and excess availability. As of September 30, 2026, $10.0 million has been drawn under the Revolving Credit Facility with $20.0 million in remaining availability. See Note 7. Long-Term Debt in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
As of September 30, 2026, we recorded an aggregate balance of $28.6 million in our condensed consolidated balance sheet for the future royalty payment obligation to the Evolus Founders.
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
Symatese Europe Agreement
Our agreement (the “Symatese Europe Agreement”) with Symatese provides us with an exclusive right to commercialize and distribute Symatese’s injectable HA gel products in 50 countries in Europe for use in the aesthetics and dermatological fields. The Symatese Europe Agreement includes certain milestone payments and minimum annual purchases which we are required to make in order to maintain the exclusivity of the license. We may, however, meet these minimum purchase obligations by achieving certain market share in our licensed territory. On August 3, 2026, we and Symatese entered into a series of agreements (collectively, the “Symatese EU Amendments”) that amended and expanded our commercialization rights under the Symatese Europe Agreement. Pursuant to the terms of the Symatese EU Amendments, we have exclusive rights to commercialize and distribute the full line of Evolysse® injectable HA gel products in each of (i) Europe, (ii) Canada, and (iii) Australia and New Zealand. The Symatese EU Amendments require upfront payments of €0.5 million for exclusive commercialization rights in Europe to an already approved HA gel product and €0.9 million for distribution rights to the full Evolysse® injectable HA gel product line in Canada, Australia and New Zealand. We may also be required to make additional payments of up to €1.5 million upon completion of specified registration process for the approved HA gel product in Europe and up to €1.4 million upon receipt of specified regulatory approvals in Canada, Australia and New Zealand.
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

The operating lease for our international headquarters in Milan, Italy expires on May 31, 2028 and provides for automatic renewal for an additional 24 months at the then-prevailing market rental rate.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(15,472)	$(55,092)
Investing activities	(4,005)	(6,286)
Financing activities	7,355	17,260
Effect of exchange rates on cash and cash equivalents	(4)	689
Net decrease in cash and cash equivalents	(12,126)	(43,429)
Cash and cash equivalents, beginning of period	53,826	86,952
Cash and cash equivalents, end of period	$41,700	$43,523
Operating Activities
Net cash used in operating activities was $15.5 million in the nine months ended September 30, 2026, compared to $55.1 million in the nine months ended September 30, 2025. The $39.6 million decrease primarily reflected growth in net revenues, favorable timing of inventory purchases and related payments, and more favorable changes in operating accruals, partially offset by increased cash requirements associated with accounts receivable and other operating assets.
Investing Activities
Net cash used in investing activities was $4.0 million in the nine months ended September 30, 2026, compared to $6.3 million in the nine months ended September 30, 2025. The decrease was primarily attributable to lower expenditures on capitalized internal-use software and lower purchases of property and equipment, partially offset by $0.6 million of payments for distribution rights in connection with the Symatese EU Amendments. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Financing Activities
Net cash provided by financing activities was $7.4 million in the nine months ended September 30, 2026, compared to $17.3 million in the nine months ended September 30, 2025. The decrease was primarily attributable to lower net proceeds from debt financing activities, which were $9.4 million in the nine months ended September 30, 2026, compared to $22.4 million in the nine months ended September 30, 2025.
Indebtedness
See “Liquidity and Capital Resources—The Pharmakon Term Loans” for a description of our New Pharmakon Term Loans and “Liquidity and Capital Resources—The Revolving Credit Facility” for a description of our Revolving Credit Facility.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations, including commitments for capital expenditures, primarily consist of debt service; royalties, minimum purchase obligations and other payments under our product license and supply agreements; milestone payments; and operating lease obligations. As of September 30, 2026, our outstanding debt included $160.0 million of principal, due in 2029 and 2030, and approximately $49.7 million of estimated future interest payments, including $14.1 million due within the next twelve months. Other than the Revolving Credit Facility entered into in March 2026 and those discussed below, there were no material changes during the nine months ended September 30, 2026 to the material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For additional information regarding the amount and timing of these obligations, see Notes 7 through 9 and 13 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In August 2026, we entered into the Symatese EU Amendments, which require upfront payments of €0.5 million for exclusive commercialization rights in Europe to an already approved HA gel product and €0.9 million for distribution rights to the full Evolysse® injectable HA gel product line in Canada, Australia and New Zealand. We may also be required to make additional payments of up to €1.5 million upon completion of specified registration processes for the approved HA gel product in Europe and up to €1.4 million upon receipt of specified regulatory approvals in Canada, Australia and New Zealand. In the three months ended September 30, 2026, we paid the aggregate upfront payments of €1.4 million. We expect to fund our material cash requirements through cash on hand, cash provided by our operating activities, and available borrowing capacity.
In October 2026, we entered into an option agreement pursuant to which we agreed to pay aggregate option consideration of $1.5 million, reduced by certain amounts that have been previously paid by us, and an additional $1.0 million contingent upon the achievement and confirmation of a specified development milestone. The agreement provides us with an option, but not an obligation, to acquire substantially all assets of the related development program. We expect to fund the option payments from our existing liquidity. If we exercise the option, we would incur additional acquisition-related payments, including a $7.5 million upfront payment and potential milestone and royalty payments. See Note 13. Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred with respect to the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a global performance beauty company with a history of significant losses. To date, we have invested substantially all of our efforts and financial resources in the clinical development, regulatory approval, and commercial launch of Jeuveau® and Evolysse®. We began generating revenue in May 2019 and have incurred losses in each year since our inception in 2012. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history of profitability. We recorded net loss of $31.2 million for the nine months ended September 30, 2026, and we recorded net losses of $51.6 million and $50.4 million for the years ended December 31, 2025 and 2024, respectively. We had an accumulated deficit of $692.3 million as of September 30, 2026. Our ability to achieve profitability is dependent on our ability to successfully market and sell our commercial products and maintain cost controls. While we strive to achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of our common stock and, if needed, our ability to raise capital to continue operations.
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
For example, on April 2, 2026, the U.S. government issued a proclamation under Section 232 of the Trade Expansion Act of 1962 authorizing the imposition of significant tariffs on certain imports of patented pharmaceuticals and related ingredients, including tariffs of up to 100% (currently 15% with respect to South Korea), subject to various conditions, exceptions and potential reductions. These tariffs became effective for products of most companies on September 29, 2026. The scope and application of these tariffs have been modified and clarified through subsequent government guidance and may remain subject to further interpretation, modification or expansion.
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

As of September 30, 2026, we had 365 employees, all of whom were full-time employees. Our management and personnel, systems and facilities currently in place may not be adequate to support future growth. Our need to effectively execute our growth strategy requires that we identify, recruit, retain, incentivize and integrate any additional employees to effectively manage any future clinical trials, manage our internal development efforts effectively while carrying out our contractual obligations to third parties, and continue to improve our operational, financial and management controls, reporting systems and procedures.
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
Regulatory approval of a Biologics License Application (“BLA”) supplement, premarket approval, marketing authorization application, or other product approval is not guaranteed, and the approval process is expensive and may take several years. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process. Despite the time and expense expended, failure can occur at any stage, and we could encounter problems that cause us to abandon, modify or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for the FDA, the EMA or other regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. The FDA, the EMA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

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
Our stock price is volatile. For example, the closing price of our common stock during the nine months ended September 30, 2026 has ranged from a low of $3.94 to a high of $9.30. The stock market in general and the market for pharmaceutical and medical aesthetic companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.      Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith (x)
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38381	3.1	2/12/18
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 12, 2023	8-K	001-38381	3.1	6/14/23
3.3	Amended and Restated Bylaws	8-K	001-38381	3.2	2/12/18
10.1‡	License, Supply, and Distribution Agreement, effective as of July 7, 2026, by and between IBSA Institut Biochimique SA and Evolus, Inc.					X
10.2‡	Amendment No. 1 to License, Supply, and Distribution Agreement (Europe), entered into as of August 3, 2026, by and between Symatese Aesthetics SAS and Evolus Pharma B.V.					X
10.3‡	Amendment No. 1 to License, Supply, and Distribution Agreement (United States), entered into as of August 3, 2026, by and between Symatese S.A.S. and Evolus, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.
‡	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolus, Inc.

Date:	November 4, 2026	By:	/s/ David Moatazedi
David Moatazedi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ Tatjana Mitchell
Tatjana Mitchell
Chief Financial Officer
(Principal Financial Officer)